Form 10KSB
period 2001-12-31
DR PROTEIN COM INC
filed 2002-03-29
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                  -----------------

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the transition period from                   to
                                      -------------------    -------------------

Commission File Number: 000-33487

                              Dr. Protein.com, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                             33-0954381
--------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

1102 Buena Vista, San Clemente, California                               92672
-------------------------------------------------------------------------------
(Address of principal executive offices)                             Zip Code)

                                 (949) 388-3402
                                 --------------
              (Registrant's Telephone Number, Including Area Code)



Securities registered under Section 12(b) of the Act:

  Title of each class registered:    Name of each exchange on which registered:
  -------------------------------    ------------------------------------------

                 None                            None
                 ----                            ----

Securities registered under Section 12(g) of the Act:

                  Common Stock, Par Value $.001
                  -----------------------------
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $320.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 28, 2002, approximately $0.

As of March 28, 2002, there were 6,395,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                      [ ]  Yes     [X]   No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background.  We were incorporated in Delaware on March 2, 2000.

Our Business. We intend to be a provider of protein products, such as protein bars and protein drinks. We currently sell protein bars which are manufactured by Logic Nutrition, Inc. We have not yet generated any revenues from the sale of those protein bars. We have not yet received any orders for those protein bars. If we generate revenues, we intend to increase our product offerings as well as our marketing activities. We do not have a written agreement with Logic Nutrition, Inc. Logic Nutrition, Inc. has no obligation to provide protein bars to us and, therefore, Logic Nutrition, Inc. may terminate our relationship at any time. In the event that Logic Nutrition, Inc. terminates our relationship, we will not be able to offer protein bars until we establish a relationship with another provider.

To effectuate our business plan during the next three to six months, we must market our protein bars and increase our product offerings. We are currently marketing our protein bars to professional and amateur athletes that participate in alternative or extreme sports and recreational activities such as professional surfing and snowboarding and adventure racing. We currently have sponsor relationships with Joel Fisher and Josh Baxter, two professional surfers, who have agreed to allow us to use their name and image to promote our products. In exchange for using their name and image, we have agreed to provide them with protein bars for their personal consumption. The value of those protein bars that those surfers will receive in exchange for using their name and image is approximately $80 per month. Either party may terminate the agreements at any time.

Our operations to date have been focused on developing our brand name in the alternative or extreme sports industry. Since our inception, our management has conducted word of mouth marketing activities. Work of mouth marketing consists of informing individuals that participate in extreme or alternative sports that we intend to sell and distribute protein products. Our management participates in several extreme or alternative sports including surfing, snowboarding and mountain boarding. Through their participation in those sports, our management has informed other participants that we intend to sell and distribute protein products. In addition, our management has encouraged their friends, family members and business associates to inform their friends, family members and business associates about our business. As a result of developing sponsor relationships with professional athletes in the alternative or extreme sports industry, we have generated minimal revenues as of December 31, 2001. Any revenues generated will be used to increase our products offerings as well as expand our operations.

Our current methods of distribution are via our website and phone or email order. We anticipate that we will have credit card capability on our website by July 2002, which we believe will help process orders. Individual orders via the website will be shipped directly to the customer's residence. Any orders that we receive currently will be shipped via U.S. mail. We intend to establish a relationship with a major shipping company, such as Federal Express or United Parcel Service.

In the event that our current business plan proves to be financially unattractive or unsuccessful, we do not have an alternative business plan, although we do intend to explore alternative business plans. In order to determine whether our current business plan is financially attractive or successful, we believe we need to pursue the plan for a period of at least three years. At the end of that period, we believe we will be able to determine whether our current business plan is financially unattractive or unsuccessful. Factors, which will influence our evaluation, include the amount of revenues that we have generated through that period, our prospects for future revenues and the amount of our assets and liabilities.

Our Website www.drprotein.com. Our current website provides general information about the company and our current address and telephone number. We intend to develop our website to provide easy access to information on topics related to health and nutrition from well-respected third-party sources. We anticipate that we will develop strategic relationships with health-related information sources to offer information on health concerns, nutritional supplements, herbal formulas, drug interactions, homeopathic medicine, diets and therapies. We believe that we be able to develop our website to provide access to information on topics related to health and nutrition by July 2002.

During the next twelve months, we intend to further develop our website. We believe that we can attract significant traffic to our site as a result the sponsor relationships that we have developed with professional athletes in the alternative or extreme sports industry. Therefore, we intend to develop a bulletin board on our website, where consumers can interact with each other and our representatives, including professional athletes.

We also believe that we can use our website to facilitate sales of our products as well as increase brand awareness. We intend to develop our site so that users will be able to provide us with delivery and credit card information directly on our website, which will allow us to process such orders immediately and ship the items ordered. We anticipate that we will have credit card capability on our website by July 2002. We believe our current financial resources will be sufficient to fund the development of credit card capability on our website.

Our Products. Our current products include protein bars, which are manufactured by Logic Nutrition, Inc. The protein bars that we sell and distribute are offered in various flavors, such as chocolate crunch bars, chocolate peanut bars and chocolate raspberry truffle bars. We intend to sell our bars at competitive prices. We also intend to expand our line of protein products to include protein drinks. We hope to begin sales of protein drinks in the second quarter of 2002.

If we generate revenues of more than $50,000 or receive additional financing of at least $50,000, we intend to offer protein bars which have been manufactured by third parties and wrapped in packaging which displays our brand name. Based on informal discussions that our management has conducted with representatives of Logic Nutrition, Inc., we believe that that they will package their bars using our brand name. However, we do not currently have any formal agreement, understanding or arrangement with Logic Nutrition, Inc. We hope to begin offering protein bars packaged with our brand name in the second quarter of 2002.

If we generate revenues of $25,000 from sales of protein bars in the next twelve months, we may expand our product line to include the following:

o        vitamins, nutritional supplements and minerals;
o        herbal products;
o        homeopathic products;
o        personal care products;
o        body building products; and
o        healthcare products.

If we expand our operations to offer a variety of vitamins, nutritional supplements and minerals, herbal, homeopathic and personal care products as well as other healthcare and bodybuilding products, we believe that we will meet the needs of casual, intermediate and sophisticated consumers of vitamins, nutritional supplements and minerals, as well as both brand-loyal and value-oriented customers. We anticipate that those products could come in various formulations and delivery forms, including tablets, capsules, soft gels, liquids and powders. We do not intend to manufacture those products. We do not currently have any source for those products.

Due to the unique nature of the alternative or extreme sports market, we may be able to develop and sell products that are unrelated to protein. For example, we believe that we could develop and sell products, which are commonly used in extreme sports such as suntan lotion and sports apparel. In order to begin sales of these products, we believe we need to generate revenues of more than $50,000 or receive additional financing of at least $50,000. We hope to begin sales of these products by the fourth quarter of 2002.

Our Target Markets and Marketing Strategy. We believe that our primary target market will consist of professional and amateur athletes that participate in alternative or extreme sports and recreational activities such as professional surfing and snowboarding and adventure racing. Our operations to date have been focused on developing our brand name in the alternative or extreme sports industry. Since our inception, we have conducted word of mouth marketing activities. Work of mouth marketing consists of informing individuals that participate in extreme or alternative sports that we intend to sell and distribute protein products. We intend to implement an advertising and marketing campaign to increase awareness of our brand and to acquire new customers through multiple channels, including traditional and online advertising, and the development of strategic relationships. In addition to the specific strategies discussed below, we will seek to maximize the value of our customers by focusing on purchase frequency and customer retention. We hope to achieve purchase frequency and customer retention by offering protein bars that taste good and by attributing an alternative or extreme image to those people who eat our bars. We have conducted taste tests with our target customers and those customers have indicated that our protein bars taste good. We believe those individuals who participate in alternative and extreme sports desire to use products that are associated with that industry. We hope to capitalize on that desire by aligning our bars with the alternative or extreme sports industry.

We also intend to conduct sponsorships and other promotional activities geared towards participants in alternative or extreme sports such as surfing, snowboarding and adventure racing. To conduct sponsorship activities, we intend to develop sponsor relationships with professional athletes who participate in extreme sports and recreational activities. We currently have sponsor relationships with Joel Fisher and Josh Baxter, two professional surfers, who have agreed to allow us to use their name and image to promote our products. In exchange, for using their name and image, we have agreed to provide them with protein bars for their personal consumption. Either party may terminate the agreements at any time. We believe that we can develop sponsor relationships with additional athletes because we believe that traditional consumer product companies typically overlook athletes who participate in extreme sports and recreational activities. For promotional activities, we intend to order to baseball caps and tee shirts, which display our name and logo. Those baseball caps and tee shirts will be given to participants in those sports and used to market our products and develop awareness of our brand. These sponsorship and promotional activities will build our brand image and increase our presence in the market. We are currently marketing our protein bars via word of mouth to professional and amateur athletes that participate in alternative or extreme sports and recreational activities such as professional surfing and snowboarding and adventure racing.

If we generate revenues of $100,000 or obtain financing of $100,000, we intend to pursue a traditional media-based advertising campaign that may include television, radio, print, outdoor and event-based advertising. We may purchase advertising in the health and nutrition magazines in which other vitamin and nutritional supplement retailers have successfully advertised. We hope to begin traditional media-based advertising campaign by the first quarter of 2003. That timeframe could be earlier if we obtain financing. We intend to expand our activities to include targeted online advertising to promote both our brand name and specific merchandising opportunities. We also intend to purchase additional banner and other forms of online advertising to create online awareness, reach new consumers and convert current vitamin, nutritional supplement and mineral shoppers into our customers. Our online advertising will include targeted websites oriented to appropriate health and lifestyle groups, as well as broader campaigns on portals and mass audience websites.

Growth Strategy. Our objective is to become a dominant provider of protein products and nutritional supplements. We intend to establish Dr. Protein as a leading consumer brand for the extreme sports industry. We anticipate that we will pursue an aggressive marketing strategy, both through the Internet and athlete sponsorships. Key elements of our strategy include:

o create awareness of our products and services in the extreme or alternative sports industry.
o        continue and expand our website.
o increase the number of Internet users to our website. We believe that we can achieve this goal by entering into affiliate marketing relationships with websites that attract extreme sports participants. Affiliate marketing means that we would place a link to our website or a banner advertisement on the websites of other companies in exchange for placing their link or banner advertisement on our website. We currently do not have plans, agreements, understandings or arrangements to engage in any affiliate marketing.
o        increase our relationships with clients and extreme athletes.

o provide additional services to consumers. Those services may include providing information concerning our protein products and over the counter vitamins and herbal supplements. Our president, a licensed pharmacist, has experience with our protein products as well as vitamins and herbal supplements and therefore can provide that information.
o pursue relationships with joint venture candidates which will support our development. For example, a potential joint venture candidate could include a company that provides equipment, such as mountain boards, to athletes that participate in alternative or extreme sports. We believe that such a relationship could support our development by providing greater access to potential customers. We currently do not have plans, agreements, understandings or arrangements to engage in joint ventures.

Our Intellectual Property. We currently own a California state trademark for our corporate logo. The duration of that trademark is ten years. We also own the following domain names: www.drprotein.com, www.proteinpros.com, and www.doctorprotein.com. Our rights to those domain names expire on February 24, 2002, although we can renew our rights to those domain names for additional years for an additional fee of $35 per year. We anticipate that we will renew those domain names when they expire.

Our Supplier. Our products are currently supplied by Logic Nutrition, Inc. a California corporation. We anticipate that we will be able to develop relationships with additional suppliers so that we will have alternative suppliers in the event that our current supplier does not desire or is unable to supply a sufficient amount of products to meet our customers' requirements. In order to develop relationships with other suppliers, our management has been taste testing protein bars that are currently manufactured by other suppliers. We intend to begin contacting those suppliers of protein bars that we believe taste good to inquire about whether they would be interest in providing bars to us. We also plan to enter arrangements with other suppliers to diversify our product offerings. However, we do not currently have any formal agreement, understanding or arrangements with any other suppliers. We do not know when we will be able to secure a relationship with another supplier although we hope to secure another relationship by the first quarter of 2002. We do not believe that we need to generate any revenues to in order to develop relationships with other suppliers because we were able to secure a relationship with Logic Nutrition, Inc. without any revenues. Logic Nutrition, Inc. has indicated to us that their willingness to work with us is due to their desire to work with the athletes that we sponsor, specifically our professional surfers.

We do not have a written agreement with Logic Nutrition, Inc. Logic Nutrition, Inc. has no obligation to provide protein bars to us and, therefore, Logic Nutrition, Inc. may terminate our relationship at any time. Logic Nutrition, Inc. currently provides protein bars to us at 40% below their suggested retail price. We do not have any oral agreements, understandings or arrangements concerning the number of bars that Logic Nutrition, Inc. will supply to us. In the event that Logic Nutrition, Inc. terminates our relationship, we will not be able to offer protein bars until we establish a relationship with another provider. We hope to enter into a written, long-term agreement with Logic Nutrition, Inc., although we cannot guaranty that we will be able to enter into such an agreement.

Our Competition. The protein product and nutritional supplement markets are highly fragmented and competitive. Protein products and nutritional supplements are sold through a number of channels, including retail, catalog and mail order, direct selling and online commerce. Each of these channels offers a varying degree of convenience, selection, quality, information, price and privacy. Retail is the largest of these channels. The retail channel includes food stores, drugstores and mass merchandisers.

In addition, the online commerce market in which we operate is new, rapidly evolving and highly competitive. The Internet plays an increasingly significant role in communication, information and commerce. We expect competition to intensify in the future because current and new competitors can launch websites at a relatively low cost. We compete with a variety of companies, including health and natural specialty retailers, drugstores, supermarkets and grocery stores and mass merchant retailers. Current and new competitors may be able to establish products at a relatively low cost and relatively quickly. Our competitors may operate in one or more distribution channels, including online commerce, retail stores, catalog operations or direct selling.

We compete directly with other companies and businesses that have developed and are in the process of developing a platform for Internet based purchases of vitamin, nutritional and mineral supplements, which will be competitive with the products developed and offered by us. Many of these competitors have greater financial and other resources, and more experience in research and development, than us. There can be no assurance that other products, which are functionally equivalent or similar to our products, are not marketed or will not be marketed.

Government Regulation. Because the market for protein products and nutritional supplements is relatively new, there is little common law or regulatory guidance that clarifies the manner in which government regulation impacts online sales. The two principal federal agencies that regulate dietary supplements, including vitamins, nutritional supplements and minerals, are the FDA and the FTC. FDA regulations govern claims that assert the health or nutritional value of a product. FTC regulations make it unlawful to disseminate misleading advertising. If we begin to private label our protein bars, we must comply with those regulations concerning the health or nutritional value of our products and our advertising associated with those products. Although our supplier labels our current products, we must ensure that their labels comply with those regulations. We must also comply with those regulations with respect to the information that is provided on our website. Many FDA and FTC remedies and processes, including imposing civil penalties and commencing criminal prosecution, are available under federal statutes and regulations if product claims violate the law. Similar enforcement action may also result from noncompliance with other regulatory requirements, such as FDA labeling rules. If the claims that are asserted for the products that we sell and distribute violate the law, we may be forced to pay significant civil penalties.

Online commerce is new and rapidly changing, and federal and state regulations relating to the Internet and online commerce are relatively new and evolving. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted to address issues such as user privacy, pricing, content, copyrights, distribution, antitrust matters and the quality of products and services. The adoption of these laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our website and harm our ability to conduct operations via our website. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy is uncertain. Most of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. The uncertainty concerning those regulations may force us to take actions to protect our intellectual property in order to preserve any brand awareness that we have developed or may develop in the future. New laws applicable to the Internet may impose substantial burdens on companies conducting online commerce, which may affect our ability to use our website as our center of operations.

Our Research and Development. We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future.

Employees. As of March 28, 2002, we have two part time employees. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreements.

Facilities. Our administrative office is approximately 200 square feet and is located at 1102 Buena Vista, San Clemente, California 92672. This office is located in the personal residence of Michelle Mirrotto, our president, secretary and one of our directors. We have complete ownership of this office and we do not share this office with any other business. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

================================ ======================== =====================
              Property              December 31, 2001       December 31, 2000
-------------------------------- ------------------------ ---------------------
Cash                                           $15,118                      $0
-------------------------------- ------------------------ ---------------------
Property and Equipment, net                       $487                      $0
================================ ======================== =====================

Our Facilities. Our headquarters are located at 1102 Buena Vista, San Clemente, California 92672. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. Although we are not required to deliver an annual report to security holders, we intend to provide an annual report to our security holders, which will include audited financial statements.

1,593,950 shares of our common stock can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

In January 2002, our registration statement on Form SB-2 to register 1,775,000 shares of common stock held by our shareholders was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is thirty eight. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

    o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
    o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
    o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
    o    a toll-free telephone number for inquiries on disciplinary actions;
    o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
    o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

    o    the bid and offer quotations for the penny stock;
    o the compensation of the broker-dealer and its salesperson in the transaction;
    o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
    o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-------------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Liquidity and Capital Resources. We had cash of $15,118 as of December 31, 2001. We had inventory of $487 and no accounts receivable as of December 31, 2001. Our total assets were $15,605 as of December 31, 2001. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our total liabilities were $2,540 as of December 31, 2001. Our sole liability was represented by accounts payable and accrued expenses. We have no long-term commitments or contingencies.

Results of Operations.

Revenues. For the year ended December 31, 2001 we had generated sales of $320, less $67 for the cost of those goods sold, for a gross profit of $253. For the period from March 2, 2000, our date of inception, through December 31, 2000, we did not generate revenues. We must expand our product offerings and customer base in order to increase our sales. Therefore, unless we expand our operations, we believe that our revenues will continue at their current levels.

Operating Expenses. For the year ended December 31, 2001, our total operating expenses were $17,153 compared to total operating expenses of $6,830 for the period from March 2, 2000, our date of inception through December 31, 2000. The majority of those expenses were legal and professional fees, which totaled $14,282 for the year ended December 31, 2001, compared to $3,050 for the period from March 2, 2000, our date of inception through December 31, 2000. For the year ended December 31, 2001, we experienced a net loss of $16,900 compared to a net loss of $6,830 for the period from March 2, 2000, our date of inception through December 31, 2000.

Our Plan of Operation for the Next Twelve Months. We have recently generated minimal revenues from operations. To effectuate our business plan during the next three to six months, we must continue to market our protein bars and increase our product offerings. We are currently marketing our protein bars to professional and amateur athletes that participate in alternative or extreme sports and recreational activities such as professional surfing and snowboarding and adventure racing. To expand our marketing activities, we intend to develop sponsor relationships with professional athletes who participate in extreme sports and recreational activities. We believe that we can develop additional sponsor relationships with those athletes because traditional consumer product companies typically overlook those athletes. We currently have sponsor relationships with two professional surfers, who have agreed to allow us to use their name and image to promote our products.

Our plan of operation is materially dependent on our ability to generate revenues. Our operations to date have been focused on developing our brand name in the alternative or extreme sports industry. As a result of developing sponsor relationships with professional athletes in the alternative or extreme sports industry, we believe that we will generate revenues in the next three months. Any revenues generated will be used to increase our products offerings as well as expand our operations.

During the next twelve months, we intend to further develop our website. We believe that we can attract significant traffic to our site as a result the sponsor relationships that we have developed with professional athletes in the alternative or extreme sports industry. Therefore, we intend to develop a bulletin board on our website, where consumers can interact with each other and our representatives, including professional athletes. We believe that we can use our website to facilitate sales of our products as well as increase brand awareness.

We have cash of $15,118 as of December 31, 2001. In the opinion of management, available funds will satisfy our working capital requirements through July 2002. In order to conduct operations for the next twelve months, we believe that we will need an additional $10,000. If we do not generate revenues, our expenses will be limited to the day-to-day expenditures necessary to conduct business. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital of at least $25,000 to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to continue operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues. Our auditors have not expressed a going-concern opinion.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sale of any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Item 7.  Financial Statements
-----------------------------

The financial statements required by Item 7 are presented in the following order:



                                                                          PAGE
                                                                          ----
Independent Auditor's Report                                               11

Financial Statements

     Balance Sheets                                                        12

     Statements of Operations                                              13

     Statements of Changes in Stockholders' Equity                         14

     Statements of Cash Flows                                              15

     Notes to Financial Statements                                         16

                          Independent Auditor's Report



To the Stockholders of
Dr. Protein.com, Inc.


         I have audited the accompanying balance sheet of Dr. Protein.com, Inc. as of December 31, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

         I conducted my audits in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dr. Protein.com, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with generally accepted accounting principles in the United States.



                                         /s/ Quintanilla

                                         A Professional Accountancy Corporation
                                         Irvine, California


                                         February 15, 2002

                              DR. PROTEIN.COM, INC.


                                  BALANCE SHEET

                                DECEMBER 31, 2001



                                     ASSETS
                                     ------
Current assets
   Cash                                                           $      15,118
   Accounts receivable, net                                                 ---
   Inventory                                                                487
                                                                  -------------
     Total current assets                                                15,605

Other assets                                                                ---
                                                                  -------------
       Total assets                                               $      15,605
                                                                  =============

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                                  2,540
                                                                  -------------
     Total current liabilities                                            2,540

Contingencies

Stockholders' Equity
    Preferred stock, $.001 par value;
       Authorized shares-- 5,000,000
       Issued and outstanding shares-- 0                                    ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 6,395,000                          6,395
    Additional paid-in capital                                           31,200
    Accumulated deficit                                                 (24,530)
                                                                  -------------
    Total stockholders' equity                                           13,065
                                                                  -------------
       Total liabilities and stockholders' equity                 $      15,605
                                                                  =============



                 See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.


                            STATEMENTS OF OPERATIONS




                                                                                             MARCH 2, 2000
                                                                          YEAR ENDED        (INCEPTION) -
                                                                      DECEMBER 31, 2001    DECEMBER 31, 2000
                                                                         -------------       -------------
Net sales                                                                $         320       $         ---

Cost of goods sold                                                                  67                 ---
                                                                         -------------       -------------
Gross profit                                                                       253                 ---

General and administrative expenses
   Consulting services                                                              --               1,850
   Legal and professional fees                                                  14,282               3,050
   Office supplies and expense                                                     556                 ---
   Occupancy                                                                     2,315               1,930
                                                                         -------------       -------------
       Total operating expenses                                                 17,153               6,830
                                                                         -------------       -------------
Loss from operations                                                           (16,900)             (6,830)

Provision for income tax expense (benefit)                                         800                 ---
                                                                         -------------       -------------
Net loss/comprehensive loss                                              $     (17,700)      $      (6,830)
                                                                         =============       =============
Net loss/comprehensive loss per common share-- basic and diluted         $         ---       $         ---
                                                                         =============       =============
Weighted average of common shares-- basic and diluted                        6,388,985           3,400,000
                                                                         =============       =============



                 See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                        Common Stock              Additional
                                        ------------               Paid-In         Accumulated
                                    Shares          Amount          Capital          Deficit             Total
                                 ------------    -----------     -----------     -----------         -----------
Balance, March 2, 2000                    ---    $       ---     $       ---     $       ---         $       ---

Issuance of common stock,
  March 3, 2000                     3,400,000          3,400             ---             ---               3,400

Cost of occupancy
  contributed by officer                  ---            ---           1,930             ---               1,930

Net loss/comprehensive loss               ---            ---             ---          (6,830)             (6,830)
                                 ------------    -----------     -----------     -----------         -----------
Balance, December 30, 2000          3,400,000          3,400           1,930          (6,830)             (1,500)
                                 ------------    -----------     -----------     -----------         -----------
Issuance of common stock,
  March 18, 2001                    1,000,000          1,000           9,000             ---              10,000

Issuance of common stock,
  June 28, 2001                     1,995,000          1,995          17,955             ---              19,950

Cost of occupancy
  contributed by officer                  ---            ---           2,315             ---               2,315

Net loss/comprehensive loss               ---            ---             ---         (17,700)            (17,700)
                                 ------------    -----------     -----------     -----------         -----------
Balance, December 31, 2001          6,395,000    $     6,395     $    31,200     $   (24,530)        $    13,065
                                =============   ============    ============    =============       ============




                 See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.


                            STATEMENTS OF CASH FLOWS




                                                                                      MARCH 2, 2000
                                                                     YEAR ENDED       (INCEPTION) -
                                                                  DECEMBER 31, 2001   DECEMBER 31, 2000
                                                                 -----------------  -----------------
Cash flows from operating activities
   Net loss                                                      $         (17,700) $          (6,830)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
    Cost of services paid with common stock                                    ---              3,400
    Occupancy cost contributed by officer                                    2,315              1,930
    Changes in operating assets and liabilities
       (Increase) in accounts receivable                                       ---                ---
       (Increase) in inventory                                                (487)               ---
       Increase in accounts payable and accrued expenses                     1,040              1,500
                                                                 -----------------  -----------------
          Net cash used in operating activities                            (14,832)               ---

Cash flows from investing activities                                           ---                ---
                                                                 -----------------  -----------------
          Net cash provided by investing activities                            ---                ---

Cash flows from financing activities
   Proceeds from the issuance of common stock                               29,950                ---
                                                                 -----------------  -----------------
          Net cash provided by financing activities                         29,950                ---
                                                                 -----------------  -----------------
Net increase in cash                                                        15,118                ---

Cash, beginning of year                                                        ---                ---
                                                                 -----------------  -----------------
Cash, end of year                                                $          15,118  $             ---
                                                                 =================  =================
Supplemental disclosure of cash flow information
    Income taxes paid                                            $             800  $             ---
                                                                 =================  =================
    Interest paid                                                $             ---  $             ---
                                                                 =================  =================




                 See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

     Business Description - Dr. Protein.com, Inc. (the "Company") was incorporated in the state of Delaware on March 2, 2000. The Company provides protein bars and drinks to professional and amateur athletes that participate in alternative or extreme sports and other recreational activities such as surfing, snowboarding and adventure racing via the Internet. The Company is headquartered in San Clemente, California.

         Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

         Accounts Receivable - Receivables, if any, represent valid claims against debtors for sales or other charges arising on or before the balance-sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is computed as a percentage (%) of outstanding amounts.

         Inventory - Inventory is stated at the lower of cost or market and is relieved on the first-in, first-out method.

         Fair Value of Financial Instruments - The carrying amount of the Company's financial instruments, which includes cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

         Revenue Recognition - The Company generally recognizes revenues services provided to its customers are completed, fees are fixed or determinable, and collectibility is probable. The Company's standard shipping terms are FOB shipping point. The Company provides an allowance for sales returns based on a percentage (%) of historical experience. Cost of goods sold consists of the purchase price of products sold including inbound and outbound shipping charges, if any.

         Income Taxes - The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

         Net Loss per Common Share - Pursuant to its subsequent incorporation on March 2, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net income (loss) by the weighted average number of outstanding common shares during the year. The pro forma net income
(loss) per common share is presented for analysis purposes within the Company's statements of operations in accordance with SFAS 128.

                              DR. PROTEIN.COM, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         Comprehensive Income/Loss - The Company applies Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. For the periods ended December 31, 2001 and December 31, 2000, the Company had no other components of its comprehensive loss other than net loss as reported on the statements of operations.

         Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 -CONTINGENCIES

         As shown in the accompanying financial statements, the Company has incurred a net operating loss of approximately $24,500 since inception on March 2, 2000 through the period ended December 31, 2001.

         To date, the Company has been focused on developing its brand name in the alternative or extreme sports industry for its protein bars and drinks. The Company currently has sponsor relationships with two professional surfers and minimal revenues have occurred as of December 31, 2001. To fully effectuate the Company's business plan, the Company plans to continue to market its products and to look for opportunities to sponsor additional athletes. Also, Logic Nutrition, Inc manufactures the Company's protein bars. Logic Nutrition, Inc. is not currently under any written agreement with the Company to provide protein bars and may terminate its relationship with the Company at any time.

         Management plans to mitigate its losses in the near term through the significant reduction of legal and professional fees that were incurred upon incorporation; for the preparation of the Company's Private Offering Memorandum; and for the performance of audit and review services. By having completed its registration process over the last six months, the Company has positioned itself to focus on securing its revenues sources, and management currently expects to meet its revenue targets for the remainder of 2002. In addition, should management determine it necessary, the Company will seek to obtain additional financing through the issuance of common stock and increase of ownership equity.


NOTE 3 - ACCRUED EXPENSES

         Accrued Wages and Compensated Absences - The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by outside, third parties and by the founders. As such, there is no accrual for wages or compensated absences as of December 31, 2001 and 2000.

                              DR. PROTEIN.COM, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



NOTE 4 - COMMON STOCK

         On March 3, 2000, the Company issued shares totaling 3,400,000 of its common stock; 1,850,000 shares of its common stock to its officers and founders for consulting services; and, 1,550,000 shares of its common stock to various individuals for legal services rendered in connection with the initial start-up and organization costs incurred. Since there was no readily available market value at the time the services were rendered, par value of $0.001 per share was considered as a reasonable estimate of fair value by all parties.

         On March 18, 2001, the Company issued 1,000,000 shares of its common stock to an officer and director for cash of $10,000. Since the Company was drafting a Private Placement Memorandum Offering (as described in the following paragraph), the Company utilized the value of its common stock associated with that offering of $0.01 per share. This amount was considered a reasonable estimate of fair value between the Company and the officer.

         On June 30, 2001, the Company completed a "best efforts" offering of its common stock pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. In accordance with the Private Placement Memorandum Offering, which was initiated on March 31, 2001, the Company issued 1,995,000 shares of its common stock at $0.01 per share for a total of $19,950.



NOTE 5 - INCOME TAXES

         At December 31, 2001, the Company has available for federal income tax purposes net operating loss carryforwards of approximately $24,500 expiring 2021, that may be used to offset future taxable income. Therefore, there is no provision for federal income taxes and only the minimum state franchise tax of $800 has been provided for the year ended December 31, 2001.

         In addition, the Company has deferred tax assets of approximately $5,800 at December 31, 2001. The Company has not recorded a benefit from its net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of ($5,800) has been provided for the deferred tax assets by the Company's management.


NOTE 6 - RELATED PARTY TRANSACTIONS

         On March 3, 2000, the Company issued 1,850,000 shares of its common stock to its current officers for services valued at $1,850 as described in Note 4.

         The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statement of operations for the two years in the period ended December 31, 2001 and are considered additional contributions of capital by the officer to the Company.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors.

Our directors and principal executive officers are as specified on the following table:

============================ ============== ==================================
                Name              Age                       Position
---------------------------- -------------- ----------------------------------
Michelle Mirrotto                 28        president, secretary, director
---------------------------- -------------- ----------------------------------
John D. Muellerleile              34        treasurer, director
============================ ============== ==================================

Michelle Mirrotto. Ms. Mirrotto has been our president, secretary and one of our directors since March 2001. Since 2000, Ms. Mirrotto has been employed by Savon Drugs, where she is a pharmacist. From 1997 to 2000, Ms. Mirrotto attended the University of the Pacific, where she graduated in 2000 with her Doctor of Pharmacy. Ms. Mirrotto earned her Bachelor of Science degree in biology from California State University, Fullerton in 1997. Ms. Mirrotto is not an officer or director of any reporting company.

John D. Muellerleile. Mr. Muellerleile has been our treasurer and one of our directors since March 2000. Since 1993, Mr. Muellerleile has been employed by SimpleTech, Inc., a California corporation, where he is responsible for sales and marketing. Mr. Muellerleile earned his Bachelor of Arts degree in speech communications from California State University, Long Beach in 1992. Mr. Muellerleile is not an officer or director of any reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
----------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our Chief Executive Officer and our other executive officers whose total annual salary and bonus are anticipated to exceed $50,000 during the year ending December 31, 2001. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

=================================== ======= ============= ============= ===================== =====================
Name and Principal Position          Year      Annual        Bonus ($)      Other Annual           All Other
                                              Salary ($)                   Compensation ($)        Compensation
----------------------------------- ------- ------------- ------------- --------------------- ---------------------
Michelle Mirrotto - president,       2001       None          None              None                  None
secretary
----------------------------------- ------- ------------- ------------- --------------------- ---------------------
John D. Muellerleile - treasurer     2001       None          None              None                  None
=================================== ======= ============= ============= ===================== =====================

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our board of directors.

Employment Contracts. We anticipate that we will enter into an employment agreement with Michelle Mirotto by the second quarter of 2002, although we do not know the terms of that proposed agreement.

Stock Option Plan. We anticipate that we will adopt a stock option plan by the end of 2002, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our board of directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our board of directors. Options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2002 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

======================= ================================== ==================================== ============================
Title of Class          Name of Beneficial Owner           Amount of Beneficial Owner                  Percent of Class
----------------------- ---------------------------------- ------------------------------------ ----------------------------
Common Stock            Michelle Mirrotto                     1,600,000 shares, president,                  25.02%
                        1102 Buena Vista                           secretary, director
                        San Clemente, CA 92672
----------------------- ---------------------------------- ------------------------------------ ----------------------------
Common Stock            John D. Muellerleile                  1,550,000 shares, treasurer,                  24.24%
                        1402 Veteran Avenue #B                          director
                        Los Angeles, CA 90024
----------------------- ---------------------------------- ------------------------------------ ----------------------------

Common Stock            Michael Muellerleile                           400,000 shares                        6.25%
                        4100 Newport Place, Suite 830
                        Newport Beach, CA 92660
----------------------- ---------------------------------- ------------------------------------ ----------------------------
Common Stock            Ryan A. Neely                               1,600,000 shares                        25.02%
                        1102 Buena Vista
                        San Clemente, CA 92672
----------------------- ---------------------------------- ------------------------------------ ----------------------------
Common Stock            Leo Studer                                   500,000 shares                         7.82%
                        49-418 Croquet Court
                        Indio, CA 92201
----------------------- ---------------------------------- ------------------------------------ ----------------------------
Common Stock            All directors and named executive            3,150,000 shares                       49.25%
                        officers as a group
======================= ================================== ==================================== ============================

On September 22, 2001, Michelle Mirrotto, who owns 1,000,000 shares, married Ryan A. Neely, who owns 600,000 shares. Therefore, each beneficially owns 1,600,000 shares of common stock. Michael J. Muellerleile is the brother of John
D. Muellerleile, and is an employee of MC Law Group, which serves as our legal counsel.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

On September 22, 2001, Michelle Mirrotto, our president, secretary and one of our directors, married Ryan A. Neely, our promoter.

On March 3, 2000, Ryan A. Neely was issued 600,000 shares of our common stock in exchange for his services as our promoter. The transaction was accounted for based on the fair value of those services which was determined to be $600. We also issued 1,250,000 shares to our other founders for services. The transaction was accounted for based on the fair value of those services which was determined to be $1,250. We also issued 1,550,000 shares to six individuals for legal services that were provided to us. The transaction was accounted for based on the fair value of those services which was determined to be $1,550.

John D. Muellerleile, our treasurer and one of our directors, is the brother of Michael J. Muellerleile, one of our shareholders and an employee of MC Law Group, which serves as our legal counsel.

Michelle Mirrotto, our president, secretary and one of our directors, currently provides our office space to us at no charge.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

    o    disclosing such transactions in prospectuses where required;
    o disclosing in any and all filings with the Securities and Exchange Commission, where required;
    o    obtaining disinterested directors consent; and
    o    obtaining shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1              Certificate of Incorporation*

3.2              Bylaws*

* Included in the registration statement on Form SB-2 filed on August 10, 2001.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on March 28, 2002.

                                   Dr. Protein.com, Inc.
                                   a Delaware corporation


                                   By:    /s/ Michelle Mirrotto
                                          -------------------------------------
                                          Michelle Mirrotto
                                   Its:   principal executive officer
                                          president, secretary, and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:     /s/ Michelle Mirrotto                                March 28, 2002
        --------------------------------------------
        Michelle Mirrotto
Its:    principal executive officer
        president, secretary and a director


By:     /s/ John D. Muellerleile                             March 28, 2002
        --------------------------------------------
        John D. Muellerleile
Its:    principal accounting officer
        treasurer and a director