Form 10QSB
period 2002-03-31
DR PROTEIN COM INC
filed 2002-05-13
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the transition period from                    to
                                      -------------------    ------------------
Commission File Number: 000-33487

                              Dr. Protein.com, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                             33-0954381
--------                                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

                    1102 Buena Vista, San Clemente, California, 92672
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (949) 388-3402
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 13, 2002, there were 6,395,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------










                              DR. PROTEIN.COM, INC.


                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                              DR. PROTEIN.COM, INC.


                                    CONTENTS


                                                                          PAGE
                                                                          ----
Financial Statements (Unaudited)

     Balance Sheet                                                         4

     Statements of Operations                                              5

     Statement of Changes in Stockholders' Equity                          6

     Statements of Cash Flows                                              7

     Notes to Financial Statements                                         8

                              DR. PROTEIN.COM, INC.

                                  BALANCE SHEET

                                 MARCH 31, 2002

                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets
    Cash                                                         $        9,726
    Inventory                                                               487
                                                                   ------------
       Total current assets                                              10,213

Other assets                                                                ---
                                                                   ------------
          Total assets                                           $       10,213
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
    Accounts payable and accrued expenses                        $        7,360
                                                                  -------------
       Total current liabilities                                          7,360

Stockholders' Equity
    Preferred stock, $.001 par value;
       Authorized shares-- 5,000,000
       Issued and outstanding shares-- 0                                    ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 6,395,000                          6,395
    Additional paid-in capital                                           31,819
    Accumulated deficit                                                 (35,361)
                                                                   ------------
       Total stockholders' equity                                         2,853
                                                                   ------------
          Total liabilities and stockholders' equity             $       10,213
                                                                  =============






                 See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.


                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                               ------------------------------------
                                                                                    2002                 2001
                                                                               ---------------      ---------------
Net revenues                                                                 $             ---    $             ---

Cost of goods sold
                                                                                           ---                  ---
                                                                               ---------------      ---------------
       Gross profit                                                                        ---                  ---

Operating expenses
     Office expense
                                                                                            89                  ---
     Legal and professional fees
                                                                                        10,163                  273
    Occupancy                                                                              579                  579
                                                                               ---------------      ---------------
       Total operating expenses                                                         10,831                  852
                                                                               ---------------      ---------------
Loss from operations                                                                   (10,831)                (852)

Provision for income tax expense (benefit)                                                 ---                  ---
                                                                               ---------------      ---------------
Net loss/comprehensive loss                                                  $         (10,831)   $            (852)
                                                                               =================    ===============
Net loss/comprehensive loss per common share-- basic and
    diluted                                                                  $             ---    $             ---
                                                                               ================     ===============
Weighted average of common shares-- basic and diluted                                6,395,000            3,544,444
                                                                               ================     ===============






                 See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                MARCH 2, 2000 (INCEPTION) THROUGH MARCH 31, 2002

                                   (UNAUDITED)

                                             Common Stock               Additional
                                      ---------------------------       Paid-In       Accumulated
                                         Shares          Amount         Capital         Deficit              Total
                                      ------------    -----------     -----------     -----------         -----------
Balance, March 2, 2000                         ---    $       ---     $       ---     $       ---         $       ---

Issuance of common stock,
  March 3, 2000                          3,400,000          3,400             ---             ---               3,400

Issuance of common stock,
  March 18, 2001                         1,000,000          1,000           9,000             ---              10,000

Cost of occupancy
   contributed by officer                                                   1,930                               1,930

Net loss/comprehensive loss                    ---            ---             ---          (6,830)             (6,830)
                                      ------------    -----------     -----------     -----------         -----------
Balance, March 31, 2001                  4,400,000          4,400          10,930          (6,830)              8,500
                                      ------------    -----------     -----------     -----------         -----------
Issuance of common stock,
  June 28, 2001                          1,995,000          1,995          17,955             ---              19,950

Cost of occupancy
  contributed by officer                                                    2,315                               2,315

Net loss/comprehensive loss                    ---            ---             ---         (17,700)            (17,700)
                                      ------------    -----------     -----------     -----------         -----------
Balance, December 31, 2001               6,395,000          6,395          31,200         (24,530)             13,065
                                     -------------   -------------    -----------    -------------       ------------
Cost of occupancy
   contributed by officer                                                     579                                 579

Cost of office expense
   contributed by officer                      ---            ---              40               ---                40

Net loss/comprehensive loss                    ---            ---             ---         (10,831)            (10,831)
                                      ------------    -----------     -----------     -----------         -----------
Balance, March 31, 2002                  6,395,000    $     6,395     $    31,819     $   (35,361)        $     2,853
                                     =============   ============    ============    =============       ============





                 See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                               ------------------------------------
                                                                                    2002                 2001
                                                                               ---------------      ---------------
Cash flows from operating activities
    Net loss                                                                 $         (10,831)   $            (852)
    Adjustments  to  reconcile  net  loss to net  cash  used in  operating activities
    Occupancy cost contributed by officer                                                  579                  579
    Office expense paid by officer                                                          40                  ---
    Changes in operating assets and liabilities
       Increase in accounts payable and accrued
         expenses                                                                        4,820                  273
                                                                               ---------------      ---------------
          Net cash used in operating activities                                         (5,392)                 ---
                                                                               ---------------      ---------------
Cash flows from investing activities                                                       ---                  ---
                                                                               ---------------      ---------------
          Net cash provided by investing activities                                        ---                  ---
                                                                               ---------------      ---------------
Cash flows from financing activities                                                       ---                  ---
                                                                               ---------------      ---------------
          Net cash provided by financing activities                                        ---                  ---
                                                                               ---------------      ---------------
Net decrease in cash                                                                    (5,392)                 ---

Cash, beginning of period                                                               15,118                  ---
                                                                               ----------------     ---------------
Cash, end of period                                                          $           9,726    $             ---
                                                                              ================     ================
Supplemental disclosure of cash flow information
    Income taxes paid                                                        $             ---    $             ---
                                                                              ================     ================
    Interest paid                                                            $             ---    $             ---
                                                                              ================     ================





                 See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)

Note 1 - NATURE OF OPERATIONS

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


NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


NOTE 3 - CONTINGENCIES

         To date, the Company has been focused on developing its brand name in the alternative or extreme sports industry for its protein bars and drinks. The Company currently has sponsor relationships with two professional surfers and minimal revenues have occurred as of March 31, 2002. To fully effectuate the Company's business plan, the Company plans to continue to market its products and to look for opportunities to sponsor additional athletes. Also, Logic Nutrition, Inc manufactures the Company's protein bars. Logic Nutrition, Inc. is not currently under any written agreement with the Company to provide protein bars and may terminate its relationship with the Company at any time.


NOTE 4 - COMMON STOCK

         On March 3, 2000, the Company issued 1,850,000 shares of its common stock to its officers and founders for consulting services and 1,550,000 shares of its common stock to various individuals for legal services rendered in connection with the initial start-up and organization costs incurred. Since there was no readily available market value at the time the services were rendered, par value of $0.001 per share was considered as a reasonable estimate of fair value by all parties.

                              DR. PROTEIN.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)

NOTE 4 - COMMON STOCK (continued)

         On March 3, 2000, the Company issued 1,850,000 shares of its common stock to its officers and founders for consulting services and 1,550,000 shares of its common stock to various individuals for legal services rendered in connection with the initial start-up and organization costs incurred. Since there was no readily available market value at the time the services were rendered, par value of $0.001 per share was considered as a reasonable estimate of fair value by all parties.

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

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We are a provider of protein products, such as protein bars and protein drinks. We currently sell protein bars which are manufactured by Logic Nutrition, Inc. We have only generated minimal revenues from the sale of those protein bars. Our operations to date have been focused on developing our brand name in the alternative or extreme sports industry. Since our inception, our management has conducted word of mouth marketing activities. Work of mouth marketing consists of informing individuals that participate in extreme or alternative sports that we intend to sell and distribute protein products. Our management participates in several extreme or alternative sports including surfing, snowboarding and mountain boarding. Through their participation in those sports, our management has informed other participants that we intend to sell and distribute protein products. In addition, our management has encouraged their friends, family members and business associates to inform their friends, family members and business associates about our business. Any revenues generated will be used to increase our products offerings as well as expand our operations.

Liquidity and Capital Resources. We had cash of $9,726 as of March 31, 2002. We had inventory of $487 and no accounts receivable as of March 31, 2002. Our total assets were $10,213 as of March 31, 2002. We believe that our available cash is sufficient to pay our day-to-day expenditures. Our total liabilities were $7,360 as of March 31, 2002. Our sole liability was represented by accounts payable and accrued expenses. We have no long-term commitments or contingencies.

Results of Operations.

Revenues. For the three month period ended March 31, 2002, we did not generate any revenues. We must expand our product offerings and customer base in order to increase our sales. Therefore, unless we expand our operations, we believe that we will have little or no revenues.

Operating Expenses. For the three month period ended March 31, 2002, our total operating expenses were $10,831 compared to total operating expenses of $852 for the same period ended March 31, 2001. The majority of those expenses were legal and professional fees, which totaled $10,163 for the three month period ended March 31, 2002, compared to $273 for same period ended March 31, 2001. We also had $89 in office expenses and $579 for occupancy expenses for the three month period ended March 31, 2002, compared to the same period ended March 31, 2001, where we had only $579 for occupancy expenses and no office expenses. For the three month period ended March 31, 2002, we experienced a net loss of $10,831, compared to a net loss of $852 for the three month period ended March 31, 2001.

Our Plan of Operation for the Next Twelve Months. We have only generated minimal revenues from operations. To effectuate our business plan during the next three to six months, we must continue to market our protein bars and increase our product offerings. We are currently marketing our protein bars to professional and amateur athletes that participate in alternative or extreme sports and recreational activities such as professional surfing and snowboarding and adventure racing. To expand our marketing activities, we intend to develop sponsor relationships with professional athletes who participate in extreme sports and recreational activities. We believe that we can develop additional sponsor relationships with those athletes because traditional consumer product companies typically overlook those athletes. We currently have sponsor relationships with two professional surfers, who have agreed to allow us to use their name and image to promote our products.

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

We have cash of $9,726 as of March 31, 2002. In the opinion of management, available funds will satisfy our working capital requirements through October 2002. In order to conduct operations for the next twelve months, we believe that we will need an additional $10,000. If we do not generate revenues, our expenses will be limited to the day-to-day expenditures necessary to conduct business. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital of at least $25,000 to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to continue operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Dr. Protein.com, Inc.,
                                             a Delaware corporation



May 13, 2002                        By:      /s/ Michelle Mirrotto
                                             ----------------------------------
                                             Michelle Mirrotto
                                    Its:     President, Treasurer and Director