Form 10QSB
period 2002-06-30
DR PROTEIN COM INC
filed 2002-08-14
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
              For the transition period from                 to
                                            -----------------  ----------------

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

                1102 Buena Vista, San Clemente, California, 92672
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 388-3402
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 12, 2002, there were 6,395,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                              DR. PROTEIN.COM, INC.


                              FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                              DR. PROTEIN.COM, INC.


                                  BALANCE SHEET

                                  JUNE 30, 2002

                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets
    Cash                                                        $       52,347
    Inventory                                                              755
                                                                --------------

       Total current assets                                             53,102

Other assets                                                               ---
                                                                --------------

          Total assets                                          $       53,102
                                                                ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
    Accounts payable and accrued expenses                       $        1,506
    Due to officer                                                      50,000
                                                                --------------

       Total current liabilities                                        51,506


Stockholders' Equity
    Preferred stock, $.001 par value;
       Authorized shares-- 5,000,000
       Issued and outstanding shares-- 0                                   ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 6,395,000                         6,395
    Additional paid-in capital                                          32,398
    Accumulated deficit                                                (37,197)
                                                                --------------

       Total stockholders' equity                                        1,596
                                                                --------------

          Total liabilities and stockholders' equity            $       53,102
                                                                ==============





                 See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.


                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                              ---------------------------                  -------------------------
                                               2002                  2001                  2002                  2001
                                               ----                  ----                  ----                  ----

Net revenues                                $         1,150    $           ---          $         1,150    $           ---

Cost of goods sold                                      751                ---                      751                ---
                                            ---------------    ---------------          ---------------    ---------------

       Gross profit                                     399                ---                      399                ---

Operating expenses
     Office expense                                      10                ---                       99                ---
     Legal and professional fees                      1,613              3,463                   11,776              3,463
    Occupancy                                           579                579                    1,158              1,158
                                            ---------------    ---------------          ---------------    ---------------

       Total operating expenses                       2,202              4,042                   13,033              4,621
                                            ---------------    ---------------          ---------------    ---------------

Loss from operations                                 (1,803)            (4,042)                 (12,634)            (4,621)

                                                        (33)               ---                      (33)               ---
Other income/(expense)                      ---------------    ---------------          ---------------    ---------------


Loss before provision for
  income tax expense (benefit)                       (1,836)            (4,042)                 (12,667)            (4,621)

Provision for income
   tax expense (benefit)                                ---                ---                      ---                ---
                                            ---------------    ---------------          ---------------    ---------------

Net loss/comprehensive loss                 $        (1,836)   $        (3,463)         $       (12,667)   $        (3,463)
                                            ===============    ===============          ===============    ===============

Net loss/comprehensive loss per
common share - basic and diluted
                                            $           ---    $           ---          $           ---    $           ---
                                            ===============    ===============          ===============    ===============

Weighted average of common shares--
basic and diluted                                 6,395,000          5,166,000                6,395,000          4,368,100
                                            ===============    ===============          ===============    ===============



                 See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 MARCH 2, 2000 (INCEPTION) THROUGH JUNE 30, 2002

                                   (UNAUDITED)



                                             Common Stock              Additional
                                             ------------               Paid-In       Accumulated
                                         Shares          Amount         Capital         Deficit              Total
                                       -----------    -----------     -----------     -----------         -----------
Balance, March 2, 2000                         ---    $       ---     $       ---     $       ---         $       ---

Issuance of common stock,
  March 3, 2000                          3,400,000          3,400             ---             ---               3,400

Issuance of common stock,
  March 18, 2001                         1,000,000          1,000           9,000             ---              10,000

Issuance of common stock,
  June 28, 2001                          1,995,000          1,995          17,955             ---              19,950

Cost of occupancy
   contributed by officer                      ---            ---           3,088             ---               3,088

Net loss/comprehensive loss                    ---            ---             ---         (11,451)            (11,451)
                                      ------------    -----------     -----------     -----------         -----------

Balance, June 30, 2001                   6,395,000          6,395          30,043         (11,451)             24,987
                                      ------------    -----------     -----------     -----------         -----------

Cost of occupancy
  contributed by officer                      ---             ---           1,157             ---               1,157

Net loss/comprehensive loss                    ---            ---             ---         (13,079)            (13,079)
                                      ------------    -----------     -----------     -----------         -----------

Balance, December 31, 2001               6,395,000          6,395          31,200         (24,530)             13,065
                                      ------------    -----------     -----------     -----------         -----------

Cost of occupancy
   contributed by officer                      ---            ---           1,158             ---               1,158

Cost of office expense
   contributed by officer                      ---            ---              40             ---                  40

Net loss/comprehensive loss                    ---            ---             ---         (12,667)            (12,667)
                                      ------------    -----------     -----------     -----------         -----------

Balance, June 30, 2002                   6,395,000    $     6,395     $    32,398     $   (37,197)        $     1,596
                                      ============    ===========     ===========     ===========         ===========




                 See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.


                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------

                                                                                2002                 2001
                                                                                ----                 ----
Cash flows from operating activities
    Net loss                                                               $       (12,667)    $         (4,621)
    Adjustments to reconcile net loss to net cash used in
         operating activities
          Occupancy cost contributed by officer                                      1,158                1,158
          Office expense paid by officer                                                40                  ---
    Changes in operating assets and liabilities
           Increase in inventory                                                      (268)                 ---
           Decrease in accounts payable and accrued expenses                        (1,034)                 ---
                                                                           ---------------      ---------------

          Net cash used in operating activities                                    (12,771)              (3,463)

Cash flows from investing activities                                                   ---                  ---
                                                                           ---------------      ---------------

          Net cash provided by investing activities                                    ---                  ---

Cash flows from financing activities
      Proceeds from officer's note                                                  50,000                  ---
      Proceeds from issuance of common stock                                           ---               29,950
                                                                           ---------------      ---------------

          Net cash provided by financing activities                                 50,000               29,950
                                                                           ---------------      ---------------

Net increase in cash                                                                37,229               26,487

Cash, beginning of period                                                           15,118                  ---
                                                                           ---------------      ---------------

Cash, end of period                                                        $        52,347      $        26,487
                                                                           ===============      ===============


Supplemental disclosure of cash flow information
    Income taxes paid                                                      $            ---    $            ---
                                                                           ================     ===============
    Interest paid                                                          $            ---    $            ---
                                                                           ================     ===============




                 See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

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


NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


NOTE 3 - CONTINGENCIES

         To date, the Company has been focused on developing its brand name in the alternative or extreme sports industry for its protein bars and drinks. The Company currently has sponsor relationships with two professional surfers and minimal revenues have occurred as of June 30, 2002. To fully effectuate the Company's business plan, the Company plans to continue to market its products and to look for opportunities to sponsor additional athletes. Also, Logic Nutrition, Inc. manufactures the Company's protein bars. Logic Nutrition, Inc. is not currently under any written agreement with the Company to provide protein bars and may terminate its relationship with the Company at any time.


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

                                  JUNE 30, 2002

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

NOTE 5 - DUE TO OFFICER

         On June 27, 2002, Michelle Mirrotto, President, advanced $50,000 to the company. A promissory note was executed, which is due on June 27, 2003. The funds are intended to be used as working capital. Interest, not directly stated on the note, is accrued at 8% per annum.

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

We are a provider of protein products, such as protein bars and protein drinks. We currently sell protein bars which are manufactured by Logic Nutrition, Inc. We have only generated minimal revenues from the sale of those protein bars. Our operations to date have been focused on developing our brand name in the alternative or extreme sports industry. Since our inception, our management has conducted word of mouth marketing activities. Word of mouth marketing consists of informing individuals that participate in extreme or alternative sports that we intend to sell and distribute protein products. Our management participates in several extreme or alternative sports including surfing, snowboarding and mountain boarding. Through their participation in those sports, our management has informed other participants that we intend to sell and distribute protein products. In addition, our management has encouraged their friends, family members and business associates to inform their friends, family members and business associates about our business. Any revenues generated will be used to increase our products offerings as well as expand our operations.

Liquidity and Capital Resources. We had cash of $52,347 as of June 30, 2002. We had inventory of $755 and no accounts receivable as of June 30, 2002. Our total assets were $53,102 as of June 30, 2002. We believe that our available cash is sufficient to pay our day-to-day expenditures. Our total liabilities were $51,156 as of June 30, 2002, of which $1,506 was represented by accounts payable and accrued expenses, and $50,000 was due to one of our officers. That amount was loaned to us by our President on June 27, 2002 to use as working capital. The note is due on June 27, 2003, with interest to accrue at 8% per annum. We have no other long-term commitments or contingencies.

Results of Operations.

Revenues. For the six month period ended June 30, 2002, we generated revenues of $1,150. The cost of goods sold was $751, making our gross profit $399 as of June 30, 2002. We must expand our product offerings and customer base in order to increase our sales. Therefore, unless we expand our operations, we believe that we will continue to generate minimal revenues.

Operating Expenses. For the six month period ended June 30, 2002, our total operating expenses were $2,202 compared to total operating expenses of $4,042 for the same period ended June 30, 2001. The majority of those expenses were legal and professional fees, which totaled $1,613 for the six month period ended June 30, 2002, compared to $3,463 for same period ended June 30, 2001. We also had $10 in office expenses and $579 for occupancy expenses for the six month period ended June 30, 2002, compared to the same period ended June 30, 2001, where we had $579 for occupancy expenses and no office expenses. For the six month period ended June 30, 2002, we experienced a net loss of $1,803, compared to a net loss of $4,042 for the six month period ended June 30, 2001.

Our Plan of Operation for the Next Twelve Months. We have only generated minimal revenues from operations. To effectuate our business plan during the next three to six months, we must continue to market our protein bars and increase our product offerings. We are currently marketing our protein bars to professional and amateur athletes that participate in alternative or extreme sports and recreational activities such as professional surfing and snowboarding and adventure racing. To expand our marketing activities, we intend to further develop sponsor relationships with professional athletes who participate in extreme sports and recreational activities. We believe that we can develop additional sponsor relationships with those athletes because traditional consumer product companies typically overlook those athletes. We currently have sponsor relationships with two professional surfers, who have agreed to allow us to use their name and image to promote our products.

Our plan of operation is materially dependent on our ability to generate revenues. Our operations to date have been focused on developing our brand name in the alternative or extreme sports industry. As a result of developing sponsor relationships with professional athletes in the alternative or extreme sports industry, we believe that we will generate revenues in the next six months. Any revenues generated will be used to increase our products offerings as well as expand our operations.

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

We have cash of $52,347 as of June 30, 2002. In the opinion of management, available funds will satisfy our working capital requirements through June 2003. One of our officers loaned us $50,000 on June 27, 2002 for working capital, which comes due on June 27, 2003 and accrues interest at the rate of 8% per annum, though the interest rate is not stated in the note. We hope to increase our operations by enhancing the capabilities of our website, promoting our brand name brand, which we hope will result in increased sales and thereby generate increased revenues. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we have sufficient capital to expand our operations. If this amount is not sufficient, we may need to raise additional capital, such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available after our existing funds are used, then we may not be able to continue operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
-------------------------

None.

Item 2. Changes in Securities.
-----------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

On May 27, 2002, John D. Muellerleile resigned as the Treasurer and a director of the Issuer. The resignation is not the result of any disagreement with the Issuer on any matter relating to the Issuer's operations, policies or practices. A copy of Mr. Muellerleile's resignation is filed as Exhibit 17.1 to its Form 8-K filed May 29, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Dr. Protein.com, Inc.,
                                      a Delaware corporation



August 12, 2002                      By:     /s/ Michelle Mirrotto
                                             ----------------------------------
                                             Michelle Mirrotto
                                     Its:    President, Secretary and Director

                                 CERTIFICATIONS

I, Michelle Mirrotto, certify that:

1. I have read this quarterly report on Form 10-QSB of Dr. Protein.com, Inc.;

2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(a) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 12, 2002
                                                 By:    /s/ Michelle Mirrotto
                                                        -----------------------
                                                        Michelle Mirrotto
                                                 Its:   Chief Executive Officer

                                 CERTIFICATIONS

I, Michelle Mirrotto, certify that:

4. I have read this quarterly report on Form 10-QSB of Dr. Protein.com, Inc.;

5. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

6. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(c) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(d) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 12, 2002
                                          By:     Michelle Mirrotto
                                                  -----------------------
                                                  Michelle Mirrotto
                                          Its:    Chief Financial Officer