Form 10QSB
period 2002-09-30
DR PROTEIN COM INC
filed 2002-11-15
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 For the transition period from                to
                                             ----------------  ----------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 12, 2002, there were 6,395,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------



                              DR. PROTEIN.COM, INC.


                                  BALANCE SHEET

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)

                                     ASSETS

Current assets
    Cash                                                        $        50,584
    Inventory                                                               755
                                                                 --------------

       Total current assets                                              51,339

Other assets                                                                ---
                                                                 --------------

          Total assets                                          $        51,339
                                                                ===============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                      $          5,741
    Due to officer                                                       50,000
                                                               ----------------

       Total current liabilities                                         55,741


Stockholders' Equity
    Preferred stock, $.001 par value;
       Authorized shares-- 5,000,000
       Issued and outstanding shares-- 0                                    ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 6,395,000                          6,395
    Additional paid-in capital                                           32,977
    Accumulated deficit                                                 (43,774)
                                                                 --------------

       Total stockholders' equity                                        (4,402)
                                                                 ---------------

          Total liabilities and stockholders' equity            $        51,339
                                                                ===============



                See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.


                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                            THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------     ----------------------------------------
                                               2002                  2001                  2002                  2001
                                         ----------------     -----------------     ------------------    ------------------
Net revenues                             $            ---     $             280     $           1,150     $             280

Cost of goods sold                                    ---                    67                   751                    67
                                         ----------------     -----------------     -----------------     -----------------

       Gross profit                                   ---                   213                   399                   213

Operating expenses
     Office expense                                   355                   515                   454                   515
     Legal and professional fees
                                                    3,811                 5,537                15,587                 9,000
    Occupancy                                         579                   579                 1,737                 1,737
                                         ----------------     -----------------     -----------------     -----------------

       Total operating expenses                     4,745                 6,631                17,778                11,252
                                         ----------------     -----------------     -----------------     -----------------

Loss from operations                               (4,745)               (6,418)              (17,379)              (11,039)

Other income/(expense)
     Interest expense                                (997)                                     (1,030)
                                                      ---                                         ---
     Penalties expense                                (35)                  ---                   (35)                  ---
                                         ----------------     -----------------     ------------------    -----------------

Loss before provision for
  income tax expense (benefit)                     (5,777)               (6,418)              (18,444)              (11,039)

Provision for income
   tax expense (benefit)                              800                   ---                   800                   ---
                                         ----------------     -----------------     ------------------    -----------------

Net loss/comprehensive loss              $         (6,577)    $          (6,418)    $         (19,244)    $         (11,039)
                                         ================     =================     =================     =================

Net loss/comprehensive loss per
common share - basic and diluted
                                         $            ---     $             ---     $             ---     $             ---
                                         ================     =================     =================     ================

Weighted average of common shares--
basic and diluted                               6,395,000             6,395,000             6,395,000             5,048,640
                                         ================     =================     =================     =================

                 See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              MARCH 2, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2002

                                   (UNAUDITED)


                                             Common Stock             Additional
                                             ------------              Paid-In         Accumulated
                                         Shares          Amount        Capital          Deficit             Total
                                       -----------    -----------     -----------     -----------         -----------
Balance, March 2, 2000                         ---    $       ---     $       ---     $       ---         $       ---

Issuance of common stock,
  March 3, 2000                          3,400,000          3,400             ---             ---               3,400

Issuance of common stock,
  March 18, 2001                         1,000,000          1,000           9,000             ---              10,000

Issuance of common stock,
  June 28, 2001                          1,995,000          1,995          17,955             ---              19,950

Cost of occupancy
   contributed by officer                      ---            ---           3,088             ---               3,088

Net loss/comprehensive loss                    ---            ---             ---         (11,451)            (11,451)
                                      ------------    -----------     -----------     -----------         -----------

Balance, June 30, 2001                   6,395,000          6,395          30,043         (11,451)             24,987
                                      ------------    -----------     -----------     -----------         -----------

Cost of occupancy
  contributed by officer                       ---            ---           1,157             ---               1,157

Net loss/comprehensive loss                    ---            ---             ---         (13,079)            (13,079)
                                      ------------    -----------     -----------     -----------         -----------

Balance, December 31, 2001               6,395,000           6,395         31,200         (24,530)             13,065
                                      ------------    -----------     -----------     -----------         -----------

Cost of occupancy
   contributed by officer                      ---            ---           1,737             ---               1,737

Cost of office expense
   contributed by officer                      ---            ---              40             ---                  40

Net loss/comprehensive loss                    ---            ---             ---         (19,244)            (19,244)
                                      ------------    -----------     -----------     -----------         -----------

Balance, September 30, 2002              6,395,000    $     6,395     $    32,977     $   (43,774)        $    (4,402)
                                      ============    ===========     ===========     ============        ===========


                See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.


                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ------------------------------------
                                                                       2002                 2001
                                                                  ---------------      ---------------
Cash flows from operating activities
    Net loss                                                      $       (19,244)     $       (11,039)
    Adjustments to reconcile net loss to net cash used in
         operating activities
          Occupancy cost contributed by officer                             1,737                1,737
          Office expense paid by officer                                       40                  ---
    Changes in operating assets and liabilities
           Increase in inventory                                             (268)                (270)
           Increase in accounts payable and accrued expenses                3,201                  ---
                                                                  ---------------      ---------------

          Net cash used in operating activities                           (14,534)              (9,572)

Cash flows from investing activities                                          ---                  ---
                                                                  ---------------      ---------------

          Net cash provided by investing activities                           ---                  ---

Cash flows from financing activities
      Proceeds from officer's note                                         50,000                  ---
      Proceeds from issuance of common stock                                  ---               29,950
                                                                  ---------------      ---------------

          Net cash provided by financing activities                        50,000               29,950
                                                                  ---------------      ---------------

Net increase in cash                                                       35,466               20,378

Cash, beginning of period                                                  15,118                  ---
                                                                  ---------------      ---------------

Cash, end of period                                               $        50,584      $        20,378
                                                                  ===============      ===============


Supplemental disclosure of cash flow information
    Income taxes paid                                             $           ---      $           ---
                                                                  ===============      ===============
    Interest paid                                                 $           ---      $           ---
                                                                  ===============      ===============

                See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.


                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

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


NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


NOTE 3 - CONTINGENCIES

         To date, the Company has been focused on developing its brand name in the alternative or extreme sports industry for its protein bars and drinks. The Company currently has sponsor relationships with two professional surfers and minimal revenues have occurred as of September 30, 2002. To fully effectuate the Company's business plan, the Company plans to continue to market its products and to look for opportunities to sponsor additional athletes. Also, Logic Nutrition, Inc. manufactures the Company's protein bars. Logic Nutrition, Inc. is not currently under any written agreement with the Company to provide protein bars and may terminate its relationship with the Company at any time.


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

                               SEPTEMBER 30, 2002

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

We are a provider of protein products, such as protein bars and protein drinks. We currently sell protein drinks which are manufactured by Logic Nutrition, Inc.because Logic Nutrition, Inc. recently discontinued the sale of its protein bars. We have only generated minimal revenues from the sale of those protein drinks. Our operations to date have been focused on developing our brand name in the alternative or extreme sports industry. Since our inception, our management has conducted word of mouth marketing activities. Word of mouth marketing consists of informing individuals that participate in extreme or alternative sports that we intend to sell and distribute protein products. Our management participates in several extreme or alternative sports including surfing, snowboarding and mountain boarding. Through their participation in those sports, our management has informed other participants that we intend to sell and distribute protein products. In addition, our management has encouraged their friends, family members and business associates to inform their friends, family members and business associates about our business. Any revenues generated will be used to increase our products offerings as well as expand our operations. We are currently re-evaluating our business plan to determine if we can obtain protein products from alternative sources.

Liquidity and Capital Resources. We had cash of $50,584 as of September 30, 2002. We had inventory of $755 and no accounts receivable as of September 30, 2002. Our total assets were $51,339 as of September 30, 2002. We believe that our available cash is sufficient to pay our day-to-day expenditures. Our total liabilities were $55,741 as of September 30, 2002, of which $5,741 was represented by accounts payable and accrued expenses, and $50,000 was due to one of our officers. That amount was loaned to us by our President on June 27, 2002 to use as working capital. The note is due on June 27, 2003, with interest to accrue at 8% per annum. We have no other long-term commitments or contingencies.

Results of Operations.

Revenues. For the nine month period ended September 30, 2002, we generated revenues of $1,150. The cost of goods sold was $751, making our gross profit $399 as of September 30, 2002. We must expand our product offerings and customer base in order to increase our sales. Therefore, unless we expand our operations, we believe that we will continue to generate minimal revenues.

Operating Expenses. For the nine month period ended September 30, 2002, our total operating expenses were $17,778 compared to total operating expenses of $11,252 for the same period ended September 30, 2001. The majority of those expenses were legal and professional fees, which totaled $15,587 for the nine month period ended September 30, 2002, compared to $9,000 for same period ended September 30, 2001. We also had $454 in office expenses and $1,737 for occupancy expenses for the nine month period ended September 30, 2002, compared to $1,737 for occupancy expenses and $515 for office expenses for the same period ended September 30, 2001. For the nine month period ended September 30, 2002, we experienced a net loss of $17,379, compared to a net loss of $11,039 for the nine month period ended September 30, 2001.

Our Plan of Operation for the Next Twelve Months. We have only generated minimal revenues from operations. To effectuate our business plan during the next three to six months, we must continue to market our protein drinks and increase our product offerings. We are currently marketing our protein drinks to professional and amateur athletes that participate in alternative or extreme sports and recreational activities such as professional surfing and snowboarding and adventure racing. To expand our marketing activities, we intend to further develop sponsor relationships with professional athletes who participate in extreme sports and recreational activities. We believe that we can develop additional sponsor relationships with those athletes because traditional consumer product companies typically overlook those athletes. We currently have sponsor relationships with two professional surfers, who have agreed to allow us to use their name and image to promote our products.

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

We have cash of $50,584 as of September 30, 2002. In the opinion of management, available funds will satisfy our working capital requirements through June 2003. One of our officers loaned us $50,000 on June 27, 2002 for working capital, which comes due on June 27, 2003 and accrues interest at the rate of 8% per annum, though the interest rate is not stated in the note. We hope to increase our operations by enhancing the capabilities of our website, promoting our brand name brand, which we hope will result in increased sales and thereby generate increased revenues. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital and that such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities, We do not anticipate conducting such activities in the near future unless raise additional capital to finance the development of our protein bars. We do not anticipate that we will purchase or sale of any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
-------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

On October 14, 2002, the Registrant's Board of Directors voted to replace its independent accountant, Quintanilla Accountancy Corporation ("Quintanilla"). Effective as of October 14, 2002, the Registrant's new independent accountant is Hall & Company, certified public accountants ("Hall & Company"). The Registrant retained the accounting firm of Hall & Company on October 14, 2002, as the principal accountants to audit the Registrant's financial statements. The Registrant authorized Quintanilla to respond fully to any inquiries from Hall & Company and to make its work papers available to Hall & Company. A correspondence from Quintanilla dated October 14, 2002, specifying that Registrant's disclosures regarding the change in accountants are true and correct was attached to the Report on Form 8-K as Exhibit 16.1.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Dr. Protein.com, Inc.,
                                                     a Delaware corporation



November 13, 2002                  By:     /s/ Michelle Mirrotto
                                           --------------------------------
                                           Michelle Mirrotto
                                   Its:    President, Secretary and Director

CERTIFICATIONS
-------------

I, Michelle Mirrotto, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dr. Protein.com, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Michelle Mirrotto
----------------------
Michelle Mirrotto
Chief Executive Officer and
Chief Financial Officer