Form 10KSB
period 2002-12-31
PACIFIC TECHNOLOGY INC
filed 2003-03-27
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
                                           -----------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from           to
                                                        ------------ ----------

Commission File Number: 000-33487

                            Pacific Technology, Inc.
                            -------------------------
             (Exact name of registrant as specified in its charter)
Delaware                                                             33-0954381
--------                                                             ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

26586 Guadiana, Mission Viejo, California                                 92691
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                  (866)571-6198
                                  -------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $1,466.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 26, 2003, approximately $0.

As of March 26, 2003, there were 8,895,000 shares of the issuer's $.001 par value common stock issued and outstanding.

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

                         [ ]   Yes           [X]   No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background.  We were incorporated in Delaware on March 2, 2000.

On March 7, 2003, we changed our name to Pacific Technology, Inc. On February 14, 2003, our Board of Directors unanimously approved an amendment to our Certificate of Incorporation to change our corporate name to "Pacific Technology, Inc." On February 14, 2003, our President, Secretary and director, who owns in excess of the required majority of our outstanding common stock necessary for the adoption of the action, approved the name change by action taken by written consent. We changed our name because we have entered into a letter of intent pursuant to which we will issue 6,030,000 shares of our common stock to the shareholders of Pacific Technology, Inc., a Nevada corporation ("PTI"), in exchange for 100% of the issued and outstanding shares of PTI. We are currently finalizing a definitive agreement to consummate this transaction.

Our Business. We were formed to be a provider of protein products, such as protein bars and protein drinks, manufactured by a third party. We have only generated minimal revenues from the sale of those protein bars. We anticipate consummating the share exchange transaction with PTI as soon as we finalize the definitive agreement.

PTI was incorporated pursuant to the laws of the State of Nevada on June 11, 2002. PTI distributes and sells optical storage items such as compact disc recordable or CD-R and digital video disc recordable or DVD-R products and accessories. PTI's product offering includes CD-Rs, DVD-Rs, CD and DVD labeling systems, recording media and disc printers. PTI markets and sells products by means of direct sales and by means of internet based advertising.

We anticipate abandoning our business of selling protein bars and plan to pursue PTI's business plan once the transaction described above is complete. Therefore, we plan to terminate our relationship with our product supplier and undertake PTI's operations and adopt its marketing and growth strategy, utilize its intellectual property, and anticipate operating in its competitive market.

Our Research and Development. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. If we are not able to consummate the transaction with PTI described above, we

Employees. As of March 26, 2003, we have one part time employee. We believe that our relations with our employee are good. We are not a party to any collective bargaining agreements.

Facilities. Our administrative office is located at 26586 Guadiana, Mission Viejo, California 92691. We do not share this office with any other business. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

====================================== ==========================
              Property                         December 31, 2002
-------------------------------------- --------------------------
Cash                                                     $47,623
====================================== ==========================

Our Facilities. Our headquarters are located at 26586 Guadiana, Mission Viejo, California 92691. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item 3.  Legal Proceedings.
--------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

There were no matters submitted to the vote of our security holders during the period covered by this report.

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

There are 1,810,000 shares of our common stock which can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

In January 2002, our registration statement on Form SB-2 to register a total of 1,775,000 shares of common stock held by our shareholders was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is thirty six. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

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

Liquidity and Capital Resources. We had cash of $47,623 as of December 31, 2002. Our total current assets and total assets were $47,623 as of December 31, 2002. We believe that our available cash is sufficient to pay our day-to-day expenditures for the next twelve months.

Our total liabilities were $59,788 as of December 31, 2002. We had $9,788 in accounts payable and accrued expenses and $50,000 in a note payable to a related party. In February 2003, the holder of that note agreed to convert the debt into common stock at $.02 per share. We issued 2,500,000 shares to that party in exchange for cancellation of the debt. We have no long-term commitments or contingencies.

Results of Operations.

Revenues. For the year ended December 31, 2002 we had generated sales of $1,466, less $1,106 for the cost of those goods sold, for a gross profit of $360. For the year ended December 31, 2001, we had sales of $320, less $67 for cost of goods sold, for a gross profit of $253. We anticipate that once we consummate the transaction with PTI, as described above, we will generate increased revenues from the operation of PTI's business.

Operating Expenses. For the year ended December 31, 2002, our total operating expenses were $25,108 compared to $17,153 total operating expenses for the year ended December 31, 2001. The majority of those expenses were legal and professional fees, which totaled $21,087 for the year ended December 31, 2002, compared to $14,282 for the year ended December 31, 2001. For the year ended December 31, 2002, we experienced a net loss from operations of $24,748, compared to a net loss from operations of $16,900 for the year ended December 31, 2001.

Our Plan of Operation for the Next Twelve Months. We have only generated minimal revenues from operations. We anticipate consummating the transaction with PTI as described above, and operating PTI's business thereafter. If we are not able to consummate the transaction, we will reevaluate our future operating plans, which may include pursuing another line of business or ceasing operations altogether.

We have cash of $47,623 as of December 31, 2002. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. In addition, we have conducted informal negotiations with a related party to acquire additional financing, which would be contingent on the acquisition of PTI. If we are not able to consummate the acquisition of PTI, our expenses will be limited to the day-to-day expenditures necessary to conduct business. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

We are not currently conducting any research and development activities, other than attempting to consummate the transaction with PTI. Unless we complete the transaction with PTI, we do not anticipate that we will purchase any significant equipment. In the event that we begin to operate using PTI's business plan, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Item 7.  Financial Statements
-----------------------------

                              DR. PROTEIN.COM, INC.


                         REPORT AND FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                              DR. PROTEIN.COM, INC.


                                    CONTENTS





                                                                          PAGE
                                                                          ----
Independent Auditors' Report                                               8

Financial Statements

     Balance Sheet                                                         9

     Statements of Operations                                              10

     Statements of Changes in Stockholders' Equity (Deficit)               11

     Statements of Cash Flows                                              12

     Notes to Financial Statements                                         13

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

March 21, 2003


To the Stockholders of
Dr. Protein.com, Inc.


We have audited the accompanying balance sheet of Dr. Protein.com, Inc. as of December 31, 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Dr. Protein.com, Inc. for the year ended December 31, 2001, were audited by other auditors whose report dated February 15, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dr. Protein.com, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




                                                                 HALL & COMPANY
                                                             Irvine, California

                              DR. PROTEIN.COM, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2002






                                     ASSETS
                                     ------
Current assets
   Cash                                                           $      47,623
                                                                  -------------

     Total current assets                                                47,623

Other assets                                                                ---
                                                                  -------------

       Total assets                                               $      47,623
                                                                  =============



                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities
   Accounts payable and accrued expenses                          $       9,788
   Related party note payable                                            50,000
                                                                  -------------

     Total current liabilities                                           59,788

Contingencies

Stockholders' Equity (Deficit)
   Preferred stock, $.001 par value;
     Authorized shares-- 5,000,000
     Issued and outstanding shares-- 0                                      ---
   Common stock, $.001 par value;
     Authorized shares-- 50,000,000
     Issued and outstanding shares-- 6,395,000                            6,395
   Additional paid-in capital                                            33,556
   Accumulated deficit                                                  (52,116)
                                                                  -------------

     Total stockholders' equity (deficit)                               (12,165)
                                                                  -------------

       Total liabilities and stockholders' equity                 $      47,623
                                                                  ==============





                 See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                              2002               2001
                                                         -------------       -------------

NET SALES                                                $       1,466       $         320

COST OF GOODS SOLD                                               1,106                  67
                                                         -------------       -------------

GROSS PROFIT                                                       360                 253

OPERATING EXPENSES
   Consulting services                                             500                 ---
   Legal and professional fees                                  21,087              14,282
   Other general and administrative expense                      1,205                 556
   Occupancy                                                     2,316               2,315
                                                         -------------       -------------

     Total operating expenses                                   25,108              17,153
                                                         -------------       -------------

LOSS FROM OPERATIONS                                           (24,748)            (16,900)

INTEREST EXPENSE                                                (2,038)                ---
                                                         -------------       -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                         (26,786)            (16,900)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)                         800                 800
                                                         -------------       -------------

NET LOSS/COMPREHENSIVE LOSS                              $     (27,586)      $     (17,700)
                                                         =============       =============

NET LOSS/COMPREHENSIVE LOSS PER COMMON SHARE-- B
 ASIC AND DILUTED
                                                         $         ---       $         ---
                                                         =============       =============

WEIGHTED AVERAGE OF COMMON SHARES-- BASIC AND DILUTED
                                                             6,395,000           6,388,985
                                                         =============       =============




                 See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                              COMMON STOCK
                                       ----------------------------        PAID-IN               ACCUMULATED
                                          SHARES         AMOUNT            CAPITAL          DEFICIT         TOTAL
                                       ------------    ------------     -------------    -------------   -------------
Balance, December 31, 2000                3,400,000    $      3,400     $       1,930    $      (6,830)  $      (1,500)

Issuance of common stock, March
   18, 2001                               1,000,000           1,000             9,000              ---          10,000

Issuance of common stock, June 28,
   2001                                   1,995,000           1,995            17,955              ---          19,950

Cost of occupancy contributed by
   officer                                      ---             ---             2,315              ---           2,315

Net loss/comprehensive loss                     ---             ---               ---          (17,700)        (17,700)
                                       ------------    ------------     -------------    -------------   -------------

Balance, December 31, 2001                6,395,000    $      6,395     $      31,200    $     (24,530)  $      13,065

Expenses paid by officer                        ---             ---             2,356              ---           2,356

Net loss/comprehensive loss                     ---             ---               ---          (27,586)        (27,586)
                                       ------------    ------------     -------------    -------------   -------------

Balance, December 31, 2002                6,395,000    $      6,395     $      33,556    $     (52,116)  $     (12,165)
                                       ============    ============     =============    =============   =============






                See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.

                            STATEMENTS OF CASH FLOWS

                      YEAR ENDED DECEMBER 31, 2002 AND 2001


                                                                            2002                  2001
                                                                        -------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $     (27,586)       $     (17,700)
   Adjustments to reconcile net loss to net cash used in operating activities
       Expenses paid by officer                                                 2,356                2,315
       Changes in operating assets and liabilities
         (Increase) decrease in inventory                                         487                 (487)
         Increase in accounts payable and accrued expenses                      7,248                1,040
                                                                        -------------        -------------

           Net cash used in operating activities                              (17,495)             (14,832)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                         ---               29,950
   Proceeds from related party note payable                                    50,000                  ---
                                                                        -------------        -------------

           Net cash provided by financing activities                           50,000               29,950
                                                                        -------------        -------------

NET INCREASE IN CASH                                                           32,505               15,118

CASH, beginning of year                                                        15,118                  ---
                                                                        -------------        -------------

CASH, end of year                                                       $      47,623        $      15,118
                                                                        =============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                    $         800        $        800
                                                                        =============        =============
   Interest paid                                                        $         ---        $        ---
                                                                        =============        =============




                 See accompanying notes to financial statements.

                              DR. PROTEIN.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001




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

                              DR. PROTEIN.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001




Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income/Loss - The Company applies Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. For the periods ended December 31, 2002 and December 31, 2001, the Company had no other components of its comprehensive loss other than net loss as reported on the statements of operations.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - CONTINGENCIES

As shown in the accompanying financial statements, the Company has incurred a net operating loss of approximately $51,800 since inception through the period ended December 31, 2002.

To date, the Company has been focused on developing its brand name in the alternative or extreme sports industry for its protein bars and drinks. The Company currently has sponsor relationships with two professional surfers and minimal revenues have occurred as of December 31, 2002. Management plans to mitigate its losses in the near term through the significant reduction of legal and professional fees that were incurred upon incorporation; for the preparation of the Company's Private Offering Memorandum; and for the performance of audit and review services. In addition, should management determine it necessary, the Company will seek to obtain additional financing through the issuance of common stock and increase of ownership equity.


NOTE 3 - ACCRUED EXPENSES

Accrued Wages and Compensated Absences - The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by outside, third parties and by the founders. As such, there is no accrual for wages or compensated absences as of December 31, 2002 and 2001.

                              DR. PROTEIN.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001




NOTE 4 - COMMON STOCK

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


NOTE 5 - INCOME TAXES

At December 31, 2002, the Company has available for federal income tax purposes net operating loss carryforwards of approximately $51,800 expiring at various dates through 2022, which may be used to offset future taxable income. Therefore, there is no provision for federal income taxes and only the minimum state franchise tax of $800 has been provided for the year ended December 31, 2002.

In addition, the Company has deferred tax assets of approximately $8,000 at December 31, 2002. The Company has not recorded a benefit from its net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of ($8,000) has been provided for the deferred tax assets by the Company's management.


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statement of operations for the two years in the period ended December 31, 2002 and are considered additional contributions of capital by the officer to the Company.

On June 27, 2002, an officer of the Company loaned $50,000 to the Company. This note bears no interest and is due on June 27, 2003.

                              DR. PROTEIN.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001




NOTE 7 - SUBSEQUENT EVENTS

On February 14, 2003, the Company issued 2,500,000 shares of its common stock ($.02 per share) to an officer in full satisfaction of the outstanding related party note payable in the amount of $50,000.

Also on February 14, 2003, the Company's board of directors approved a name change to PTI in contemplation of the potential acquisition of a company of the same name.

On March 7, 2003, the Company entered into a letter of intent to acquire 100% of the outstanding shares of common stock of PTI, a privately held Nevada corporation, in exchange for 6,030,000 shares of the Company's common stock. Definitive terms of the agreement have not been completed and accordingly, no proforma financial information of PTI has been presented in these financial statements.

The financial statements required by Item 7 are presented in the following order:

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

On October 14, 2002, the Registrant's Board of Directors, voted to replace its independent accountant, Quintanilla Accountancy Corporation ("Quintanilla"). Effective as of October 14, 2002, the Registrant's new independent accountant is Hall & Company, certified public accountants ("Hall & Company"). The Registrant retained the accounting firm of Hall & Company on October 14, 2002, as the principal accountants to audit the Registrant's financial statements. The Registrant authorized Quintanilla to respond fully to any inquiries from Hall & Company and to make its work papers available to Hall & Company.

The reports of Quintanilla from March 2, 2000, the date of the Registrant's inception, through October 14, 2002, did not contain any adverse opinion, disclaimer of opinion, or qualification or modification as to the certainty, audit scope or accounting principles. During March 2, 2000, the date of the Registrant's inception, through October 14, 2002, there were no disagreements between the Registrant and Quintanilla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former independent auditor, would have caused it to make reference to the subject matter of the disagreement in connection with its report. In addition, during March 2, 2000 through October 14, 2002, there were no "reportable events" within the meaning of Item 304 of the Securities and Exchange Commission's Regulation S-K.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors.

Our directors and principal executive officers are as specified on the following table:

============================== ========== =====================================
                Name              Age                     Position
------------------------------ ---------- -------------------------------------
Michelle Mirrotto                 30      president, secretary, director
============================== ========== =====================================

Michelle Mirrotto. Ms. Mirrotto has been our president, secretary and one of our directors since March 2001. Since 2000, Ms. Mirrotto has been employed by Sav-On Drugs, where she is a pharmacist. From 1997 to 2000, Ms. Mirrotto attended the University of the Pacific, where she graduated in 2000 with her Doctor of Pharmacy. Ms. Mirrotto earned her Bachelor of Science degree in biology from California State University, Fullerton in 1997. Ms. Mirrotto is not an officer or director of any reporting company.

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

Item 10.  Executive Compensation
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our Chief Executive Officer and our other executive officers whose total annual salary and bonus are anticipated to exceed $50,000 during the year ending December 31, 2002. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.


============================== ======= ============= ============= ===================== =====================
Name and Principal Position     Year      Annual      Bonus ($)        Other Annual           All Other
                                        Salary ($)                   Compensation ($)        Compensation
------------------------------ ------- ------------- ------------- --------------------- ---------------------
Michelle Mirrotto - president, 2002        None          None              None                  None
secretary
------------------------------ ------- ------------- ------------- --------------------- ---------------------
John D. Muellerleile - former  2002        None          None              None                  None
treasurer
------------------------------ ------- ------------- ------------- --------------------- ---------------------
Courtney Koepsell - former     2002        None          None              None                  None
treasurer
============================== ======= ============= ============= ===================== =====================

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our board of directors.

Employment Contracts. We are not party to any employment contracts with our sole employee.

Stock Option Plan. We do not have any stock option plans in place.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 26, 2003 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

================== ======================================== ==================================== ===============================
Title of Class     Name and Address of Beneficial Owner       Amount and Nature of Beneficial           Percent of Class
                                                                           Owner
------------------ ---------------------------------------- ------------------------------------ -------------------------------
Common Stock       Michelle Mirrotto
                   336 Plaza Estival                           5,600,000 shares, president,                  62.9%
                   San Clemente, CA 92672                           secretary, director
------------------ ---------------------------------------- ------------------------------------ -------------------------------
Common Stock       Ryan A. Neely
                   336 Plaza Estival                                 5,600,000 shares                        62.9%
                   San Clemente, CA 92672
------------------ ---------------------------------------- ------------------------------------ -------------------------------
Common Stock       All directors and named executive
                   officers as a group                               5,600,000 shares                        62.9%
                                                                                                             -----
================== ======================================== ==================================== ===============================

On Michelle Mirrotto, who owns 5,000,000 shares is married to Ryan A. Neely, who owns 600,000 shares. Therefore, each beneficially owns 5,600,000 shares of common stock.

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

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

On September 22, 2001, Michelle Mirrotto, our president, secretary and one of our directors, married Ryan A. Neely, one of our shareholders.

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

On February 14, 2003, we issued 2,500,000 shares to Michelle Mirrotto, our sole officer and director in exchange for cancellation of a debt we owed her in the amount of $50,000, or $.02 per share.

Michelle Mirrotto, our president, secretary and one of our directors, has provided office space to us at no charge.

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

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB, except for the following:

On October 16, 2002, we filed a report on Form 8-K to report a change in our accountant.

On December 3, 2002, we filed a report on Form 8-K to report a change in our address.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on March 26, 2003.

                                  Pacific Technology, Inc.
                                  a Delaware corporation


                                  By:      /s/  Michelle Mirrotto
                                           ----------------------------------
                                           Michelle Mirrotto
                                  Its:     principal executive officer
                                           president, secretary, and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:       /s/  Michelle Mirrotto                               March 26, 2003
         --------------------------------------------
         Michelle Mirrotto
Its:     principal executive officer
         president, secretary and a director

CERTIFICATIONS
--------------

I, Michelle Mirrotto, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pacific Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 26, 2003

/s/  Michelle Mirrotto
-----------------------
Michelle Mirrotto
Chief Executive Officer and Chief Financial Officer