Form 10KSB/A
period 2002-12-31
PACIFIC TECHNOLOGY INC
filed 2003-05-02
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
                                      -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934    For the transition period from          to
                                                          ----------  ----------

Commission File Number: 000-33487

                            Pacific Technology, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)
Delaware                                                             33-0954381
--------                                                             ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

26586 Guadiana, Mission Viejo, California                                 92691
------------------------------------------------------- ------------------------
(Address of principal executive offices)                             (Zip Code)


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

                  Common Stock, Par Value $.001
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    ( ) Yes   (X) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $1,466

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 27, 2003, approximately $0.

As of April 29, 2003, there were 12,925,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                         ( )  Yes        (X)  No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.
--------------------------------


OUR BACKGROUND. We were incorporated in Delaware on March 2, 2000. On March 7, 2003, we changed our name to Pacific Technology, Inc.


OUR BUSINESS. We were formed to be a provider of protein products, such as protein bars and protein drinks, manufactured by a third party.


On March 28, 2003 we finalized a Share Exchange Agreement with the shareholders of Pacific Technology, Inc., a privately-held Nevada corporation, ("PTI"), pursuant to which we issued 6,030,000 shares of its common stock to the shareholders of PTI in exchange for 100% of the issued and outstanding shares of PTI.

PTI was incorporated pursuant to the laws of the State of Nevada on June 11, 2002. PTI distributes and sells optical storage items such as compact disc recordable or CD-R and digital video disc recordable or DVD-R products and accessories. PTI's product offerings include CD-Rs, DVD-Rs, CD and DVD labeling systems, recording media and disc printers. PTI markets and sells products by means of direct sales and by means of internet based advertising.

We have abandoned our business of selling protein bars and plan to pursue PTI's business plan. Therefore, we plan to terminate our relationship with our product supplier and undertake PTI's operations and adopt its marketing and growth strategy, utilize its intellectual property, and anticipate operating in its competitive market.

OUR RESEARCH AND DEVELOPMENT. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future.

EMPLOYEES. As of April 29, 2003, we have two part time employees. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreements.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
---------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES.
-----------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $47,623 as of December 31, 2002. We had accounts receivable of $316 as of December 31, 2002. Our total current assets and total assets were $47,939 as of December 31, 2002. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our total liabilities were $59,788 as of December 31, 2002. We had $9,788 in accounts payable and accrued expenses and $50,000 in a note payable to a related party. In February 2003, that party agreed to convert that note to common stock at a rate of $0.02 per share. We issued 2,500,000 shares to that party in exchange for the cancellation of the debt. We have no long-term commitments or contingencies.

RESULTS OF OPERATIONS.

REVENUES. For the year ended December 31, 2002 we had generated sales of $1,466, less $1,106 for the cost of those goods sold, for a gross profit of $360. For the year ended December 31, 2001, we had sales of $320, less $67 for cost of goods sold, for a gross profit of $253. We anticipate that once we consummate the transaction with PTI, as described above, we will generate significant revenues from the operation of PTI's business.

OPERATING EXPENSES. For the year ended December 31, 2002, our total operating expenses were $24,792, compared to $17,153 total operating expenses for the year ended December 31, 2001. The majority of those expenses were legal and professional fees, which totaled $21,087 for the year ended December 31, 2002, compared to $14,282 for the year ended December 31, 2001. For the year ended December 31, 2002, we experienced a net loss from operations of $26,470, compared to a net loss from operations of $16,900 for the year ended December 31, 2001.

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

We have cash of $47,623 as of December 31, 2002. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. In addition, we have conducted informal negotiations with a related to party to acquire additional funding, which would be contingent on the acquisition of PTI. If we are not able to find consummate the acquisition of PTI, our expenses will be limited to the day-to-day expenditures necessary to conduct business. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

ITEM 7.  FINANCIAL STATEMENTS
------------------------------

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
----------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS.


=================== =========== ===============================================
NAME                   AGE      POSITION
------------------- ----------- -----------------------------------------------
Roderick Cabahug        32      President, Chief Executive Officer, Director
------------------- ----------- -----------------------------------------------
Stan McCrosky           31      Secretary, Chief Financial Officer, Director
------------------- ----------- -----------------------------------------------
Eric Becker             39      Director
=================== =========== ===============================================

RODERICK CABAHUG. Concurrent with our acquisition of PTI on March 28, 2003, Mr. Cabahug was appointed as our President and one of our directors. Mr. Cabahug is responsible for our day-to-day operations. From 1995 until late 1996, Mr. Cabahug worked as an Industrial Management analyst for the Institute for Applied Behavior Analysis. In 1996, Mr. Cabahug left the Institute for Applied Behavior Analysis to become a sales representative for Mediastore Inc. in Lake Forest, California. Mediastore is a direct retailer of media and data storage products which services artists, musicians, and developers. As a sales representative, Mr. Cabahug developed several viable business contacts with suppliers and customers. In 2001, Mr. Cabahug was promoted to Vice President of Mediastore. In 2002, Mr. Cabahug left Mediastore to develop business operations for the Company. Mr. Cababug is a graduate of California State University, Fullerton and received his Bachelor of Arts Degree in Psychology in 1995. Mr. Cabahug is not an officer or director of any reporting company.

STAN MCCROSKY. Concurrent with our acquisition of PTI on March 28, 2003, Mr. McCrosky was appointed our Secretary, Chief Financial Officer and one of our directors. Mr. McCrosky is responsible for the administration of corporate operations and management of our financial books and records. From 1996 to 2002, Mr. McCrosky worked as Sales Manager for Mediastore where he has supervised Mediastore's master recording supply segment, a direct retailer of media and data storage products. Mr. McCrosky graduated in 1994 from California State University, Fullerton with a Bachelor Degree in Criminal Justice. Mr. McCrosky is not an officer or director of any reporting company.

ERIC BECKER. Concurrent with our acquisition of PTI on March 28, 2003, Mr. Becker was appointed as one of our directors. From 2001 to the present, Mr. Becker has assisted many developing technology companies as an independent computer consultant. Mr. Becker has extensive experience and knowledge of the computer industry, which we believe will assist our future development. From 2000 to 2001, Mr. Becker was the Director of Education at Computer Concepts located in Orange County, California. From 1997 to 2000, he was a General Manager and Northeastern Regional Manager for New Horizons Computer Learning Center. Mr. Becker earned his Bachelor degree in Business from the University of Windsor in 1992, and his Master Degree in International Business from the Thunderbird School of International Management in 1994. Mr. Becker is not an officer or director of any reporting company.

Our board of directors intends to establish an audit committee to be composed of one independent director, Mr. Becker. The audit committee will generally meet with and consider suggestions from members of management and our internal accounting personnel, as well as our independent accountants, concerning our financial operations. The audit committee also has the responsibility to:

     o Review the audit committee charter at least annually and recommend any changes to our board of directors;
     o Review our annual financial statements and any other relevant reports or other financial information;
     o Review the regular internal financial reports prepared by management and any internal auditing department;
     o Recommend to the board of directors the selection of the independent accountants and approve the fees and other compensation to be paid to the independent accountants;
     o Review and discuss with the accountants all significant relationships the accountants have with us to determine the accountants' independence;
     o Review the performance of the independent accountants and approve any proposed discharge of the independent accountants when circumstances warrant; and
     o Following completion of the annual audit, review separately with the independent accountants, the internal auditing department, if any, and management any significant difficulties encountered during the course of the audit.


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

ITEM 10.  EXECUTIVE COMPENSATION
---------------------------------

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

=================================== ======= ============= ============= ===================== =====================
NAME AND PRINCIPAL POSITION          YEAR      ANNUAL      BONUS ($)        OTHER ANNUAL           ALL OTHER
                                             SALARY ($)                   COMPENSATION ($)        COMPENSATION
----------------------------------- ------- ------------- ------------- --------------------- ---------------------
Michelle Mirrotto - president,      2002        None          None              None                  None
secretary
----------------------------------- ------- ------------- ------------- --------------------- ---------------------
John D. Muellerleile - former       2002        None          None              None                  None
treasurer
----------------------------------- ------- ------------- ------------- --------------------- ---------------------
Courtney Koepsell - former          2002        None          None              None                  None
treasurer
=================================== ======= ============= ============= ===================== =====================

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 29, 2003 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

On March 28, 2003, Roderick Cabahug, Stanley McCrosky and Eric Becker were appointed to our board of directors. On March 28, 2003, Messrs. Cabahug, McCrosky and Morris were issued 6,030,000 shares of our common stock in exchange for all of their shares of Pacific Technology, Inc. a Nevada corporation ("PTI"), pursuant to the terms of the Share Exchange Agreement dated March 28, 2003. On March 28, 2003, Michelle Mirrotto agreed to the cancellation of the 2,000,000 shares she owned, and resigned as our President, Secretary and director. As a result of these transactions, our total issued and outstanding shares of common stock became 12,925,000, and the individuals listed below own shares of our stock as indicated.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 29, 2003, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

===================== =============================================== =================================== ==================
    Title of Class                  Name and Address                          Amount and Nature            Percent of Class
    --------------                  -----------------                         ------------------           ----------------
                                   of Beneficial Owner                       of Beneficial Owner
--------------------- ----------------------------------------------- ----------------------------------- ------------------
Common Stock          Roderick Cabahug
                      26586 Guadiana                                      1,500,000 shares, director            11.61%
                      Mission Viejo, California, 92691
--------------------- ----------------------------------------------- ----------------------------------- ------------------
Common Stock          Stanley McCrosky
                      26586 Guadiana                                      4,500,000 shares, director            34.82%
                      Mission Viejo, California, 92691
--------------------- ----------------------------------------------- ----------------------------------- ------------------
Common Stock          Eric Becker
                      26586 Guadiana                                         no shares, director                  0.0%
                      Mission Viejo, California, 92691
--------------------- ----------------------------------------------- ----------------------------------- ------------------
Common Stock          Michelle Mirrotto
                      336 Plaza Estival                                      3,600,000 shares(1)                27.85%
                      San Clemente, California 92672
--------------------- ----------------------------------------------- ----------------------------------- ------------------
Common Stock          All directors and named executive officers as            6,000,000 shares                 46.42%
                      a group
===================== =============================================== =================================== ==================
(1) Michelle Mirrotto beneficially owns 600,000 shares of common stock held by her spouse in addition to her own 3,000,000 shares.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
----------------------------------------------------------

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

On February 14, 2003, we issued 2,500,000 shares to Michelle Mirrotto, our sole officer and director at the time in exchange for cancellation of a debt we owed her in the amount of $50,000, or $.02 per share.


Michelle Mirrotto, our former president, secretary and one of our directors, has provided office space to us at no charge.

Concurrent with our acquisition of PTI on March 28, 2003, we issued a convertible debenture to Emergent Capital, LLC, a Nevada limited liability company, for $110,000. Emergent's sole member is the spouse of Ms. Mirrotto, one of principal shareholders and our former officer and director. We intend to use those funds to expand our operations. The terms of the convertible debenture are as follows:

     a)   The debenture shall bear interest of eight percent (8%);
     b)   Interest and principal shall be due and payable on March 28, 2004; and
     c) The debenture holder shall have the right, at any time on or prior to March 28, 2004 and upon notice of 61 days, to convert that debt into shares of our common stock at $.02 per share.


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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1                        Certificate of Incorporation*

3.2                        Bylaws*

99.1     Section 906 Certification by Chief Executive Officer

99.2     Section 906 Certification by Chief Financial Officer


* Included in the registration statement on Form SB-2 filed on August 10, 2001.

(b) Reports on Form 8-K
-------------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB, except for the following:

On October 16, 2002, we filed a report on Form 8-K to report a change in our accountant.

On December 3, 2002, we filed a report on Form 8-K to report a change in our address.

ITEM 14. CONTROLS AND PROCEDURES.


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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on April 29, 2003.

                                    Pacific Technology, Inc.
                                    a Delaware corporation


                                    By:      /s/ Roderick Cabahug
                                    -----------------------------
                                             Roderick Cabahug
                                    Its:     principal executive officer
                                             president and director


                                    By:      /s/ Stanley McCrosky
                                    -----------------------------
                                             Stanley McCrosky
                                    Its:     principal financial officer
                                             secretary, and a director


                                    By:      /s/ Eric J. Becker
                                    ---------------------------
                                             Eric J. Becker
                                    Its:     director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Roderick Cabahug                                   April 29, 2003
----------------------------------------------------------------------------
         Roderick Cabahug
-------------------------
Its:     principal executive officer
         president and a director

CERTIFICATIONS

I, Roderick Cabahug, certify that:
----------------------------------

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



Date: April 29, 2003



/s/ Roderick Cabahug
-----------------------
Roderick Cabahug
Chief Executive Officer

CERTIFICATIONS

I, Stanley McCrosky, certify that:
----------------------------------

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



Date: April 29, 2003



/s/ Stanley McCrosky
-----------------------
Stanley McCrosky
Chief Financial Officer