Form 10QSB
period 2003-03-31
PACIFIC TECHNOLOGY INC
filed 2003-05-07
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934   For the transition period from                  to
                                             ----------------    ---------------

Commission File Number: 000-33487

                            Pacific Technology, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                             33-0954381
--------                                                             ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                     26586 Guadiana, Mission Viejo, California, 92691
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (866) 571-6198
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May ___, 2003, there were 12,925,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements





                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)


                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                           CONSOLIDATED BALANCE SHEET

                             MARCH 31, 2003 AND 2002

                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                          $      165,529
   Accounts receivable, net                                               3,112
                                                                 ---------------

     Total current assets                                               168,641

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $150           3,549
                                                                 ---------------

     Total assets                                                $      172,190
                                                                 ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $       24,742
   8% Convertible note payable                                          110,000
                                                                 ---------------

     Total current liabilities                                          134,742


STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     Authorized shares-- 5,000,000
     Issued and outstanding shares-- 0
   Common stock, $.001 par value;
     Authorized shares-- 50,000,000
     Issued and outstanding shares-- 12,925,000                          12,925
   Additional paid-in capital                                            83,645
   Accumulated deficit                                                  (59,122)
                                                                 ---------------

     Total stockholders' equity                                          37,448
                                                                 ---------------

       Total liabilities and stockholders' equity                $      172,190
                                                                 ===============




                See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

                                   (UNAUDITED)


                                                          March 31,
                                               -------------------------------
                                                  2003              2002
                                               -------------   ---------------

NET SALES                                      $         188             $ ---

COST OF SALES                                            165               ---
                                               -------------     -------------

GROSS PROFIT                                              23               ---

OPERATING EXPENSES
   Depreciation                                          150               ---
   Legal and professional fees                           ---            10,163
   Occupancy                                             589               579
   Office and administrative expense                   2,163                89
   Charge for impairment of goodwill                   3,865               ---
                                               -------------     -------------

     Total operating expenses                          6,767            10,831
                                               -------------     -------------

LOSS FROM OPERATIONS                                  (6,744)          (10,831)

OTHER EXPENSE
   Interest expense                                     (262)              ---
                                               -------------     -------------

     Total other expense                                (262)              ---
                                               -------------     -------------

LOSS BEFOR PROVISION FOR TAXES                        (7,006)              ---
                                               -------------     -------------

PROVISION FOR INCOME TAXES                               ---               ---
                                               -------------     -------------

NET LOSS                                       $      (7,006)    $     (10,831)
                                               =============     =============

NET LOSS PER COMMON SHARE--
BASIC AND DILUTED                              $        (---)    $        (---)
                                               =============     =============

WEIGHTED AVERAGE OF COMMON SHARES--
BASIC AND DILUTED                                 13,608,000         6,395,000
                                               =============     =============



                See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

                                   (UNAUDITED)

                                                                                         March 31,
                                                                               ---------------------------
                                                                                   2003            2002
                                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                    $    (7,006)    $   (10,831)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
       Expenses paid by officer                                                        589             619
       Depreciation                                                                    150             ---
       Impairment of goodwill                                                        3,865             ---
       Changes in operating assets and liabilities
         Increase in accounts receivable                                            (3,112)            ---
         Increase in accounts payable and accrued expenses                          14,954           4,820
                                                                               -----------     ----------

           Net cash provided by (used in) operating activities                       9,440          (5,392)
                                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of computer equipment and furniture                                (3,699)            ---
                                                                               -----------     -----------

           Net cash used in operating activities                                    (3,699)            ---
                                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Acquisition of assets and liabilities, net of cash                            2,165             ---
       Proceeds from issuance of convertible note                                  110,000             ---
                                                                               -----------     -----------

           Net cash provided by operating activities                               112,165            ---
                                                                               -----------     -----------

NET INCREASE (DECREASE) IN CASH                                                    117,906          (5,392)

CASH, beginning of period                                                           47,623          15,118
                                                                               -----------     -----------

CASH, end of period                                                            $   165,529     $     9,726
                                                                               ===========     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                           $       ---     $       ---
                                                                               ===========     ===========
   Interest paid                                                               $       ---     $       ---
                                                                               ===========     ===========



                See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002

                                   (UNAUDITED)


Note 1 - NATURE OF OPERATIONS

Pacific Technology, Inc. (the "Company") was incorporated in the state of Delaware on March 2, 2000 as Dr. Protein.com, Inc. and on March 7, 2003 changed its name to Pacific Technology, Inc. The Company is a reseller of optical storage products such as compact disc recordable equipment (CD-R) and digital video disc recordable (DVD-R) products and other computer accessories and peripherals. The Company is headquartered in Mission Viejo, California.


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the years ended December 31, 2003 and 2002. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002 included in the Company's annual report on Form 10-KSB.


NOTE 3 - COMMON STOCK TRANSACTIONS

On February 14, 2003, the Company converted a note payable to a shareholder in the amount of $50,000 to 2,500,000 shares of the Company's $.001 par value common stock for $.02 per share.

On March 28, 2003, the Company entered into an exchange agreement whereby the Company issued 6,030,000 shares of common stock for all the outstanding shares of Pacific Technology, Inc. as detailed in Note 4.

In addition on March 28, 2003, the Company also redeemed 2,000,000 shares of the Company's $.001 par value common stock.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002

                                   (UNAUDITED)


NOTE 4 - ACQUISITION OF BUSINESS

On March 28 the Company acquired 100% of the outstanding stock of Pacific Technology, Inc., a Nevada corporation, ("PTI") in exchange for 6,030,000 of the Company's common stock at $.001 par value. The acquisition was accounted for by the purchase method of accounting and accordingly, the operating results of PTI have been included in the Company's consolidated results of operations for the three months March 30, 2003 since the date of acquisition. The excess consideration given over the fair value of net assets acquired of $3,865 has been recorded on the statement of operations as a charge for impairment of goodwill.

The components of the purchase price and allocation are as follows:

              Allocation of purchase price:
                  Current assets                                 $   21,501
                  Current liabilities assumed                       (19,336)
                  Common stock issued at par                         (6,030)
                  Charge for impairment of goodwill                   3,865
                                                                 ----------
                                                                 $      ---
                                                                 ==========

Pro forma operating results for the Company and the acquisition of PTI for the three months ended March 31, 2003 and the year ended December 31, 2002 are as follows:

Three Months Ended March 31, 2003:

                                                       Historical                               Proforma
                                        ----------------------------------------    --------------------------------
                                          Dr. Protein               PTI              Adjustments        Consolidated
                                        ---------------         -------------       -------------      -------------
Net sales                               $           188         $      83,355       $         ---      $      83,543

Cost of sales                                       165                75,143                 ---             75,308
                                          -------------         -------------       -------------      -------------

Gross profit                                         23                 8,212                 ---              8,235

Operating expenses                                6,767                 1,961              (3,865)a            4,863
                                          -------------         -------------       -------------      -------------

Income (loss) from operations                    (6,744)                6,251               3,865              3,372

Other expenses                                      262                   ---                 ---                262
                                          -------------         -------------       -------------      -------------

Net income (loss)                         $      (7,006)        $       6,251       $       3,865      $       3,110
                                          =============         =============       =============      =============

Net income (loss) per share               $         ---         $         ---       $         ---      $         ---
                                          =============         =============       =============      =============

Weighted average of shares                   13,608,000             2,010,000          11,598,000b        13,608,000
                                          =============         =============       =============      =============

                            PACIFIC TECHNOLOGY, INC.
                         (formerly Dr Protein.com, Inc.)

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002

                                   (UNAUDITED)


NOTE 4 - ACQUISITION OF BUSINESS (continued)

Year Ended December 31, 2002:
-----------------------------

                                                      Historical                               Proforma
                                          -----------------------------------     ----------------------------------
                                           Dr. Protein               PTI           Adjustments        Consolidated
                                          -------------         -------------     -------------      ---------------
Net sales                                 $       1,466         $      79,843     $         ---      $       81,309

Cost of sales                                     1,106                70,412               ---              71,518
                                          -------------         -------------     -------------      ---------------

Gross profit                                        360                 9,431               ---               9,791

Operating expenses                               25,108                17,369            (3,865)a            38,612
                                          -------------         -------------     -------------      ---------------

Income (loss) from operations                   (24,748)               (7,938)            3,865             (28,821)

Other expenses                                    2,838                   800               ---               3,638
                                          -------------         -------------     -------------      ---------------

Net income (loss)                         $     (27,586)        $     (8,738)     $       3,865      $      (32,549)
                                          =============         =============     =============      ===============

Net loss per share                        $         ---         $        ---      $         ---      $          ---
                                          =============         =============     =============      ===============

Weighted average of shares                    6,395,000             2,860,700         3,169,300b         12,425,000
                                          =============         =============     =============      ===============

a - Goodwill charge related to the acquisition of Pacific Technology, Inc.
b - Includes shares issued  related to the acquisition of Pacific Technology, Inc.

NOTE 5 - 8% Convertible Note Payable

On March, 28, 2003, the Company issued for cash, a convertible note payable in the amount of $110,000 to a related party. Pursuant to the terms of the agreement, the note accrues interest at the rate of 8% per annum and is due and payable, together with interest, on March 28, 2004. The note contains a conversion feature allowing the related party, with proper notice, to convert the note into 5,500,000 shares of the Company's common stock at $0.02 per share.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

OUR BACKGROUND. We were incorporated in Delaware on March 2, 2000. On March 7, 2003, we changed our name to Pacific Technology, Inc.

OUR BUSINESS. We were formed to be a provider of protein products, such as protein bars and protein drinks, manufactured by a third party but generated only minimal revenues from the sale of those protein bars. On March 28, 2003 we finalized a Share Exchange Agreement with the shareholders of Pacific Technology, Inc., a privately-held Nevada corporation, ("PTI"), pursuant to which we issued 6,030,000 shares of its common stock to the shareholders of PTI in exchange for 100% of the issued and outstanding shares of PTI.

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

We have abandoned our business of selling protein bars and plan to pursue PTI's business plan and have terminated our relationship with our product supplier. We have since undertaken PTI's operations and adopted its marketing and growth strategy. We now utilize its intellectual property operate in its competitive market.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $165,529 as of March 31, 2003. We had accounts receivable of $3,112 as of March 31, 2003. Our total current assets were $168,641 as of March 31, 2003. We also had $3,549 in property and equipment, making our total assets $172,190. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our total current liabilities were $134,742 as of March 31, 2003. We had $24,742 in accounts payable and accrued expenses and $110,000 in a convertible note payable to a related party. During the period ended March 31, 2003, we converted a note payable to a shareholder in the amount of $50,000 into 2,500,000 shares of our stock. We have no long-term commitments or contingencies.

RESULTS OF OPERATIONS.

REVENUES. For the three months ended March 31, 2003 we had generated sales of $188, less $165 for the cost of those goods sold, for a gross profit of $23. This is in comparison to the three month period ended March 31, 2002, during which we had no sales. We anticipate as we operate PTI's business, as described above, we will generate greater revenues from the operation of PTI's business. For the three month period ended March 31, 2003, PTI had net sales of $83,355, less the cost of sales of $75,143, for gross profit of $8,212. Therefore, our proforma results for the three month period ended March 31, 2003 were $83,543 in net sales, less $75,308 in cost of sales, for a consolidated gross profit of $8,235.

OPERATING EXPENSES. For the three month period ended March 31, 2003, our total operating expenses were $6,767, compared to $10,831 total operating expenses for the three month period ended March 31, 2002. The majority of those expenses were office and administrative expenses of $2,162 and $3,865 in a charge for impairment of good will that we experienced in the acquisition of PTI's business. For the period ended March 31, 2002, the majority of our operating expenses were $10,163 in legal and professional fees. For the three month period ended March 31, 2003, we experienced a net loss from operations of $6,744, compared to a net loss from operations of $10,831 for the three month period ended March 31, 2002.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We anticipate operating the business of PTI as described above, and hope to operate profitably. We have cash of $165,529 as of March 31, 2003. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We had Proforma consolidated operating expenses of $4,863 for the three month period ended March 31, 2003, which resulted in our Proforma consolidated income from operations of $3,372. Less other expenses, we had a net consolidated Proforma income of $3,110 for the three month period ended March 31, 2003.

In our management's opinion, to effectuate our business plan in the next twelve months, the following events should occur or we should reach the following milestones in order for us to become profitable:

1. We must conduct marketing activities to promote our services and obtain additional customers to increase our customer base. We currently market our business primarily through referrals and our website. Future marketing could include articles and advertisements in industry publications. Within six months, we hope to increase our customer base.

2. We must develop relationships with various parties including potential customers, suppliers and related entities. We believe that these parties will become sources of referrals. Within six to twelve months, we hope to further develop relationships with several of those parties who provide related services and become sources of referrals.

3. We must develop our website so that it will function as a means for clients to access our range of products and services, as well as for use as a marketing tool to inform and persuade customers to purchase our products and engage our services. We intend to develop our website so that we utilize a database set up on the backend, which will capture customer information and allow us to process information concerning our clients and potential clients. Within six to twelve months, we should have developed our website to be fully functional.

We are not currently conducting any research and development activities other that the development of our website. Because we have begun operation using PTI's business plan, we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.

ITEM 2. CHANGES IN SECURITIES.
------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

On February 14, 2003, our majority shareholder approved an amendment to our Certificate of Incorporation to change our corporate name to "Pacific Technology, Inc.

ITEM 5.  OTHER INFORMATION
---------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.  FORM 8-K FILED FEBRUARY 14, 2003.

ITEM 1. CHANGES IN CONTROL OF REGISTRANT.

On February 14, 2003, we issued 2,500,000 shares of its common stock to Michelle Mirrotto, our President, Secretary and director at the time, in exchange for retiring our debt of $50,000 to Ms. Mirrotto. That debt was evidenced by a promissory note, dated June 27, 2002, and was due on June 27, 2003. The note bore no interest. Ms. Mirrotto agreed to retire the debt represented by the promissory note in exchange for receiving shares of our stock issued to her at the rate of $.02 per share. As a result of this transaction, our total issued and outstanding stock totaled 8,895,000. Of that total, Ms. Mirrotto directly and personally owned 5,000,000 shares of our common stock, and beneficially owns 600,000 shares of our common stock through her husband, Ryan A. Neely. Together, Ms. Mirrotto and Mr. Neely own 5,600,000 shares of our common stock, which comprised 63% of our total issued and outstanding shares as of February 14, 2003. Ms. Mirrotto has sole voting and dispositive power as to the 5,000,000 shares she owns directly.

            SECURITY OWNERSHIP OF BENEFICIAL OWNERSHIP AND MANAGEMENT

The following table sets forth certain information as of February 14, 2003, with respect to the beneficial ownership of our common stock by all persons known by us to be beneficial owners of more than 5% of its outstanding shares of its common stock, and by directors who own common stock, and all officers and directors as a group:

======================= ==================================== ================================ =======================
Title of Class          Name of Beneficial Owner                Amount of Beneficial Owner        Percent of Class
----------------------- ------------------------------------ -------------------------------- -----------------------
Common Stock            Michelle Mirrotto
                        336 Plaza Estival                       5,600,000 shares, president,           62.9%
                        San Clemente, CA 92672                       secretary, director
----------------------- ------------------------------------ -------------------------------- -----------------------
Common Stock            Ryan A. Neely
                        336 Plaza Estival                             5,600,000 shares                 62.9%
                        San Clemente, CA 92672
----------------------- ------------------------------------ -------------------------------- -----------------------
Common Stock            All directors and named executive
                        officers as a group                           5,600,000 shares                 62.9%
======================= ==================================== ================================ =======================
Michelle Mirrotto, who owns 5,000,000 shares, is the spouse of Ryan A. Neely, who owns 600,000 shares. Therefore, each beneficially owns 5,600,000 shares of common stock.

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

We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403 of Regulation S-B.

ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE.

NAME CHANGE. On February 14, 2003, our Board of Directors approved, subject to shareholder approval, an amendment to our Certificate of Incorporation to change our name to Pacific Technology, Inc. On February 14, 2003, our President, Secretary and sole director, who individually owns in excess of the required majority of our outstanding common stock necessary for the adoption of the action, approved those actions taken by written consent.

The full text of the proposed amendments to the Articles of Incorporation is attached to our Form 8-K filed February 14, 2003 as Exhibit 3.4.

We took this action to change our name in anticipation of acquiring Pacific Technology, Inc., a privately held Nevada corporation.

ITEM 6. RESIGNATIONS OF REGISTRANT'S DIRECTORS.

On February 13, 2003, Courtney Koepsell resigned as our Treasurer and one of our directors. The resignation is not the result of any disagreement with us on any matter relating to our operations, policies or practices. A copy of Ms. Koepsell's resignation is filed as Exhibit 17.1 to our Form 8-K filed February 14, 2003.

B.  FORM 8-K FILED MARCH 7, 2003

ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE.

Name Change. On March 7, 2003, we changed our name to Pacific Technology, Inc. On February 14, 2003, our Board of Directors unanimously approved, subject to shareholder approval, an amendment to our Certificate of Incorporation to change its corporate name to "Pacific Technology, Inc." On February 14, 2003, our President, Secretary and director, who owned in excess of the required majority of our outstanding common stock necessary for the adoption of the action, approved the name change by action taken by written consent. We changed our name because we entered into a non-binding letter of intent pursuant to which we ultimately issued 6,030,000 shares of our common stock to the shareholders of Pacific Technology, Inc., a Nevada corporation ("PTI"), in exchange for 100% of the issued and outstanding shares of PTI.

C.  FORM 8-K FILED MARCH 28, 2003

ITEM 1. CHANGES IN CONTROL OF REGISTRANT.

On March 28, 2003, Roderick Cabahug, Stanley McCrosky and Eric Becker were appointed to our Board of Directors. On March 28, 2003, Messrs. Cabahug, McCrosky and Morris were issued 6,030,000 shares of our common stock in exchange for all of their shares of Pacific Technology, Inc. a Nevada corporation ("PTI"), pursuant to the terms of the Share Exchange Agreement dated March 28, 2003. On March 28, 2003, Michelle Mirrotto agreed to the cancellation of the 2,000,000 shares she owned, and resigned as our President, Secretary and director. As a result of these transactions, our total issued and outstanding shares of common stock will be 12,925,000, and the individuals listed below own shares of our stock as indicated.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2003, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

======================= =============================================== =================================== =====================
    TITLE OF CLASS                     NAME AND ADDRESS                         AMOUNT AND NATURE
                                     OF BENEFICIAL OWNER                       OF BENEFICIAL OWNER            PERCENT OF CLASS
----------------------- ----------------------------------------------- ----------------------------------- ---------------------
Common Stock            Roderick Cabahug
                        26586 Guadiana                                      1,500,000 shares, director             11.61%
                        Mission Viejo, California, 92691
----------------------- ----------------------------------------------- ----------------------------------- ---------------------
Common Stock            Stanley McCrosky
                        26586 Guadiana                                      4,500,000 shares, director             34.82%
                        Mission Viejo, California, 92691
----------------------- ----------------------------------------------- ----------------------------------- ---------------------
Common Stock            Eric Becker
                        26586 Guadiana                                         no shares, director                  0.0%
                        Mission Viejo, California, 92691
----------------------- ----------------------------------------------- ----------------------------------- ---------------------
Common Stock            Michelle Mirrotto
                        336 Plaza Estival                                      3,600,000 shares(1)                 27.85%
                        San Clemente, California 92672
----------------------- ----------------------------------------------- ----------------------------------- ---------------------
Common Stock            All directors and named executive officers as            6,000,000 shares                  46.42%
                        a group
======================= =============================================== =================================== =====================
(1) Michelle Mirrotto beneficially owns 600,000 shares of common stock held by her spouse in addition to her own 3,000,000 shares.

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

We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403 of Regulation S-B.

===================== ========== ==============================================
NAME                     AGE     POSITION
--------------------- ---------- ----------------------------------------------
Roderick Cabahug          32     President, Chief Executive Officer, Director
--------------------- ---------- ----------------------------------------------
Stan McCrosky             31     Secretary, Chief Financial Officer, Director
--------------------- ---------- ----------------------------------------------
Eric Becker               39     Director
===================== ========== ==============================================


RODERICK CABAHUG. Concurrent with our acquisition of PTI on March 28, 2003, Mr. Cabahug was appointed as our President and one of our directors. Mr. Cabahug is responsible for our day-to-day operations. From 1995 until late 1996, Mr. Cabahug worked as an Industrial Management analyst for the Institute for Applied Behavior Analysis. In 1996, Mr. Cabahug left the Institute for Applied Behavior Analysis to become a sales representative for Mediastore Inc. in Lake Forest, California. Mediastore is a direct retailer of media and data storage products which services artists, musicians, and developers. As a sales representative, Mr. Cabahug developed several viable business contacts with suppliers and customers. In 2001, Mr. Cabahug was promoted to Vice President of Mediastore. In 2002, Mr. Cabahug left Mediastore to develop business operations for the Company. Mr. Cabahug is a graduate of California State University, Fullerton and received his Bachelor of Arts Degree in Psychology in 1995. Mr. Cabahug is not an officer or director of any other reporting company.

STAN MCCROSKY. Concurrent with our acquisition of PTI on March 28, 2003, Mr. McCrosky was appointed our Secretary, Chief Financial Officer and one of our directors. Mr. McCrosky is responsible for the administration of corporate operations and management of our financial books and records. From 1996 to 2002, Mr. McCrosky worked as Sales Manager for Mediastore where he has supervised Mediastore's master recording supply segment, a direct retailer of media and data storage products. Mr. McCrosky graduated in 1994 from California State University, Fullerton with a Bachelor Degree in Criminal Justice. Mr. McCrosky is not an officer or director of any other reporting company.

ERIC BECKER. Concurrent with our acquisition of PTI on March 28, 2003, Mr. Becker was appointed as one of our directors. From 2001 to the present, Mr. Becker has assisted many developing technology companies as an independent computer consultant. Mr. Becker has extensive experience and knowledge of the computer industry, which we believe will assist our future development. From 2000 to 2001, Mr. Becker was the Director of Education at Computer Concepts located in Orange County, California. From 1997 to 2000, he was a General Manager and Northeastern Regional Manager for New Horizons Computer Learning Center. Mr. Becker earned his Bachelor degree in Business from the University of Windsor in 1992, and his Master Degree in International Business from the Thunderbird School of International Management in 1994. Mr. Becker is not an officer or director of any other reporting company.

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

ITEM 2.  ACQUISITION OF ASSETS.

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

ITEM 6. RESIGNATIONS OF REGISTRANT'S DIRECTOR.

On March 28, 2003, Michelle Mirrotto resigned as our President, Secretary and a director. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices. A copy of Ms. Mirrotto's resignation is filed as Exhibit 17.1 to our Form 8-K filed on March 28, 2003 .

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Pacific Technology, Inc.,
                                                a Delaware corporation



May 5, 2003                            By:      /s/ Roderick Cabahug
                                                --------------------------------
                                                Roderick Cabahug
                                       Its:     President and Director

CERTIFICATIONS
---------------

I, Roderick Cabahug, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pacific Technology, Inc.

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


Date: May 5, 2003



/s/ Roderick Cabahug
----------------------
Roderick Cabahug
Chief Executive Officer

CERTIFICATIONS
---------------

I, Stanley McCrosky, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pacific Technology, Inc.

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


Date: May 5, 2003



/s/ Stanley McCrosky
----------------------
Stanley McCrosky
Chief Financial Officer