Form 10QSB
period 2003-06-30
PACIFIC TECHNOLOGY INC
filed 2003-08-14
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB






[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from           to
                                                        -----------  -----------

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

                     26586 Guadiana, Mission Viejo, California, 92691
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (866) 571-6198
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August ___, 2003, there were 12,925,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------



                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)


                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                                    CONTENTS






                                                                        PAGE
                                                                        ----
Financial Statements (Unaudited)

     Consolidated Balance Sheet                                           1

     Consolidated Statements of Operations                                2

     Consolidated Statements of Cash Flows                                3

     Notes to Consolidated Financial Statements                           4

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2003

                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                        $       157,092
   Accounts receivable, net                                              2,124
                                                               ---------------

     Total current assets                                              159,216

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $429          3,270
                                                               ---------------

     Total assets                                              $       162,486
                                                               ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                       $        28,649
   Interest payable                                                      4,500
   8% Convertible note payable                                         110,000
                                                               ---------------

     Total current liabilities                                         143,149


STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     Authorized shares-- 5,000,000
     Issued and outstanding shares-- 0                                     ---
   Common stock, $.001 par value;
     Authorized shares-- 50,000,000
     Issued and outstanding shares-- 12,925,000                         12,925
   Additional paid-in capital                                           84,234
   Accumulated deficit                                                 (77,822)
                                                               ----------------

     Total stockholders' equity                                         19,337
                                                               ---------------

       Total liabilities and stockholders' equity              $       162,486
                                                               ===============


                 See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                              ---------------------------                  -------------------------
                                               2003                  2002                  2003                  2002
                                               ----                  ----                  ----                  ----
NET SALES                               $          26,776      $          1,150       $        26,964       $         1,150

COST OF SALES                                      19,792                   751                19,957                   751
                                        -----------------      ----------------       ---------------       ---------------

GROSS PROFIT                                        6,984                   399                 7,007                   399

OPERATING EXPENSES
   Depreciation expense                               279                   ---                   429                   ---
   Legal and professional fees                     15,054                 1,613                15,054                11,776
   Occupancy                                          589                   579                 1,178                 1,158
   Office and administrative                        7,562                    10                 9,725                    99
   Charge for impairment of
      goodwill                                        ---                   ---                 3,865                   ---
                                        -----------------      ----------------       ---------------       ---------------

       Total operating expenses                    23,484                 2,202                30,251                13,033
                                        -----------------      -----------------       ---------------       --------------

LOSS FROM OPERATIONS                              (16,500)               (1,803)              (23,244)              (12,634)

OTHER EXPENSE
     Interest expense                              (2,200)                  (33)               (2,462)                  (33)
                                        -----------------      -----------------      ---------------       ---------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                                (18,700)               (1,836)              (25,706)              (12,667)

PROVISION FOR INCOME
   TAXES                                              ---                   ---                   ---                   ---
                                        -----------------      -----------------      ---------------       ---------------

NET LOSS                                $         (18,700)     $          (1,836)     $       (25,706)      $       (12,667)
                                        =================      =================      ===============       ===============

NET LOSS PER COMMON
  SHARE -BASIC AND
  DILUTED                               $             ---      $            ---       $           ---       $           ---
                                        =================      =================      ===============       ===============

WEIGHTED AVERAGE OF
  COMMON SHARES -
  BASIC AND DILUTED                            12,925,000              6,395,000           10,366,381             6,395,000
                                        =================      =================       ==============       ===============

                 See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

                                                                                             June 30,
                                                                               ------------------------------------
                                                                                    2003                  2002
                                                                               ---------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                    $       (25,706)     $       (12,667)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
       Expenses paid by officer                                                          1,178                1,198
       Depreciation                                                                        429                  ---
       Impairment of goodwill                                                            3,865                  ---
       Changes in operating assets and liabilities
         Increase in accounts receivable                                                (2,124)                 ---
         Increase in inventory                                                             ---                 (268)
         Increase (decrease) in accounts payable and accrued
               expenses                                                                 20,899               (1,034)
         Increase in interest payable                                                    2,462                  ---
                                                                               ---------------      ---------------

           Net cash provided by (used in) operating activities                           1,003              (12,771)
                                                                               ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of computer equipment and furniture                                    (3,699)                 ---
                                                                               ---------------      ---------------

           Net cash used in operating activities                                        (3,699)                 ---
                                                                               ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Acquisition of assets and liabilities, net of cash                                2,165                  ---
       Proceeds from officer's note                                                        ---               50,000
       Proceeds from issuance of convertible note                                      110,000                  ---
                                                                               ---------------      ---------------

           Net cash provided by operating activities                                   112,165               50,000
                                                                               ---------------      ---------------

NET INCREASE IN CASH                                                                   109,469               37,229

CASH, beginning of period                                                               47,623               15,118
                                                                               ---------------      ---------------

CASH, end of period                                                            $       157,092      $        52,347
                                                                               ===============      ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                           $           ---      $           ---
                                                                               ===============      ===============
   Interest paid                                                               $           ---      $           ---
                                                                               ===============      ===============

                 See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

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


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the years ended December 31, 2003 and 2002. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002 included in the Company's annual report on Form 10-KSB.


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

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

                                   (UNAUDITED)


NOTE 4 - ACQUISITION OF BUSINESS

On March 28, the Company acquired 100% of the outstanding stock of Pacific Technology, Inc. ("PTI") in exchange for 6,030,000 of the Company's common stock at $.001 par value. The acquisition was accounted for by the purchase method of accounting and accordingly, the operating results of PTI have been included in the Company's consolidated results of operations for the three and six months ended June 30, 2003, since the date of acquisition. The excess consideration given over the fair value of net assets acquired of $3,865 has been recorded on the statement of operations as a charge for impairment of goodwill.

The components of the purchase price and allocation are as follows:

          Allocation of purchase price:
          Current assets                                        $     21,501
          Current liabilities assumed                                (19,336)
          Common stock issued at par                                  (6,030)
          Charge for impairment of goodwill                            3,865
                                                                ------------
                                                                $        ---
                                                                ============

Pro forma operating results for the Company and the acquisition of PTI for the six months ended June 30, 2003 and the year ended December 31, 2002 are as follows:

Six Months Ended June 30, 2003:
-------------------------------

                                                       Historical                                Proforma
                                        -------------------------------------     ----------------------------------
                                          Dr. Protein               PTI             Adjustments        Consolidated
                                        ---------------       ---------------     ---------------    ---------------

Net sales                               $        26,964       $        83,355     $           ---          $ 110,319

Cost of sales                                    19,957                75,143                 ---             95,100
                                        ---------------       ---------------     ---------------    ---------------

Gross profit                                      7,007                 8,212                 ---             15,219

Operating expenses                               30,251                 1,961            (3,865)a             28,347
                                        ---------------       ---------------     ---------------    ---------------

Income (loss) from operations                   (23,244)                6,251               3,865            (13,128)

Other expenses                                    2,462                   ---                 ---              2,462
                                        ---------------       ---------------     ---------------    ---------------

Net income (loss)                       $       (25,706)      $         6,251     $         3,865    $       (15,590)
                                        ===============       ===============     ===============    ===============

Net income (loss) per share             $           ---       $           ---     $           ---    $           ---
                                        ===============       ===============     ===============    ===============

Weighted average of shares                   10,366,381             1,005,000          1,893,398b         13,264,779
                                        ===============       ===============     ===============    ===============

                            PACIFIC TECHNOLOGY, INC.
                         (formerly Dr Protein.com, Inc.)

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

                                   (UNAUDITED)


NOTE 4 - ACQUISITION OF BUSINESS (continued)

Year Ended December 31, 2002:

                                                       Historical                                Proforma
                                        -------------------------------------     ----------------------------------
                                          Dr. Protein               PTI             Adjustments       Consolidated
                                        ---------------       ---------------     ---------------    ---------------

Net sales                               $         1,466       $        79,843     $           ---    $        81,309

Cost of sales                                     1,106                70,412                 ---             71,518
                                        ---------------       ---------------     ---------------    ---------------

Gross profit                                        360                 9,431                 ---              9,791

Operating expenses                               25,108                17,369            (3,865)a             38,612
                                        ---------------       ---------------     ---------------    ---------------

Income (loss) from operations                   (24,748)               (7,938)              3,865            (28,821)

Other expenses                                    2,838                   800                 ---              3,638
                                        ---------------       ---------------     ---------------    ---------------

Net income (loss)                       $       (27,586)      $        (8,738)    $         3,865    $       (32,549)
                                        ===============       ===============     ===============    ===============

Net income (loss) per share             $           ---       $           ---     $           ---    $           ---
                                        ===============       ===============     ===============    ===============

Weighted average of shares                    6,395,000             2,860,700          3,169,300b         12,425,000
                                        ===============       ===============     ===============    ===============

a - Goodwill charge related to the acquisition of Pacific Technology, Inc.
b - Includes shares issued related to the acquisition of Pacific Technology, Inc.



NOTE 5 - 8% Convertible Note Payable

On March 28, 2003, the Company issued for cash, a convertible note payable in the amount of $110,000 to a related party. Pursuant to the terms of the agreement, the note accrues interest at the rate of 8% per annum and is due and payable, together with interest, on March 28, 2004. The note contains a conversion feature allowing the related party, with proper notice, to convert the note into 5,500,000 shares of the Company's common stock at $0.02 per share.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

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

We have abandoned our business of selling protein bars and are pursuing PTI's business plan, and during the quarter ended June 30, 2003 have undertaken PTI's operations and adopted its marketing and growth strategy. We utilize PTI's intellectual property and operate in its competitive market.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $157,092 as of June 30, 2003 and accounts receivable of $2,124 as of that same date. Our total current assets were $159,216 as of June 30, 2003. We also had $3,270 in property and equipment, making our total assets $162,486. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our total current liabilities were $143,149 as of June 30, 2003. We had $28,649 in accounts payable and accrued expenses, $4,500 in interest payable and $110,000 in a convertible note payable to a related party. During the three month period ended March 31, 2003, we converted a note payable to a shareholder in the amount of $50,000 into 2,500,000 shares of our stock. We have no long-term commitments or contingencies.

FOR THE THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO THE SAME PERIOD ENDING JUNE 30, 2002.

RESULTS OF OPERATIONS.

REVENUES. For the three months ended June 30, 2003 we had generated sales of $26,776, less $19,792 for the cost of those goods sold, for a gross profit of $6,984. This is in comparison to the three month period ended June 30, 2002, during which we had sales of $1,150, less cost of sales of $751, for a gross profit of $399. We generated significantly increased sales revenues for the three months ended June 30, 2003 compared to the same period for the prior year after having acquired the business operations of PTI in 2003.

OPERATING EXPENSES. For the three month period ended June 30, 2003, our total operating expenses were $23,484, compared to $2,202 total operating expenses for the three month period ended June 30, 2002. The majority of those expenses were legal and professional fees of $15,054, office and administrative expenses of $7,562. Therefore, our loss from operations for the three month period ended June 30, 2003 was $16,500. We also had $2,200 in interest expense, making our net loss $18,700. This is compared to the same period ended June 30, 2002, where we had total operating expenses of $2,202, which were represented primarily by legal and professional fees of $1,613. We also had $33 in interest expense. Therefore, for the three month period ended June 30, 2002, we experienced a loss from operations of $1,803 and a net loss of $1,836. Our operating expenses and losses increased during the three month period ended June 30, 2003 compared to the same period ended June 30, 2002, because we acquired the business operations of PTI during the first quarter of 2003.

FOR THE SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO THE SAME PERIOD ENDING JUNE 30, 2002.

RESULTS OF OPERATIONS.

REVENUES. For the six months ended June 30, 2003 we had generated sales of $26,964, less $19,957 for the cost of those goods sold, for a gross profit of $7,007. This is in comparison to the six month period ended June 30, 2002, during which we had sales of $1,150, less cost of sales of $751, for a gross profit of $399. Our sales revenues were increased because we began operating the business of PTI during the six months ended June 30, 2003, as compared to the same period ended June 30, 2002. Our consolidated Proforma results for the six months ended June 30, 2003 were $110,319 in net sales, less $95,100 in cost of sales, for a consolidated gross profit of $15,219. We anticipate as we operate PTI's business, as described above, we will generate greater revenues from the operation of PTI's business than we experienced operating our prior business of selling protein bars and related products.


OPERATING EXPENSES. For the six month period ended June 30, 2003, our total operating expenses were $30,251, compared to $13,033 total operating expenses for the six month period ended June 30, 2002. The majority of those expenses were legal and professional fees of $15,054, office and administrative expenses of $9,725 and $3,865 in a charge for impairment of good will that we experienced in the acquisition of PTI's business. For the period ended June 30, 2002, the majority of our operating expenses were $11,776 in legal and professional fees. For the six month period ended June 30, 2003, we experienced a net loss from operations of $23,244, compared to a net loss from operations of $12,634 for the six month period ended June 30, 2002. . We had Proforma consolidated operating expenses of $28,347 for the six months ended June 30, 2003, which resulted in our Proforma consolidated loss from operations of $13,128. Less other expenses of $2,462, we had a net consolidated Proforma loss of $15,590 for the six months ended June 30, 2003. Our operating expenses and losses increased during the six month period ended June 30, 2003 compared to the same period ended June 30, 2002, because we began integrating the operations of PTI into our own during the first quarter of 2003.


OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We currently operate the business of PTI as described above. We have cash of $157,092 as of June 30, 2003. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.

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

3. We hope to further develop our website and expand the line of products we sell on our site. We also intend to develop our website so that we utilize a database set up on the backend, which will capture customer information and allow us to process information concerning our clients and potential clients. Within six to twelve months, we should have developed our website to be fully functional.

We are not currently conducting any research and development activities other that the further development of our website, which is currently performed by one of our officers. Because we have begun operation using PTI's business plan, we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

                                                     Pacific Technology, Inc.,
                                                     a Delaware corporation



August 13, 2003                             By:      /s/  Roderick Cabahug
                                                     --------------------------
                                                     Roderick Cabahug
                                            Its:     President and Director

CERTIFICATIONS
--------------

I, Roderick Cabahug, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Pacific Technology, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

          4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

             (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

             (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

             (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.


Date:  August 13, 2003


/s/ Roderick Cabahug
----------------------
Roderick Cabahug
Chief Executive Officer

CERTIFICATIONS
--------------

I, Stanley McCrosky, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Pacific Technology, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

          4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

             (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

             (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             (c) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

             (d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.


Date: August 13, 2003

/s/ Stanley McCrosky
----------------------
Stanley McCrosky
Chief Financial Officer