Form 10QSB
period 2003-09-30
PACIFIC TECHNOLOGY INC
filed 2003-11-14
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                to
                                          ---------------    ------------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 13, 2003, there were 12,925,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)


                        CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)


                                     ASSETS


CURRENT ASSETS
   Cash                                                            $    144,330
   Accounts receivable, net                                              36,958
   Inventory                                                              1,104
                                                                   ------------

     Total current assets                                               182,392

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $708           2,991
                                                                   ------------

     Total assets                                                  $    185,383
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                           $     37,148
   Interest payable                                                       6,700
   8% Convertible note payable                                          110,000
                                                                   ------------
     Total current liabilities                                          153,848


STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     Authorized shares-- 5,000,000
     Issued and outstanding shares-- 0
   Common stock, $.001 par value;
     Authorized shares -- 50,000,000
     Issued and outstanding shares-- 12,925,000                          12,925
   Additional paid-in capital                                            84,823
   Accumulated deficit                                                  (66,213)
                                                                   ------------

     Total stockholders' equity                                          31,535
                                                                   ------------

       Total liabilities and stockholders' equity                  $    185,383
                                                                   ============

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)

                                    THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                   ---------------------------------       -------------------------------
                                        2003                2002               2003               2002
                                        ----                ----               ----               ----
NET SALES                          $       59,398       $        ---       $     86,362       $      1,150

COST OF SALES                              30,339                ---             50,926                751
                                   --------------       ------------       ------------       ------------

GROSS PROFIT                               29,059                ---             36,066                399

OPERATING EXPENSES
   Depreciation expense                       279                ---                708                ---
   Legal and professional fees              6,544              3,811             21,598             15,587
   Occupancy                                  589                579              1,767              1,737
   Office and administrative                7,038                355             16,763                454
   Charge for impairment of
      goodwill                                ---                ---              3,865                ---
                                   --------------       ------------       ------------       ------------

       Total operating expenses            14,450              4,745             44,701             17,778
                                   --------------       ------------       ------------       ------------

INCOME (LOSS) FROM
  OPERATIONS                               14,609             (4,745)            (8,635)           (17,379)

OTHER EXPENSE
     Interest expense                      (2,200)              (997)            (4,662)            (1,030)
    Penalties expense                         ---                (35)               ---                (35)
                                   --------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME
  TAXES                                    12,409             (5,777)           (13,297)           (18,444)


PROVISION FOR INCOME
   TAXES                                      800                800                800                800
                                   --------------       ------------       ------------       ------------

NET INCOME (LOSS)                  $       11,609       $     (6,577)      $    (14,097)      $    (19,244)
                                   ==============       ============       ============       ============

NET INCOME (LOSS) PER
  COMMON   SHARE -
  BASIC AND DILUTED                $          ---       $        ---     $          ---       $        ---
                                   ==============       ============      =============       ============

WEIGHTED AVERAGE OF
  COMMON SHARES -
  BASIC AND DILUTED                    12,925,000          6,395,000         11,228,626          6,395,000
                                   ==============       ============       ============       ============

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)

                                                                                         SEPTEMBER 30,
                                                                                   2003                2002
                                                                              ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                   $     (14,097)      $     (19,244)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
       Expenses paid by officer                                                       1,767               1,777
       Depreciation                                                                     708                 ---
       Impairment of goodwill                                                         3,865                 ---
       Changes in operating assets and liabilities
         Increase in accounts receivable                                            (36,958)                ---
         Increase in inventory                                                       (1,104)               (268)
         Increase in accounts payable and accrued expenses                           29,398               3,201
         Increase in interest payable                                                 4,662                 ---
                                                                              -------------       -------------

           Net cash provided by (used in) operating activities                      (11,759)            (14,534)
                                                                              -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of computer equipment and furniture                                 (3,699)                ---
                                                                                -----------       -------------

           Net cash used in operating activities                                     (3,699)                ---
                                                                                -----------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Acquisition of assets and liabilities, net of cash                             2,165                 ---
       Proceeds from officer's note                                                     ---              50,000
       Proceeds from issuance of convertible note                                   110,000                 ---
                                                                                -----------       -------------

           Net cash provided by operating activities                                112,165              50,000
                                                                                -----------       -------------

NET INCREASE IN CASH                                                                 96,707              35,466

CASH, beginning of period                                                            47,623              15,118
                                                                                -----------       -------------

CASH, end of period                                                             $   144,330       $      50,584
                                                                                ===========       =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                            $       800       $         800
                                                                                ===========       =============
   Interest paid                                                                $       ---       $         ---
                                                                                ===========       =============

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

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


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the years ended December 31, 2003 and 2002. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002 included in the Company's annual report on Form 10-KSB.


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

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)


NOTE 4 - ACQUISITION OF BUSINESS

On March 28, 2003, the Company acquired 100% of the outstanding stock of Pacific Technology, Inc. ("PTI") in exchange for 6,030,000 of the Company's common stock at $.001 par value. The acquisition was accounted for by the purchase method of accounting and accordingly, the operating results of PTI have been included in the Company's consolidated results of operations for the three and nine months ended September 30, 2003, since the date of acquisition. The excess consideration given over the fair value of net assets acquired of $3,865 has been recorded on the statement of operations as a charge for impairment of goodwill.

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
                                                                  ==========

Pro forma operating results for the Company and the acquisition of PTI for the nine months ended September 30, 2003 and the year ended December 31, 2002 are as follows:

Nine Months Ended September 30, 2003:

                                                      Historical                              Proforma
                                        ---------------------------------------- ----------------------------------
                                          Dr. Protein             PTI             Adjustments        Consolidated
Net sales                                 $      86,362      $      83,355       $         ---      $     169,717

Cost of sales                                    50,296             75,143                 ---            125,439
                                          -------------      -------------       -------------      -------------

Gross profit                                     36,066              8,212                 ---             44,278

Operating expenses                               44,701              1,961              (3,865)a           42,797
                                          -------------      -------------       -------------      -------------

Income (loss) from operations                    (8,635)             6,251               3,865              1,481

Other expenses                                    5,462                ---                 ---              5,462
                                          -------------      -------------       -------------      -------------

Net income (loss)                         $     (14,097)     $       6,251       $       3,865      $      (3,981)
                                          =============      =============       =============      =============

Net income (loss) per share               $         ---      $         ---       $         ---      $         ---
                                          =============      =============       =============      =============

Weighted average of shares                   11,228,626          1,005,000             279,286b        12,512,912
                                          =============      =============       =============      =============

                            PACIFIC TECHNOLOGY, INC.
                         (formerly Dr Protein.com, Inc.)

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)



NOTE 4 - ACQUISITION OF BUSINESS (continued)

Year Ended December 31, 2002:

                                                       Historical                              Proforma
                                       ----------------------------------------- -------------------------------------
                                          Dr. Protein               PTI             Adjustments        Consolidated
Net sales                                 $       1,466         $      79,843       $         ---      $      81,309

Cost of sales                                     1,106                70,412                 ---             71,518
                                          -------------         -------------       -------------      -------------

Gross profit                                        360                 9,431                 ---              9,791

Operating expenses                               25,108                17,369              (3,865)a           38,612
                                          -------------         -------------       -------------      -------------

Income (loss) from operations                   (24,748)               (7,938)              3,865            (28,821)

Other expenses                                    2,838                   800                 ---              3,638
                                          -------------         -------------       -------------      -------------

Net income (loss)                         $    (27,586)         $      (8,738)      $       3,865      $     (32,549)
                                          =============         =============       =============      =============

Net income (loss) per share               $        ---          $         ---       $         ---      $         ---
                                          =============         =============       =============      =============

Weighted average of shares                    6,395,000             2,860,700           3,169,300b        12,425,000
                                          =============         =============       =============      =============

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

We distribute and sell optical storage items such as compact disc recordable or CD-R and digital video disc recordable or DVD-R products and accessories. Our product offerings include CD-Rs, DVD-Rs, CD and DVD labeling systems, recording media and disc printers. We market and sell products by means of direct sales and by means of internet based advertising.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $144,330 as of September 30, 2003, accounts receivable of $36,958 and inventory of $1,104 as of that same date. Our total current assets were $182,392 as of September 30, 2003. We also had $2,991 in property and equipment, making our total assets $185,383. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our total current liabilities were $153,848 as of September 30, 2003. We had $37,148 in accounts payable and accrued expenses, $6,700 in interest payable and $110,000 in a convertible note payable to a related party. During the three month period ended March 31, 2003, we converted a note payable to a shareholder in the amount of $50,000 into 2,500,000 shares of our stock. We have no long-term commitments or contingencies.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THE SAME PERIOD ENDING SEPTEMBER 30, 2002.

RESULTS OF OPERATIONS.

Revenues. For the three months ended September 30, 2003 we had generated sales of $59,398, less $30,339 for the cost of those goods sold, for a gross profit of $29,059. This is in comparison to the three month period ended September 30, 2002, during which we had no sales, no cost of sales or gross profit. We generated significantly increased sales revenues for the three months ended September 30, 2003 compared to the same period for the prior year after having acquired the business operations of PTI in 2003.

OPERATING EXPENSES. For the three month period ended September 30, 2003, our total operating expenses were $14,450, compared to $4,745 total operating expenses for the three month period ended September 30, 2002. The majority of those expenses were legal and professional fees of $6,544, office and administrative expenses of $7,038. Therefore, our income from operations for the three month period ended September 30, 2003 was $14,609. We also had $2,200 in interest expense, making our net income $12,409 before provision for income taxes. This is compared to the same period ended September 30, 2002, where we had total operating expenses of $4,745, which were represented primarily by legal and professional fees of $3,811. We also had $997 in interest expense and $35 in penalties expense. Therefore, for the three month period ended September 30, 2002, we experienced a loss from operations of $4,745 and a net loss before income tax of $5777. Our income and our operating expenses increased during the three month period ended September 30, 2003 compared to the same period ended September 30, 2002, because we acquired the business operations of PTI during the first quarter of 2003.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THE SAME PERIOD ENDING SEPTEMBER 30, 2002.

RESULTS OF OPERATIONS.

REVENUES. For the nine months ended September 30, 2003 we had generated sales of $86,362, less $50,926 for the cost of those goods sold, for a gross profit of $36,066. This is in comparison to the nine month period ended September 30, 2002, during which we had sales of $1,150, less cost of sales of $751, for a gross profit of $399. Our sales revenues were increased because we began operating the business of PTI during the quarter ended June 30, 2003, as compared to the same period ended September 30, 2002. We anticipate as we operate our newly-acquired business, as described above, we will generate greater revenues from the operations from our new business than we experienced operating our prior business of selling protein bars and related products.

OPERATING EXPENSES. For the nine month period ended September 30, 2003, our total operating expenses were $44,701, compared to $17,778 total operating expenses for the nine month period ended September 30, 2002. The majority of those expenses were legal and professional fees of $21,598, office and administrative expenses of $16,763 and $3,865 in a charge for impairment of good will that we experienced in the acquisition of PTI's business. For the period ended September 30, 2002, the majority of our operating expenses were $15,587 in legal and professional fees. For the nine month period ended September 30, 2003, we experienced a net loss from operations of $8,653, compared to a net loss from operations of $17,379 for the nine month period ended September 30, 2002. We also had $4,662 in interest expense for the nine months September 30, 2003 compared to $1,030 and $35 in penalties expense for the same period ended September 30, 2002. Therefore our net loss before provision for income taxes was $13,297 for the nine month period ended September 30, 2003, compared to $18,444 for the same period ending in 2002. Our operating expenses increased and our operating losses decreased during the nine month period ended September 30, 2003 compared to the same period ended September 30, 2002, because we began integrating the operations of PTI into our own during the first quarter of 2003.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We currently operate the business of PTI as described above. We have cash of $144,330 as of September 30, 2003. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

In our management's opinion, to effectuate our business plan in the next twelve months, the following events should occur or we should reach the following milestones in order for us to become profitable:

1. We must conduct marketing activities to promote our services and obtain additional customers to increase our customer base. We currently market our business primarily through referrals and our website. Future marketing could include articles and advertisements in industry publications. Within three months, we hope to increase our customer base.

2. We must develop relationships with various parties including potential customers, suppliers and related entities. We believe that these parties will become sources of referrals. Within three to six months, we hope to further develop relationships with several of those parties who provide related services and become sources of referrals.

3. We must further develop our website and expand the line of products that we sell on our site. We also develop our website so that we utilize a database set up on the backend, which will capture customer information and allow us to process information concerning our clients and potential clients. Within three to six months, we should have developed our website to be fully functional.

We are not currently conducting any research and development activities other that the further development of our website which is performed by one of our officers. Because we have begun operation using our new business plan, we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.


(b) Reports on Form 8-K

         None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Pacific Technology, Inc.,
                                               a Delaware corporation



November 13, 2003                    By:      /s/    Roderick Cabahug
                                              --------------------------------
                                                     Roderick Cabahug
                                              Its:   President and Director