Form 10QSB/A
period 2003-03-31
PACIFIC TECHNOLOGY INC
filed 2004-02-10
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                    FORM 10-QSB








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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 5, 2003, there were 12,925,000 shares of the issuer's $.001 par value common stock issued and outstanding.

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


                                    CONTENTS





                                                                        PAGE
                                                                        ----
Financial Statements (Unaudited)

     Balance Sheet                                                       1

     Statements of Operations                                            2

     Statements of Cash Flows                                            3

     Notes to Financial Statements                                       4

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                                  BALANCE SHEET

                                 MARCH 31, 2003

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
                                                                 ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $       24,742
   8% Convertible note payable                                          110,000
                                                                 ---------------

     Total current liabilities                                          134,742


STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     Authorized shares-- 5,000,000
     Issued and outstanding shares-- 0
   Common stock, $.001 par value;
     Authorized shares-- 50,000,000
     Issued and outstanding shares-- 12,925,000                          12,925
   Additional paid-in capital                                            30,188
   Accumulated deficit                                                   (5,665)
                                                                 ---------------

     Total stockholders' equity                                          37,448
                                                                 ---------------

       Total liabilities and stockholders' equity                $      172,190
                                                                 ===============


                See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                            STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

                                   (UNAUDITED)

                                                                       March 31,
                                                               2003                 2002
                                                           --------------      -------------

NET SALES                                                         83,355       $         ---

COST OF SALES                                                     75,143                 ---
                                                           -------------       -------------

GROSS PROFIT                                                       8,212                 ---

OPERATING EXPENSES
   Depreciation                                                      150                 ---
   Legal and professional fees                                       ---                 ---
   Occupancy                                                         ---                 ---
   Office and administrative expense                               1,961                 ---
                                                           -------------       -------------

     Total operating expenses                                      2,111                 ---
                                                           -------------       -------------

INCOME FROM OPERATIONS                                             6,101                 ---

OTHER EXPENSE
   Interest expense                                                  ---                 ---
                                                           -------------       -------------

     Total other expense                                             ---                 ---
                                                           -------------       -------------

INCOME BEFORE PROVISION FOR TAXES                                  6,101                 ---
                                                           -------------       -------------

PROVISION FOR INCOME TAXES                                           ---                 ---
                                                           -------------       -------------

NET INCOME                                                         6,101       $         ---
                                                           =============       =============

NET LOSS PER COMMON SHARE-- BASIC AND DILUTED                       (---)      $        (---)
                                                           =============       =============

WEIGHTED AVERAGE OF COMMON SHARES-- BASIC AND DILUTED         12,925,000          12,925,000
                                                           =============       =============



                See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                            STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

                                   (UNAUDITED)

                                                                                   March 31,
                                                                          2003                  2002
                                                                      --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                           6,101      $          ---
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
       Expenses paid by officer                                                  ---                 ---
       Depreciation                                                              150                 ---
       Changes in operating assets and liabilities
         Increase in accounts receivable                                        (641)                ---
         Increase in accounts payable and accrued expenses                    15,654                 ---
                                                                      --------------       -------------

           Net cash provided by (used in) operating activities                21,264                 ---
                                                                      --------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of computer equipment and furniture                          (3,699)                ---
                                                                      --------------      --------------

           Net cash used in operating activities                              (3,699)                ---
                                                                      --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Acquisition of net assets                                              37,075                 ---
       Proceeds from issuance of convertible note                            110,000                 ---
                                                                      --------------      --------------

           Net cash provided by operating activities                         147,075                 ---
                                                                      --------------      --------------

NET INCREASE (DECREASE) IN CASH                                              164,640                 ---

CASH, beginning of period                                                        889                 ---
                                                                      --------------      --------------

CASH, end of period                                                          165,529      $          ---
                                                                      ==============      ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                             ---      $          ---
                                                                      ==============      ==============
   Interest paid                                                                 ---      $          ---
                                                                      ==============      ==============


                See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003

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

<


                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                                   (UNAUDITED)


NOTE 4 - REVERSE ACQUISITION OF BUSINESS


On March 28, 2003, Dr. Protein.com, Inc. acquired 100% of the outstanding stock of Pacific Technology, Inc. ("PTI") in exchange for 6,030,000 shares of common stock at $.001 par value. For accounting purposes, the acquisition has been treated as an acquisition of Dr. Protein.com, Inc. by PTI and as a recapitalization of PTI (i.e., a "reverse acquisition"). As a result, the historical financial statements prior to March 28, 2003 are those of PTI, which began significant business operations in July 2002.


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

ITEM 2.  PLAN OF OPERATION
--------------------------

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

PTI was incorporated pursuant to the laws of the State of Nevada on June 11, 2002 with significant business operations commencing in July 2002. PTI distributes and sells optical storage items such as compact disc recordable or CD-R and digital video disc recordable or DVD-R products and accessories. PTI's product offerings include CD-Rs, DVD-Rs, CD and DVD labeling systems, recording media and disc printers. PTI markets and sells products by means of direct sales and by means of internet based advertising.

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

RESULTS OF OPERATIONS.

REVENUES. The Results of Operations include the historical operations of PTI, the determined accounting acquirer in accordance with SEC accounting interpretations. For the three months ended March 31, 2003 we had generated sales of $83,355 less $75,143 for the cost sales, for a gross profit of $8,212. This is in comparison to the three month period ended March 31, 2002, during which we had no sales since business operations of PTI had not commenced until July 2002. We anticipate as we operate PTI's business, as described above, we will generate greater revenues from the operation of PTI's business.

OPERATING EXPENSES. For the three month period ended March 31, 2003, our total operating expenses were $2,111, compared to no operating expenses for the three month period ended March 31, 2002. The majority of those expenses were office and administrative expenses of $1,961 and $50 in depreciation. For the period ended March 31, 2003 , we experienced a net income from operations of $6,101, compared to a net loss from operations of zero for the three month period ended March 31, 2002.

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

Due to the undertaking of PTI's business plan of operations by the Registrant and pursuant to the relevant SEC accounting interpretations, the acquisition of PTI has been treated as a "reverse merger" of the Registrant by PTI and thus, a recapitalization of PTI on the date of the transaction with no goodwill or other intangible asset recorded.

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

                                                Pacific Technology, Inc.,
                                                a Delaware corporation



February 6, 2004                       By:      /s/ Roderick Cabahug
                                                --------------------------------
                                                Roderick Cabahug
                                       Its:     President and Director