Form 10QSB/A
period 2003-06-30
PACIFIC TECHNOLOGY INC
filed 2004-02-10
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO.1
                                   FORM 10-QSB


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 13, 2003, there were 12,925,000 shares of the issuer's $.001 par value common stock issued and outstanding.

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
                                                                ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                        $        28,649
   Interest payable                                                       4,500
   8% Convertible note payable                                          110,000
                                                                ---------------

     Total current liabilities                                          143,149


STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     Authorized shares-- 5,000,000
     Issued and outstanding shares-- 0                                      ---
   Common stock, $.001 par value;
     Authorized shares-- 50,000,000
     Issued and outstanding shares-- 12,925,000                          12,925
   Additional paid-in capital                                            30,777
   Accumulated deficit                                                  (24,365)
                                                                ----------------

     Total stockholders' equity                                          19,337
                                                                ---------------

       Total liabilities and stockholders' equity               $       162,486
                                                                ===============




                 See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                            STATEMENTS OF OPERATIONS

                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                              ---------------------------                  -------------------------
                                               2003                  2002                  2003                  2002
                                        -----------------       ---------------     -----------------     -----------------
NET SALES                               $          26,776       $           ---     $         110,131     $             ---

COST OF SALES                                      19,792                   ---                94,935                   ---
                                        -----------------       ---------------     -----------------     -----------------

GROSS PROFIT                                        6,984                   ---                15,196                   ---

OPERATING EXPENSES
   Depreciation expense                               279                   ---                   429                   ---
   Legal and professional fees                     15,054                   ---                15,054                   ---
   Occupancy                                          589                   ---                   589                   ---
   Office and administrative                        7,562                   ---                 9,523                   ---
                                        -----------------      ----------------       ---------------       ---------------

       Total operating expenses                    23,484                   ---                25,595                   ---
                                        -----------------     -----------------       ---------------       ---------------

LOSS FROM OPERATIONS                              (16,500)                  ---               (10,399)                  ---

OTHER EXPENSE
     Interest expense                              (2,200)                  ---                (2,200)                  ---
                                          ---------------       ---------------       ---------------       ---------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                                (18,700)                  ---                                         ---
                                                                                   (12,599)

PROVISION FOR INCOME
   TAXES                                              ---                   ---                   ---                   ---
                                          ---------------       ---------------       ---------------       ---------------

NET LOSS                                $         (18,700)    $             ---     $         (12,599)    $             ---
                                         ================      ================      ================      ================

NET LOSS PER COMMON
  SHARE -BASIC AND
  DILUTED                              $              ---     $             ---     $             ---     $             ---
                                        =================      ================      ================      ================

WEIGHTED AVERAGE OF
  COMMON SHARES -
  BASIC AND DILUTED                            12,925,000            12,925,000            12,925,000            12,925,000
                                         ================       ===============       ===============       ===============



                See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

                                                                                     June 30,
                                                                       -----------------------------------
                                                                            2003                  2002
                                                                       ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $      (12,599)    $ ---
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
       Expenses paid by officer                                                    589                 ---
       Depreciation                                                                429                 ---
       Changes in operating assets and liabilities
         Decrease in accounts receivable                                           347                 ---
         Increase (decrease) in accounts payable and accrued
               expenses                                                         19,561                 ---
         Increase in interest payable                                            4,500                 ---
                                                                        --------------       -------------

           Net cash provided by (used in) operating activities                  12,827                 ---
                                                                        --------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of computer equipment and furniture                            (3,699)                ---
                                                                        --------------       -------------

           Net cash used in operating activities                                (3,699)                ---
                                                                        --------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Acquisition of assets and liabilities, net of cash                       37,075                 ---
       Proceeds from officer's note                                                ---                 ---
       Proceeds from issuance of convertible note                              110,000                 ---
                                                                        --------------       -------------

           Net cash provided by operating activities                           147,075                 ---
                                                                        --------------       -------------

NET INCREASE IN CASH                                                           156,203                 ---

CASH, beginning of period                                                          889                 ---
                                                                        --------------       -------------

CASH, end of period                                                     $      157,092       $         ---
                                                                        ==============       =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                    $          ---       $        ---
                                                                        ==============       =============
   Interest paid                                                        $          ---       $        ---
                                                                        ==============       ============



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


NOTE 4 -ACQUISITION OF BUSINESS

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

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

                                   (UNAUDITED)


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

PTI was incorporated pursuant to the laws of the State of Nevada on June 11, 2002 with business operations commencing in July 2002. PTI distributes and sells optical storage items such as compact disc recordable or CD-R and digital video disc recordable or DVD-R products and accessories. PTI's product offerings include CD-Rs, DVD-Rs, CD and DVD labeling systems, recording media and disc printers. PTI markets and sells products by means of direct sales and by means of internet based advertising.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO THE SAME PERIOD ENDING JUNE 30, 2002.

RESULTS OF OPERATIONS.

REVENUES. For the three months ended June 30, 2003 we had generated sales of $26,776, less $19,792 for the cost of those goods sold, for a gross profit of $6,984. This is in comparison to the three month period ended June 30, 2002, during which we had no activity since business operations did not commence untill July 2002. We generated significantly increased sales revenues for the three months ended June 30, 2003 compared to the same period for the prior year after having acquired the business operations of PTI in 2003.

OPERATING EXPENSES. For the three month period ended June 30, 2003, our total operating expenses were $23,484, compared to the three month period ended June 30, 2002. The majority of those expenses were legal and professional fees of $15,054, office and administrative expenses of $7,562. Therefore, our loss from operations for the three month period ended June 30, 2003 was $16,500. We also had $2,200 in interest expense, making our net loss $18,700. This is compared to the same period ended June 30, 2002, where we had no activity. Our operating expenses and losses increased during the three month period ended June 30, 2003 compared to the same period ended June 30, 2002, because we acquired the business operations of PTI during the first quarter of 2003.

FOR THE SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO THE SAME PERIOD ENDING JUNE 30, 2002.

RESULTS OF OPERATIONS.

REVENUES. For the six months ended June 30, 2003 we had generated sales of $110,131, less $94,935 for the cost of those goods sold, for a gross profit of $15,196. This is in comparison to the six month period ended June 30, 2002, during which we had no activity. Our sales revenues were increased because we began operating the business of PTI during the six months ended June 30, 2003, as compared to the same period ended June 30, 2002 during which we had no activity. We anticipate as we operate PTI's business, as described above, we will generate greater revenues from the operation of PTI's business than we experienced operating our prior business.


OPERATING EXPENSES. For the six month period ended June 30, 2003, our total operating expenses were $25,595 compared to no activity during $13,033 the six month period ended June 30, 2002. The majority of those expenses.

were legal and professional fees of $15,054, office and administrative expenses of $9,523. We also had $429 in depreciation expense and $589 in occupancy expense. For the period ended June 30, 2002, we had no activity.
For the six month period ended June 30, 2003, we experienced a net loss from operations of $10,399, compared to the six month period ended June 30, 2002 during which we had no activity. Our operating expenses and losses increased during the six month period ended June 30, 2003 compared to the same period ended June 30, 2002, because we began integrating the operations of PTI into our own during the first quarter of 2003.

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

                                                     Pacific Technology, Inc.,
                                                     a Delaware corporation


February 6, 2004                            By:      /s/  Roderick Cabahug
                                                     --------------------------
                                                     Roderick Cabahug
                                            Its:     President and Director