Form 10QSB/A
period 2003-09-30
PACIFIC TECHNOLOGY INC
filed 2004-02-10
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   AMENDMENT 1
                                   FORM 10-QSB









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

                                  BALANCE SHEET

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                         $       144,330
   Accounts receivable, net                                              36,958
   Inventory                                                              1,104
                                                                ---------------

     Total current assets                                               182,392

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $70            2,991
                                                                ---------------

     Total assets                                               $       185,383
                                                                ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                        $        37,148
   Interest payable                                                       6,700
   8% Convertible note payable                                          110,000
                                                                ---------------

     Total current liabilities                                          153,848


STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     Authorized shares-- 5,000,000
     Issued and outstanding shares-- 0
   Common stock, $.001 par value;
     Authorized shares -- 50,000,000
     Issued and outstanding shares-- 12,925,000                          12,925
   Additional paid-in capital                                            31,366
   Accumulated deficit                                                  (12,756)
                                                                ---------------

     Total stockholders' equity                                          31,535
                                                                ---------------

       Total liabilities and stockholders' equity               $       185,383
                                                                ===============

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                            STATEMENTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)

                                            THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------            -------------------------------
                                               2003                  2002                  2003                  2002
                                               ----                  ----                  ----                  ----
NET SALES                               $          59,398       $         2,352       $       169,529       $         2,352

COST OF SALES                                      30,339                   ---               125,274                   ---
                                        -----------------       ---------------       ---------------       ---------------

GROSS PROFIT                                       29,059                 2,352                44,255                 2,352

OPERATING EXPENSES
   Depreciation expense                               279                   ---                   708                   ---
   Legal and professional fees                      6,544                   ---                21,598                   ---
   Occupancy                                          589                   ---                 1,178                   ---
   Office and administrative                        7,038                 1,782                16,561                 1,782
                                        -----------------       ---------------       ---------------       ---------------

       Total operating expenses                    14,450                 1,782                40,045                 1,782
                                        -----------------       ---------------       ---------------       ---------------

INCOME (LOSS) FROM
  OPERATIONS                                       14,609                   570                4,210                    570

OTHER EXPENSE
     Interest expense                              (2,200)                  ---                (4,400)                  ---
                                        -----------------       ---------------       ---------------       ---------------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME
  TAXES                                            12,409                   570                  (190)                  570

PROVISION FOR INCOME
   TAXES                                              800                   ---                   800                   ---
                                        -----------------       ----------------      ---------------       ---------------

NET INCOME (LOSS)                       $          11,609       $           570       $          (990)      $           570
                                         ================       ================      ===============       ===============

NET INCOME (LOSS) PER
  COMMON   SHARE -
  BASIC AND DILUTED                     $             ---       $           ---       $           ---       $           ---
                                        =================       ================      ===============       ===============

WEIGHTED AVERAGE OF
  COMMON SHARES -
  BASIC AND DILUTED                            12,925,000            12,925,000            12,925,000            12,925,000
                                        =================       ===============       ===============       ===============

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)

                                                                                      SEPTEMBER 30,
                                                                          -----------------------------------
                                                                               2003                 2002
                                                                          ---------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                      $         (990)      $         570
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
       Expenses paid by officer                                                     1,178                ---
       Depreciation                                                                   708                ---
       Changes in operating assets and liabilities
         Increase in accounts receivable                                          (34,487)            (5,248)
         Increase in inventory                                                     (1,104)               ---
         Increase in accounts payable and accrued expenses                         28,060              5,936
         Increase in interest payable                                               6,700                ---
                                                                          ---------------      --------------

           Net cash provided by (used in) operating activities                         65              1,258
                                                                          ---------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of computer equipment and furniture                               (3,699)               ---
                                                                          ----------------      -------------

           Net cash used in operating activities                                   (3,699)               ---
                                                                          ---------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Acquisition of assets                                                       37,075                ---
       Contributions of capital                                                       ---              1,000
       Proceeds from issuance of convertible note                                 110,000                ---
                                                                          ---------------      --------------

           Net cash provided by operating activities                              147,075              1,000
                                                                          ---------------      --------------

NET INCREASE IN CASH                                                              143,441              2,258

CASH, beginning of period                                                             889                ---
                                                                          ---------------      --------------

CASH, end of period                                                       $       144,330      $       2,258
                                                                          ===============      ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                      $           800      $         ---
                                                                          ===============      ==============
   Interest paid                                                          $           ---      $         ---
                                                                          ===============      ==============

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)


NOTE 1 - NATURE OF OPERATIONS

Pacific Technology, Inc. (the "Company") was incorporated in the state of Delaware on March 2, 2000 as Dr. Protein.com, Inc. and on March 7, 2003 changed its name to Pacific Technology, Inc. The Company is a reseller of optical storage products such as compact disc recordable equipment (CD-R) and digital video disc recordable (DVD-R) products and other computer accessories and peripherals. The Company is headquartered in Mission Viejo, California. Also see
Note 4.


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

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)


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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THE SAME PERIOD ENDING SEPTEMBER 30, 2002.

RESULTS OF OPERATIONS.


REVENUES. For the three months ended September 30, 2003 we had generated sales of $59,398, less $30,339 for the cost of those goods sold, for a gross profit of $29,059. This is in comparison to the three month period ended September 30, 2002, during which we had net sales and gross profit of $2,352. We generated significantly increased sales revenues for the three months ended September 30, 2003 compared to the same period for the prior year after having acquired the business operations of PTI in 2003.

OPERATING EXPENSES. For the three month period ended September 30, 2003, our total operating expenses were $14,450, compared to $562 total operating expenses for the three month period ended September 30, 2002. The majority of those expenses were legal and professional fees of $6,544, office and administrative expenses of $7,038. Therefore, our income from operations for the three month period ended September 30, 2003 was $14,609. We also had $2,200 in interest expense, making our net income $12,409 before provision for income taxes. This is compared to the same period ended September 30, 2002, where we had total operating expenses of $562, which were represented solely by office and administrative expenses. Therefore, for the three month period ended September 30, 2002, we experienced a loss from operations of $1,790. Our income and our operating expenses increased during the three month period ended September 30, 2003 compared to the same period ended September 30, 2002, because we acquired the business operations of PTI during the first quarter of 2003.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THE SAME PERIOD ENDING SEPTEMBER 30, 2002.

RESULTS OF OPERATIONS.

REVENUES. For the nine months ended September 30, 2003 we had generated sales of $169,529, less $125,274 for the cost of those goods sold, for a gross profit of $44,255. This is in comparison to the nine month period ended September 30, 2002, during which we had sales of $2,352 since our principal business operations did not begin until July 2002. Our sales revenues were increased because we began operating the business of PTI during the quarter ended June 30, 2003, as compared to the same period ended September 30, 2002. We anticipate as we operate our newly-acquired business, as described above, we will generate greater revenues from the operations from our new business than we experienced operating our prior business ^.

OPERATING EXPENSES. For the nine month period ended September 30, 2003, our total operating expenses were $40,045, compared to $562 total operating expenses for the nine month period ended September 30, 2002. The majority of those expenses were legal and professional fees of $21,598, office and administrative expenses of $16,763 ^. We also had $708 in depreciation expenses and $1,178 in occupancy expenses. For the period ended September 30, 2002, our operating expenses were $562 in office and administrative expenses. For the nine month period ended September 30, 2003, we experienced a net income from operations of $4,210, compared to a net income from operations of $1,790 for the nine month period ended September 30, 2002. We also had $4,400 in interest expense for the nine months September 30, 2003 compared to no interest expense for the same period ended September 30, 2002. Therefore our net loss before provision for income taxes was $190 for the nine month period ended September 30, 2003, compared to a net income of $1,790 for the same period ending in 2002. Our operating expenses increased and our operating losses decreased during the nine month period ended September 30, 2003 compared to the same period ended September 30, 2002, because we began integrating the operations of PTI into our own during the first quarter of 2003.

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