Form 10QSB/A
period 2003-06-30
PACIFIC TECHNOLOGY INC
filed 2004-03-29
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO.2
                                   FORM 10-QSB



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

                                    CONTENTS






                                                                        PAGE
                                                                        ----
Financial Statements (Unaudited)

     Consolidated Balance Sheet                                           1

     Consolidated Statements of Operations                                2


     Statements of Changes of Stockholders' Equity                        3


     Consolidated Statements of Cash Flows                                4

     Notes to Consolidated Financial Statements                           5

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
                                                                ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                        $        28,649
   Interest payable                                                       4,500
   8% Convertible note payable                                          110,000
                                                                ---------------

     Total current liabilities                                          143,149


STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     Authorized shares-- 5,000,000
     Issued and outstanding shares-- 0                                      ---
   Common stock, $.001 par value;
     Authorized shares-- 50,000,000
     Issued and outstanding shares-- 12,925,000                          12,925

   Additional paid-in capital                                            28,019
   Accumulated deficit                                                  (21,607)
                                                                ----------------


     Total stockholders' equity                                          19,337
                                                                ---------------

       Total liabilities and stockholders' equity               $       162,486
                                                                ===============




                 See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                            STATEMENTS OF OPERATIONS

                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                              ---------------------------                  -------------------------
                                               2003                  2002                  2003                  2002
                                        -----------------       ---------------     -----------------     -----------------
NET SALES                               $          26,776       $           ---     $         110,131     $             ---

COST OF SALES                                      19,792                   ---                95,205                   ---
                                        -----------------       ---------------     -----------------     -----------------

GROSS PROFIT                                        6,984                   ---                14,926                   ---

OPERATING EXPENSES
   Depreciation expense                               279                   ---                   429                   ---
   Legal and professional fees                     15,054                   ---                15,054                   ---
   Occupancy                                          589                   ---                   589                   ---
   Office and administrative                        7,562                   ---                 9,523                   ---
                                        -----------------      ----------------       ---------------       ---------------

       Total operating expenses                    23,484                   ---                25,595                   ---
                                        -----------------     -----------------       ---------------       ---------------


LOSS FROM OPERATIONS                              (16,500)                  ---               (10,669)                  ---


OTHER EXPENSE
     Interest expense                              (2,200)                  ---                (2,200)                  ---
                                          ---------------       ---------------       ---------------       ---------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                                (18,700)                  ---                                         ---
                                                                                             (12,869)

PROVISION FOR INCOME
   TAXES                                              ---                   ---                   ---                   ---
                                          ---------------       ---------------       ---------------       ---------------


NET LOSS                                $         (18,700)    $             ---     $         (12,869)    $             ---
                                         ================      ================      ================      ================


NET LOSS PER COMMON
  SHARE -BASIC AND
  DILUTED                              $              ---     $             ---     $             ---     $             ---
                                        =================      ================      ================      ================


WEIGHTED AVERAGE OF
  COMMON SHARES -
  BASIC AND DILUTED                            12,925,000              903,000            12,925,000               449,000
                                         ================       ===============       ===============       ===============




                See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 JUNE 11, 2002 (INCEPTION) THROUGH JUNE 30, 2003


                                              Common Stock              Additional
                                                                          Paid-In       Accumulated
                                         Shares           Amount          Capital          deficit             Total

Balance, June 11, 2002                         ---     $       ---     $       ---     $          ---      $       ---

Issuance of common stock,
  June 21, 2002                          9,030,000           9,030          (3,020)               ---            6,010

Cancellation of common
  stock, December 2, 2002               (3,000,000)         (3,000)            ---                ---           (3,000)

Net loss/Comprehensive loss                    ---             ---             ---             (8,738)          (8,738)
                                      ------------       ---------       ---------       ------------       ----------

Balance, December 31, 2002               6,030,000           6,030          (3,020)            (8,738)          (5,728)
                                     -------------      ----------      ----------      -------------       ----------

Acquisition, March 28, 2003              6,895,000           6,895          30,450                ---           37,345

Expenses paid by officer                       ---             ---             589                ---              589

Net income/Comprehensive
  Income                                       ---             ---             ---            (12,869)         (12,869)
                                      ------------       ---------       ---------       ------------       ----------

Balance, June 30, 2003                  12,925,000      $   12,925      $   28,019      $     (21,607)      $   19,337
                                     -------------      ----------      ----------      -------------       ----------

                See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

                                                                                     June 30,
                                                                       -----------------------------------
                                                                            2003                  2002
                                                                       ---------------     ---------------


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $      (12,869)    $           ---

   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
       Expenses paid by officer                                                    589                 ---
       Depreciation                                                                429                 ---
       Changes in operating assets and liabilities
         Decrease in accounts receivable                                           347                 ---
         Increase (decrease) in accounts payable and accrued
               expenses                                                         19,561                 ---
         Increase in interest payable                                            4,500                 ---
                                                                        --------------       -------------



           Net cash provided by (used in) operating activities                  12,557                 ---
                                                                        --------------       -------------


CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of computer equipment and furniture                            (3,699)                ---
                                                                        --------------       -------------

           Net cash used in operating activities                                (3,699)                ---
                                                                        --------------       -------------


CASH FLOWS FROM FINANCING ACTIVITIES
       Acquisition of assets and liabilities, net of cash                       37,345                 ---


       Proceeds from officer's note                                                ---                 ---
       Proceeds from issuance of convertible note                              110,000                 ---
                                                                        --------------       -------------

           Net cash provided by operating activities                           147,075                 ---
                                                                        --------------       -------------

NET INCREASE IN CASH                                                           156,203                 ---

CASH, beginning of period                                                          889                 ---
                                                                        --------------       -------------

CASH, end of period                                                     $      157,092       $         ---
                                                                        ==============       =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                    $          ---       $        ---
                                                                        ==============       =============
   Interest paid                                                        $          ---       $        ---
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

PTI was incorporated pursuant to the laws of the State of Nevada on June 11, 2002 with business operations commencing in July 2003. PTI distributes and sells optical storage items such as compact disc recordable or CD-R and digital video disc recordable or DVD-R products and accessories. PTI's product offerings include CD-Rs, DVD-Rs, CD and DVD labeling systems, recording media and disc printers. PTI markets and sells products by means of direct sales and by means of internet based advertising.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO THE SAME PERIOD ENDING JUNE 30, 2002.

RESULTS OF OPERATIONS.


REVENUES. For the six months ended June 30, 2003 we had generated sales of $110,131, less $95,205 for the cost of those goods sold, for a gross profit of $14,926. This is in comparison to the six month period ended June 30, 2002, during which we had no activity. Our sales revenues were increased because we began operating the business of PTI during the six months ended June 30, 2003, as compared to the same period ended June 30, 2002 during which we had no activity. We anticipate as we operate PTI's business, as described above, we will generate greater revenues from the operation of PTI's business than we experienced operating our prior business.

OPERATING EXPENSES. For the six month period ended June 30, 2003, our total operating expenses were $25,595 compared to no activity during the six month period ended June 30, 2002. The majority of those expenses.

were legal and professional fees of $15,054, office and administrative expenses of $9,523. We also had $429 in depreciation expense and $589 in occupancy expense. For the period ended June 30, 2002, we had no activity.
For the six month period ended June 30, 2003, we experienced a net loss from operations of $10,669, compared to the six month period ended June 30, 2002 during which we had no activity. Our operating expenses and losses increased during the six month period ended June 30, 2003 compared to the same period ended June 30, 2002, because we began integrating the operations of PTI into our own during the second quarter of 2003. We also had $2,200 in interest expense during the six months ended June 30, 2003, making our net loss $12,869. This is compared to the same period ended June 30, 2002, where we had no activity.


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

                                                     Pacific Technology, Inc.,
                                                     a Delaware corporation



March 25, 2004                            By:        /s/  Roderick Cabahug
                                                     --------------------------
                                                     Roderick Cabahug
                                            Its:     President and Director