Form 10QSB/A
period 2003-09-30
PACIFIC TECHNOLOGY INC
filed 2004-03-29
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO .2
                                   FORM 10-QSB









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
                                                                ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                        $        37,148
   Interest payable                                                       6,700
   8% Convertible note payable                                          110,000
                                                                ---------------

     Total current liabilities                                          153,848


STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     Authorized shares-- 5,000,000
     Issued and outstanding shares-- 0
   Common stock, $.001 par value;
     Authorized shares -- 50,000,000
     Issued and outstanding shares-- 12,925,000                          12,925

   Additional paid-in capital                                            28,608
   Accumulated deficit                                                   (9,998)
                                                                ---------------


     Total stockholders' equity                                          31,535
                                                                ---------------

       Total liabilities and stockholders' equity               $       185,383
                                                                ===============

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                            STATEMENTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)

                                            THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------            -------------------------------
                                               2003                  2002                  2003                  2002
                                               ----                  ----                  ----                  ----
NET SALES                               $          59,398       $         2,352       $       169,529       $         2,352

COST OF SALES                                      30,339                   ---               125,544                   ---
                                        -----------------       ---------------       ---------------       ---------------
GROSS PROFIT                                       29,059                 2,352                43,985                 2,352


OPERATING EXPENSES
   Depreciation expense                               279                   ---                   708                   ---
   Legal and professional fees                      6,544                   ---                21,598                   ---
   Occupancy                                          589                   ---                 1,178                   ---
   Office and administrative                        7,038                 1,782                16,561                 1,782
                                        -----------------       ---------------       ---------------       ---------------

       Total operating expenses                    14,450                 1,782                40,045                 1,782
                                        -----------------       ---------------       ---------------       ---------------

INCOME (LOSS) FROM
  OPERATIONS                                       14,609                   570                 3,940                   570

OTHER EXPENSE
     Interest expense                              (2,200)                  ---                (4,400)                  ---
                                        -----------------       ---------------       ---------------       ---------------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME
  TAXES                                            12,409                   570                  (460)                  570

PROVISION FOR INCOME
   TAXES                                              800                   ---                   800                   ---
                                        -----------------       ----------------      ---------------       ---------------

NET INCOME (LOSS)                       $          11,609       $           570       $        (1,260)      $           570
                                         ================       ================      ===============       ===============

NET INCOME (LOSS) PER
  COMMON   SHARE -
  BASIC AND DILUTED                     $             ---       $           ---       $           ---       $           ---
                                        =================       ================      ===============       ===============

WEIGHTED AVERAGE OF
  COMMON SHARES -
  BASIC AND DILUTED                            12,925,000             9,030,000            12,925,000             3,341,000
                                        =================       ===============       ===============       ===============

                                      PACIFIC TECHNOLOGY, INC.
                                 (formerly Dr. Protein.com, Inc.)

                           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       JUNE 11, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2003



                                              Common Stock               Additional
                                     -----------------------------        Paid-In        Accumulated
                                         Shares           Amount          Capital          deficit             Total
                                     -------------       ---------       ---------       ------------       ----------
Balance, June 11, 2002                         ---       $     ---       $     ---       $        ---       $      ---

Issuance of common stock,
  June 21, 2002                          9,030,000           9,030          (3,020)               ---            6,010

Cancellation of common
  stock, December 2, 2002               (3,000,000)         (3,000)            ---                ---           (3,000)

Net loss/Comprehensive loss                    ---             ---             ---             (8,738)          (8,738)
                                     -------------       ---------       ---------       ------------       ----------

Balance, December 31, 2002               6,030,000           6,030          (3,020)            (8,738)          (5,728)
                                     -------------       ---------       ---------       ------------       ----------

Acquisition, March 28, 2003              6,895,000           6,895          30,450                ---           37,345

Expenses paid by officer                       ---             ---           1,178                ---            1,178

Net income/Comprehensive
  Income                                       ---             ---             ---             (1,260)          (1,260)
                                     -------------       ---------       ---------       ------------       ----------
Balance, September 30, 2003             12,925,000       $  12,925       $  28,608       $     (9,998)      $   31,535
                                     =============       =========       =========       ============       ==========

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)

                                                                                      SEPTEMBER 30,
                                                                          -----------------------------------
                                                                               2003                 2002
                                                                          ---------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                      $        (1,260)     $         570

   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
       Expenses paid by officer                                                     1,178                ---
       Depreciation                                                                   708                ---
       Changes in operating assets and liabilities
         Increase in accounts receivable                                          (34,487)            (5,248)
         Increase in inventory                                                     (1,104)               ---
         Increase in accounts payable and accrued expenses                         28,060              5,936
         Increase in interest payable                                               6,700                ---

           Net cash provided by (used in) operating activities                        205              1,258
                                                                           ---------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of computer equipment and furniture                               (3,699)               ---
                                                                          ----------------      -------------

           Net cash used in operating activities                                   (3,699)               ---
                                                                          ---------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Acquisition of assets                                                       37,345               ---

       Contributions of capital                                                       ---              1,000
       Proceeds from issuance of convertible note                                 110,000                ---
                                                                          ---------------      --------------


           Net cash provided by operating activities                              147,345              1,000
                                                                          ---------------      --------------


NET INCREASE IN CASH                                                              143,441              2,258

CASH, beginning of period                                                             889                ---
                                                                          ---------------      --------------

CASH, end of period                                                       $       144,330      $       2,258
                                                                          ===============      ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                      $           800      $         ---
                                                                          ===============      ==============
   Interest paid                                                          $           ---      $         ---
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

OPERATING EXPENSES. For the three month period ended September 30, 2003, our total operating expenses were $14,450, compared to $562 total operating expenses for the three month period ended September 30, 2002. The majority of those expenses were legal and professional fees of $6,544, office and administrative expenses of $7,038. Therefore, our income from operations for the three month period ended September 30, 2003 was $14,609. We also had $2,200 in interest expense, making our net income $12,409 before provision for income taxes. This is compared to the same period ended September 30, 2002, where we had total operating expenses of $1,782, which were represented solely by office and administrative expenses. Therefore, for the three month period ended September 30, 2002, we experienced income from operations of $570. Our income and our operating expenses increased during the three month period ended September 30, 2003 compared to the same period ended September 30, 2002, because we acquired the business operations of PTI during the first quarter of 2003.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THE SAME PERIOD ENDING SEPTEMBER 30, 2002.

RESULTS OF OPERATIONS.

REVENUES. For the nine months ended September 30, 2003 we had generated sales of $169,529, less $125,544 for the cost of those goods sold, for a gross profit of $43,985. This is in comparison to the nine month period ended September 30, 2002, during which we had sales of $2,352 since our principal business operations did not begin until July 2002. Our sales revenues were increased because we began operating the business of PTI during the quarter ended June 30, 2003, as compared to the same period ended September 30, 2002. We anticipate as we operate our newly-acquired business, as described above, we will generate greater revenues from the operations from our new business than we experienced operating our prior business ^.

OPERATING EXPENSES. For the nine month period ended September 30, 2003, our total operating expenses were $40,045, compared to $1,782 total operating expenses for the nine month period ended September 30, 2002. The majority of those expenses were legal and professional fees of $21,598, office and administrative expenses of $16,561. We also had $708 in depreciation expenses and $1,178 in occupancy expenses. For the period ended September 30, 2002, our operating expenses were $1,782 in office and administrative expenses. For the nine month period ended September 30, 2003, we experienced a net income from operations of $3,940, compared to a net income from operations of $570 for the nine month period ended September 30, 2002. We also had $4,400 in interest expense for the nine months September 30, 2003 compared to no interest expense for the same period ended September 30, 2002. Therefore our net loss before provision for income taxes was $460 for the nine month period ended September 30, 2003, compared to a net income of $570 for the same period ending in 2002. After provision for income taxes of $800, we had a net loss of $1,260 for the nine month period ending September 30, 2003 as compared to $570 for the same period ending in 2002. Our operating expenses increased and our operating losses decreased during the nine month period ended September 30, 2003 compared to the same period ended September 30, 2002, because we began integrating the operations of PTI into our own during the first quarter of 2003.

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