Form 10KSB
period 2003-12-31
PACIFIC TECHNOLOGY INC
filed 2004-04-01
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 2003
                                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from           to
                                                        ----------- ------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]


State issuer's revenues for its most recent fiscal year. $189,551.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 30, 2004, approximately $0.

As of March 30, 2004, there were 12,925,000 shares of the issuer's $.001 par value common stock issued and outstanding.

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

OUR BUSINESS. Having adopted the business and operations of PTI, we now distribute and sell optical storage items such as compact disc recordable or CD-R and digital video disc recordable or DVD-R products and accessories. Our product offerings include CD-Rs, DVD-Rs, CD and DVD labeling systems, recording media and disc printers. We market and sell products by means of direct sales and by means of internet based advertising; our website is located at www.pacifictechinc.com.

We believe that commercial users of our products and audio and video enthusiasts may use these optical data storage formats and accessories for a variety of personal or professional uses, ranging from data storage to creating personalized audio discs and video discs. We believe that we can successfully compete in this niche market because our quality DVD-R and CD-R products and accessories are preferable to those that are generally available.

We anticipate that the popularity of high capacity data storage and customized audio and video products that fuel the demand for rewritable discs will continue to grow in both the United States and Canada because of their broad range of applicability in commercial and consumer markets. We expect that there will continue to be a niche market for this particular product because of the specialized equipment and products required to create and customize such discs. We believe that the demand for these optical storage products and accessories has expanded rapidly in the past several years due to the increasing affordability and ease of use of optical storage technologies. For these reasons we expect growth in this industry to continue at a strong pace for the foreseeable future.

We believe we can address this market need by selling and distributing higher end DVD-R and CD-R related products to audio and video enthusiasts and electronics stores in the United States and Canada by means of direct sales and by using our website. We hope to distinguish our business by offering top quality products and a providing our customers with high level of customer service.

OUR PRODUCTS. We focus on the specialty market for optical storage products, such as DVD-R and CD-R products and accessories. Our product offering includes DVD-R and CD-R recording media, which are the blank discs themselves, and DVD-R and CD-R duplication machines needed to produce DVD and CD copies, including both automated and standalone types of manual systems,. Our accessories also include DVD and CD labeling systems and disc printers. We do not manufacture these products ourselves, but obtain these products from a variety of high-quality third party suppliers.

         OPTICAL STORAGE DISCS: A CD is an optical storage medium which stores music, text or data on its surface. The data encoded on the disc and is converted into the respective signals, whether music, data, or movies etc., depending on whether the disc is an audio, video, or data or ROM (Read Only Memory) disc. Optical storage discs are a convenient format for storing a large amount of information because a CD can contain up to 75 minutes of music or about 650 megabytes or MB of data. For example, one 650 megabyte CD-R has the equivalent memory capabilities of 400 31/4" 1.44 megabyte floppy discs, yet provides for faster data access time. As a music carrier, an audio CD offers a very high degree of clarity of sound reproduction, without the inherent noise from the medium, such as the hissing which occurs from cassette tapes or the crackle from vinyl records. We believe commercial users will take advantage of this media format to continue to create marketing or promotional materials, for commercial distribution original works, or copies. We believe that individual users will continue to use this medium for personal data storage or recreational entertainment purposes.

         A DVD is essentially a CD with even larger storage capabilities and faster access times. DVD's can hold cinema-quality video and computer data. Due to their high storage capacity and enhanced video and audio capabilities, DVD's can be used as an alternative to videotapes for movies and as an alternative to CD's for audio and data storage. The broad application of DVD's for home entertainment, computers, and business information storage is expected to eventually replace CD's, videotape, laser discs and video game cartridges. DVD's have widespread support from all major electronics companies, all major computer hardware companies, and all major movie and music studios including Warner, Paramount, and Fox. DVD's are also an excellent choice for home video archiving and unlike videotape will not degrade with age or multiple playbacks, nor is it, like laserdiscs, and subject to laser rot. Depending on the format, re-recordable DVD's can be recorded anywhere from 1,000 to 100,000 thousand times. We believe that DVD's will have the same commercial and individual consumer applications as CD's, with the additional benefit of enhanced audio and video capabilities due to their greater storage and access power.

         OPTICAL STORAGE REPLICATION AND DUPLICATION PRODUCTS: A CD is an optical storage medium which stores data on its surface in the form of small holes called 'pits'. A CD recording device uses a laser to burn the data into the disc and is available a varying recording speeds. For example a "2x" drive will record 650 megabytes of data in approximately 39 minutes. Duplication produces many copies of a disc at once. Duplicators can use DVD-R or CD-R media. Automated duplication machines can feed blank discs into a recorder and even print labels on each disc. However, for projects requiring more than 1,000 copies, replication is a more cost-effective solution, allowing for mastering large quantities of discs in a short period of time. We provide our customers with a range of recording devices ranging from single manual recording devices to duplication and replication devices and services.

         LABELING AND PRINTING: The process of labeling an optical storage discs may imbalance the disc and affect the laser's ability to read the information, since such discs require the use of a laser beam to convert the information stored in the "pits" into the respective audio, visual or data formats. The labeling process, if performed improperly, can cause tracking errors or drive problems, such as spin-ups. Also, adhesives may contain chemical solvents which may become absorbed into the dye layer of the disc, which may also affect the quality of the disc. Labels therefore must be perfectly adhered to the disc surface to avoid imbalance. We sell DVD and CD labeling systems designed to minimize these risks. As an alternative to labeling, we also provide disc printers or silk screening devices. These devices print directly on the disc without actually affixing a separate physical paper label and therefore, prevent the problems associated with labeling. Printers are typically used by high volume reproduction facilities or by companies with fairly expensive equipment specifically designed for optical discs. As a result, disc printers and silk screening devices are not widely used by individual consumers, but mostly be commercial customers. Due to the prevalence of optical storage media and recording devices however, we believe that we will be able to provide quality yet cost effective "printers" to commercial and individual customers alike.

OUR WEBSITE. Our website is located at www.pacifictechinc.com. Our website displays our corporate logo, contact and ordering information, and provides a general description of the premium quality DVD-R and CD-R related products that we offer, features available, as well as prices of those products. Our website allows potential customers to purchase our products directly from our site via a secure, online connection. We also use our website as a virtual showroom for our customers to view our products.

OUR BUSINESS STRATEGY. Our strategy is to focus our entire effort on the niche market for DVD-R and CD-R products and accessories. We intend to cater to the demands of individual audio and video enthusiasts, as well as commercial users of optical discs, for the highest quality products available on the market. We believe that as the popularity of creating customized audio and video discs continues to grow as both a commercial, professional and amateur endeavor, the demand for audio and video related products will increase. We also offer highly personalized service in this market by selling directly to audio and video enthusiasts and to commercial enterprises or institutions. We believe we are strategically positioned to fill the growing need for high-quality DVD-R and CD-R products and accessories demanded by this market.

OUR TARGET MARKETS AND MARKETING STRATEGY. We believe that our primary target market consists of commercial purchasers of optical discs, and individual audio and video enthusiasts in the United States and Canada. As the popularity of creating customized audio and video products increases, we believe the demand will continue to grow for computer, audio and video components such as ours, which we believe will, in turn, drive the growing demand for the products that we market and sell. We market and promote our products through our website, and attend trade shows to make direct sales to consumers at those events. We also develop business leads through these marketing channels and through leads provided by our third-party suppliers. Our marketing initiatives will also include:

o utilizing direct response print advertisements placed primarily in specialized publications;
o    encouraging retailers to carry our products and product displays;
o    advertising on related websites; and
o word of mouth advertising based on the customer loyalty and high quality service.

GROWTH STRATEGY. We will seek to increase our sales efforts by increasing the number of events we attend, seeking referrals through our current clients, developing business leads provided by our third-party suppliers, and expanding the capability of our website by registering it with selected search engines to ensure our site comes up in search results in user searches for related products. Our strategy is also to provide unparalleled customer service and high-quality merchandise, which we believe will achieve a high level of customer satisfaction and contribute to the development of our brand image and goodwill.

COMPETITION. We face competition from existing sources of DVD-R and CD-R products and accessory providers. There are currently numerous local and national chains that we compete with us, as well as individually owned businesses. We also compete directly with other manufacturers and resellers of DVD-R and CD-R related products. Although many of those competitors have greater resources, market share and well-established distribution channels, we believe we compete effectively on price, selection and service. Our size allows us to pay careful attention to our customers and cost structure and allows us to provide a rapid response to market demand for new products as they are developed.

OUR INDUSTRY. We estimate that the majority of companies that distribute DVD-R and CD-R products and accessories carry only one or two low-end brands of DVD-R and CD-R products, and these specialized products represent a small portion of their business. We believe that in recent years, the industry has tended to concentrate on lower-end products, though the market for higher end DVD-R and CD-R products has grown in specialty electronics stores. We believe that both commercial and individual customers are interested in a quality product that gives good value for the money spent, in terms of products that help create high quality reproductions and feature desirable qualities such as high storage and quick access capabilities.

Recently, we believe that the shift has been away from independent stores to national mass marketers, though independent retailers have begun to differentiate themselves and their product offerings from the more limited selection of merchandise offered by larger stores. We also believe that mass marketers seek to retail only the low-priced products, and do not target their efforts towards the serious audio and video enthusiast or commercial user, leaving this niche market ready for a means of obtaining the product such as we provide.

GOVERNMENT REGULATION. We are subject to federal, state and local laws and regulations applied to businesses generally. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines. We believe that we are in conformity with all applicable laws in all relevant jurisdictions. We may be prevented from operating if our activities are not in compliance and must take action to be in compliance with any federal, state, or local regulation.

INTELLECTUAL PROPERTY. Other than our trade name, certain components of our website and our domain name, we do not own any other patents, trademarks, copyrights, licenses, concessions or royalties.

OUR RESEARCH AND DEVELOPMENT. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future.

ACQUISITION STRATEGY. We believe that the current marketplace of companies that resell computer and technology related products is highly fragmented, with numerous such companies located throughout the country. As such, we believe that there is an opportunity for a publicly traded company to acquire several, smaller and more established such companies with already-established reputations and product lines using our common stock as payment for any potential acquisitions. Our acquisition strategy is designed to complement our core business.

Accordingly, we recently began researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. In March 2004, we were introduced to Iempower, Inc. whose subsidiary is MyRichUncle, Inc. ("IEM"), a privately held originator of student loans. Although IEM's business does not complement our core business, we believe that an acquisition of IEM will increase the value of our common stock, which will benefit our shareholders. On March 9, 2004, we signed a binding term sheet outlining the acquisition of all the outstanding common stock of IEM. The acquisition is conditional on a number of factors, including, but not limited to, the negotiation of a definitive acquisition agreement and the completion of a private placement offering by us for a minimum of $3,000,000 of gross proceeds. We cannot guaranty that we will negotiate a definitive acquisition agreement, or that we will be able to acquire IEM, or that in the event that we acquire IEM, this acquisition will increase the value of our common stock.


EMPLOYEES. As of March 30, 2004, we have two part time employees. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreements.

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

ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

============================= ==================== ============================
               Property        December 31, 2003           December 31, 2002
----------------------------- -------------------- ----------------------------
Cash                          $           145,490           $           47,623
----------------------------- -------------------- ----------------------------
Property and equipment, net   $             2,862           $                0
============================= ==================== ============================

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

PRICES OF COMMON STOCK. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "PCFT". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of March 30, 2004, our stock has not been traded.

We are authorized to issue 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. As of March 30, 2004, there were 12,925,000 shares of our common stock were issued and outstanding. There is no preferred stock issued or outstanding, respectively.

There are 457,750 shares of our common stock which can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

The approximate number of holders of record of shares of our common stock is fifty six. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock, except for the Convertible Debenture with Emergent Capital LLC.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
------------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $145,490 as of December 31, 2003. We had accounts receivable of $6,169 and $54 in inventory. Our total current assets were $151,713 as of December 31, 2003. We believe that our available cash is sufficient to pay our day-to-day expenditures. We had property and equipment of $2,862 net of accumulated depreciation of $837 as of December 31, 2003, making our total assets $154,575 as of December 31, 2003.

Our total liabilities were $160,953 as of December 31, 2003. We had $44,353 in accounts payable and accrued expenses, $6,600 in interest payable and $110,000 in a convertible note payable. This note accrues interest at the rate of 8% per annum and is due and payable, together with interest, on April 27, 2004. We are currently negotiating more favorable terms with the holder of this note and we hope to arrange for acceptance of partial payment to settle the note. We have no long-term commitments or contingencies.

RESULTS OF OPERATIONS.

REVENUES. For the year ended December 31, 2003 we had generated sales of $189,551, less $153,180 for the cost of those goods sold, for a gross profit of $36,371. For the year ended December 31, 2002, we had sales of $79,843, less $70,412 for cost of goods sold, for a gross profit of $9,431.

OPERATING EXPENSES. For the year ended December 31, 2003, our total operating expenses were $68,733, compared to $17,369 total operating expenses for the year ended December 31, 2002. The majority of those expenses were legal and professional fees, which totaled $42,742 and $23,387 for office and administrative expenses for the year ended December 31, 2003, compared to $8,720 in legal and professional fees and $7,085 for consulting expenses for the year ended December 31, 2002. Our operating expenses were significantly higher during the year ended December 31, 2003 as compared to the year ended December 31, 2002 because of the costs associated with being a public company during the most recent year. For the year ended December 31, 2003, we experienced a net loss from operations of $39,762, after accounting for $6,600 in interest expense and $800 as provision for income taxes, compared to a net loss from operations of $8,738, after accounting for $800 as provision for income taxes, for the year ended December 31, 2002, again due to the higher costs of operating as a public company.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have generated $189,551 in revenues for the year ended December 31, 2003, from the distributrion and sale of optical storage items such as CD-R's and DVD-Rs and associated products and accessories, such as labeling systems, recording media and disc printers. We believe that we can continue to generate increasing levels of revenues and successfully compete in this niche market because of the level of service we provide our customers, and because we offer a wide selection of quality products and accessories.

In addition, we recently began researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. In March 2004, we were introduced to Iempower, Inc. whose subsidiary is MyRichUncle, Inc. ("IEM"), a privately held originator of student loans. Although IEM's business does not complement our core business, we believe that an acquisition of IEM will increase the value of our common stock, which will benefit our shareholders. On March 9, 2004, we signed a binding term sheet outlining the acquisition of all the outstanding common stock of IEM. The acquisition is conditional on a number of factors, including, but not limited to, the negotiation of a definitive acquisition agreement and the completion of a private placement offering by us for a minimum of $3,000,000 of gross proceeds. We are currently negotiating the terms of a definitive agreement with IEM and we hope to sign the agreement and close the transaction with IEM on or before April 30, 2004. We cannot guaranty that we will negotiate a definitive acquisition agreement, or that we will be able to acquire IEM, or that in the event that we acquire IEM, this acquisition will increase the value of our common stock.

We have cash of $145,490 as of December 31, 2003. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

We are not currently conducting any research and development activities and we do not anticipate that we will purchase any significant equipment. We do not anticipate that we will need to hire additional employees or independent contractors.

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.  FINANCIAL STATEMENTS


                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)


                         REPORT AND FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)


                                    CONTENTS




                                                                           PAGE

Independent Auditors' Report                                                 10

Financial Statements

     Balance Sheet                                                           11

     Statements of Operations                                                12

     Statements of Changes in Stockholders' Deficit                          13

     Statements of Cash Flows                                                14

     Notes to Financial Statements                                           15

                          INDEPENDENT AUDITORS' REPORT

March 26, 2004

To the Stockholders of
Pacific Technology, Inc.


We have audited the accompanying balance sheet of Pacific Technology, Inc. (formerly Dr. Protein.com, Inc.) as of December 31, 2003, and the related statements of operations, changes in stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Technology, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles in the United States of America.




                                                               HALL & COMPANY
                                                             Irvine, California

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                                  BALANCE SHEET

                                DECEMBER 31, 2003



                                     ASSETS
                                     ------
Current assets
    Cash                                                         $      145,490
    Accounts receivable, net                                              6,169
    Inventory                                                                54
                                                                 --------------

       Total current assets                                             151,713

Property and equipment, net of accumulated depreciation of $837           2,862
                                                                  -------------

          Total assets                                           $      154,575
                                                                 ==============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
    Accounts payable and accrued expenses                        $       44,353
    Interest payable                                                      6,600
    8% Convertible note payable                                         110,000
                                                                 --------------

       Total current liabilities                                        160,953


Stockholders' deficit
    Preferred stock, $.001 par value;
       Authorized shares -- 5,000,000
       Issued and outstanding shares-- 0                                    ---
    Common stock, $.001 par value;
       Authorized shares -- 50,000,000
       Issued and outstanding shares-- 12,925,000                        12,925
    Additional paid-in capital                                           29,197
    Accumulated deficit                                                 (48,500)
                                                                 ---------------

       Total stockholders' deficit                                       (6,378)
                                                                 ---------------

          Total liabilities and stockholders' deficit            $      154,575
                                                                 ==============



                 See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                         2003                2002
                                                                     -------------       -------------

NET SALES                                                            $     189,551       $      79,843

COST OF GOODS SOLD                                                         153,180              70,412
                                                                     -------------       -------------

GROSS PROFIT                                                                36,371               9,431

OPERATING EXPENSES
   Consulting services                                                         ---               7,085
   Depreciation                                                                837                 ---
   Legal and professional fees                                              42,742               8,720
   Occupancy                                                                 1,767                 ---
   Office and administrative                                                23,387               1,564
                                                                     -------------       -------------

     Total operating expenses                                               68,733              17,369
                                                                     -------------       -------------

LOSS FROM OPERATIONS                                                       (32,362)             (7,938)

INTEREST EXPENSE                                                            (6,600)                ---
                                                                     -------------       -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                     (38,962)             (7,938)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)                                     800                 800
                                                                     -------------       -------------

NET LOSS/COMPREHENSIVE LOSS                                                (39,762)      $      (8,738)
                                                                     =============       =============

NET LOSS/COMPREHENSIVE LOSS PER COMMON SHARE-- BASIC AND DILUTED
                                                                               ---       $         ---
                                                                     =============       =============

WEIGHTED AVERAGE OF COMMON SHARES-- BASIC AND DILUTED
                                                                        12,925,000           4,775,000
                                                                     =============       =============

                 See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                              Common Stock             Additional
                                        -----------------------         Paid-In       Accumulated
                                         Shares           Amount        Capital          deficit         Total
                                      ------------    ------------   ------------     ------------    ------------
Balance, June 11, 2002                         ---    $        ---   $        ---     $        ---    $        ---

Issuance of common stock,
  June 21, 2002                          9,030,000           9,030         (3,020)             ---           6,010

Cancellation of common
  stock, December 2, 2002               (3,000,000)         (3,000)            ---             ---          (3,000)

Net loss/Comprehensive loss                    ---             ---             ---          (8,738)         (8,738)
                                      ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2002               6,030,000           6,030          (3,020)         (8,738)         (5,728)

Acquisition, March 28, 2003              6,895,000           6,895          30,450             ---          37,345

Expenses paid by officer                       ---             ---           1,767             ---           1,767

Net loss/Comprehensive loss                    ---             ---             ---         (39,762)        (39,762)
                                      ------------    ------------    ------------    ------------    ------------

Balance December 31, 2003               12,925,000    $     12,925    $     29,197    $    (48,500)   $     (6,378)
                                      ============    ============    ============    ============    ============


        See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                    2003               2002
                                                                               -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                    $    (39,762)      $      (8,738)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities
       Cost of consulting services paid with common stock                               ---               2,010
       Expenses paid by officer                                                       1,767                 ---
       Depreciation                                                                     837                 ---
       Changes in operating assets and liabilities
         Increase in accounts receivable                                             (3,698)             (2,471)
         Increase in inventory                                                          (54)                ---
         Increase in accounts payable and accrued expenses                           36,065               8,288
         Increase in interest payable                                                 6,600                 ---
         (Decrease) increase in income tax payable                                     (800)                800
                                                                               -------------      -------------

           Net cash provided (used) by operating activities                              955               (111)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of computer equipment and furniture                                   (3,699)               ---
                                                                               -------------      -------------

           Net cash used in operating activities                                      (3,699)               ---
                                                                               -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Acquisition of assets                                                              37,345                ---
   Contributions of capital                                                              ---              1,000
   Proceeds from issuance of convertible note                                        110,000                ---
                                                                               -------------      -------------

           Net cash provided by financing activities                                 147,345              1,000
                                                                               -------------      -------------

NET INCREASE IN CASH                                                                 144,601                889

CASH, beginning of year                                                                  889               ---
                                                                               -------------      -------------

CASH, end of year                                                              $     145,490      $         889
                                                                               =============      =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                           $         800      $         800
                                                                               =============      =============
   Interest paid                                                               $         ---      $         ---
                                                                               =============      =============


        See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002



NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION - Pacific Technology, Inc. (the "Company") was incorporated in the state of Delaware on March 2, 2000 as Dr. Protein.com Inc. and on March 7, 2003 changed its name to Pacific Technology, Inc. The Company is a reseller of optical storage products such as compact disc recordable equipment (CD-R) and digital video disc recordable (DVD-R) products and other computer accessories and peripherals. The Company is headquartered in Mission Viejo, California. Also see Note 7.

CASH EQUIVALENTS - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE - Receivables represent valid claim against debtors for sales or other charges arising on or before the balance sheet date and are reduced to their estimated net realizable value.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of the Company's financial instruments, which includes cash, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost less accumulated depreciation while repairs and maintenance are charged to expense as incurred. When items of equipment are retired or sold, the related cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded as other income (expense) within the statement of operations.

DEPRECIATION - Depreciation is computed on the straight-line method over the estimated useful lives of the assets acquired. Estimated useful lives of five years are used on office equipment, furniture and fixtures.

RECOGNITION OF REVENUES - The Company records sales of its products when fee is fixed and determinable, title passes and collectibility is reasonably assured.

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

NET LOSS PER COMMON SHARE - The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002



Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

COMPREHENSIVE LOSS - The Company applies Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. For the period ended December 31, 2002, the Company had no other components of its comprehensive income or loss other than the net loss as reported on the statement of operations.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - PROPERTY AND EQUIPMENT

The breakdown of property and equipment is as follows:

                                                   2003                2002
                                              ------------        ----------
          Computer equipment                  $      2,823        $      ---
          Office furniture                             876               ---
                                               -----------        ----------
              Total cost                             3,699               ---
          Less:  accumulated depreciation             (837)              ---
                                               -----------        ----------
          Property and equipment, net          $     2,862        $      ---
                                               ===========        ==========

NOTE 3 - ACCRUED EXPENSES

ACCRUED WAGES AND COMPENSATED ABSENCES - The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by the officers and outside, third party vendors. As such, there is no accrual for wages or compensated absences as of December 31, 2003.

NOTE 4 - INCOME TAXES

At December 31, 2003, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $48,500, expiring 2022, that may be used to offset future taxable income. Therefore, only the minimum state income tax of $800 has been provided for in these financial statements.

As a result, the Company has deferred tax assets of approximately $7,300 at December 31, 2003. The Company has not recorded a benefit from its net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of ($7,300) has been provided for the deferred tax assets.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002



NOTE 5 - COMMON STOCK

On June 21, 2002, the Company issued 9,030,000 shares of its common stock, as restated for the three-to-one forward split on March 28, 2003, to its officers and founders for consulting services rendered in connection with the initial organization costs incurred. Since there was no readily available market value at the time the services were rendered, par value of $0.001 per share was considered as a reasonable estimate of fair value by all parties.

On December 2, 2002, the Company redeemed and cancelled 3,000,000 shares of its common stock , as restated for the three-to-one forward split on March 28, 2003, at par value previously issued to an officer and founder.

On February 14, 2003, the Company converted a note payable to a shareholder in the amount of $50,000 to 2,500,000 shares of the Company's $.001 par value common stock for $.02 per share.

On March 28, 2003, the Company entered into an exchange agreement whereby the Company issued 6,030,000 shares of common stock for all the outstanding shares of Pacific Technology, Inc. as detailed in Note 7.

In connection with the exchange agreement on March 28, 2003, the Company also redeemed 2,000,000 shares of the Company's $.001 par value common stock and issued a three-to-one forward split of stockholders of record on that date.


NOTE 6 - RELATED PARTY TRANSACTIONS

On June 21, 2002, the Company issued 9,030,000 shares of its common stock , as restated for the three-to-one forward split on March 28, 2003, to its officers and founders for services as described in Note 3.

The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statements of operations and are considered additional contributions of capital by the officer and the Company.

NOTE 7 - ACQUISITION OF BUSINESS

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

NOTE 8 - 8% Convertible Note Payable

On March 28, 2003, the Company issued for cash, a convertible note payable in the amount of $110,000 to a related party. Pursuant to the terms of the agreement, the note accrues interest at the rate of 8% per annum and is due and payable, together with interest, on April 27, 2004. The note contains a conversion feature allowing the related party, with proper notice, to convert the note into 5,500,000 shares of the Company's common stock at $0.02 per share.

                            PACIFIC TECHNOLOGY, INC.
                        (formerly Dr. Protein.com, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002





NOTE 9 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts with a bank which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts.

NOTE 10 - SUBSEQUENT EVENTS

On March 9, 2004, the Company signed a binding term sheet outlining the acquisition of all the outstanding common stock of Iempower, Inc. and all its subsidiaries, including but not limited to, MyRichUncle, Inc ("IEM") a privately held originator of student loans. The merger is conditional on a number of factors, including but not limited to, the negotiation of a definitive merger agreement and the completion of a private placement offering by the Company for a minimum of $3,000,000 of gross proceeds.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
------------------------------------------------------

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

ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
----------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS.

==================== ============ ==============================================
Name                      Age     Position
-------------------- ------------ ----------------------------------------------
Roderick Cabahug          33      President, Chief Executive Officer, Director
-------------------- ------------ ----------------------------------------------
Stan McCrosky             32      Secretary, Chief Financial Officer, Director
-------------------- ------------ ----------------------------------------------
Eric Becker               40      Director
==================== ============ ==============================================

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

AUDIT COMMITTEE AND FINANCIAL EXPERT. We do not have a financial expert on our Board of Directors as that term is defined by Item 401(e)2. Our board of directors intends to establish an audit committee to be composed of one independent director, Mr. Becker. The audit committee will generally meet with and consider suggestions from members of management and our internal accounting personnel, as well as our independent accountants, concerning our financial operations. The audit committee also has the responsibility to:

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2003 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

CODE OF ETHICS. We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our Chief Executive Officer and our other executive officers during the years ending December 31, 2003 and 2002. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

========================== ====== ================================== ================================================= ============
                                         Annual Compensation                      Long Term Compensation

-------------------------- ------ ---------------------------------- ------------------------------------------------- ------------
   Name and Principal      Year   Salary  Bonus      Other Annual                  Awards                   Payouts      All Other
        Position                   ($)      ($)    Compensation ($)                                                    Compensation
-------------------------- ------ ------- -------- ----------------- ------------------------------------ ------------ ------------
                                                                       Restricted        Securities          LTIP
                                                                      Stock Awards       Underlying       Payouts ($)
                                                                          ($)         Options/SARs (#)
-------------------------- ------ ------- -------- ----------------- --------------- -------------------- ------------ ------------
Michelle Mirrotto -        2002    None    None          None             None              None             None            None
former president,
secretary
-------------------------- ------ ------- -------- ----------------- --------------- -------------------- ------------ ------------
                           2003    None    None          None             None              None             None            None
-------------------------- ------ ------- -------- ----------------- --------------- -------------------- ------------ ------------
John D. Muellerleile -     2002    None    None          None             None              None             None            None
former treasurer
-------------------------- ------ ------- -------- ----------------- --------------- -------------------- ------------ ------------
Courtney Koepsell -        2002    None    None          None             None              None             None            None
former treasurer
-------------------------- ------ ------- -------- ----------------- --------------- -------------------- ------------ ------------
                           2003    None    None          None             None              None             None            None
-------------------------- ------ ------- -------- ----------------- --------------- -------------------- ------------ ------------
Roderick Cabahug -         2003    None    None          None             None              None             None            None
president
-------------------------- ------ ------- -------- ----------------- --------------- -------------------- ------------ ------------
Stanley McCrosky           2003    None    None          None             None              None             None            None
-treasurer, secretary
========================== ====== ======= ======== ================= =============== ==================== ============ ============

COMPENSATION OF DIRECTORS. Our directors who are also our employees receive no extra compensation for their service on our board of directors.

COMPENSATION OF OFFICERS. As of March 30, 2004, our officers have received no compensation for their services provided to us, other than as indicated in the table above.

EMPLOYMENT CONTRACTS. We are not party to any employment contracts with our employees.

STOCK OPTION PLAN.  We do not have any stock option plans in place.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2004 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2004, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

======================= =============================================== =================================== ======================
    Title of Class                     Name and Address                         Amount and Nature            Percent of Class
                                     of Beneficial Owner                      of Beneficial Owner
----------------------- ----------------------------------------------- ----------------------------------- ----------------------
Common Stock            Roderick Cabahug
                        26586 Guadiana                                      1,500,000 shares, director               11.61%
                        Mission Viejo, California, 92691
----------------------- ----------------------------------------------- ----------------------------------- ----------------------
Common Stock            Stanley McCrosky
                        26586 Guadiana                                      4,500,000 shares, director               34.82%
                        Mission Viejo, California, 92691
----------------------- ----------------------------------------------- ----------------------------------- ----------------------
Common Stock            Eric Becker
                        26586 Guadiana                                         no shares, director                    0.0%
                        Mission Viejo, California, 92691
----------------------- ----------------------------------------------- ----------------------------------- ----------------------
Common Stock            Michelle Mirrotto
                        336 Plaza Estival                                      3,600,000 shares(1)                   27.85%
                        San Clemente, California 92672
----------------------- ----------------------------------------------- ----------------------------------- ----------------------
Common Stock            All directors and named executive officers as            6,000,000 shares                    46.42%
                        a group
======================= =============================================== =================================== ======================

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

Emergent has granted us a thirty day extension of the due date of the note. We are currently negotiating more favorable terms with Emergent and we hope to arrange for acceptance of partial payment to settle the note.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1               Certificate of Incorporation*

3.1.1             Amendment to Certificate of Incorporation**

3.2               Bylaws*

31.l Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company

32.1 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

32.2 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

* Included in the registration statement on Form SB-2 filed on August 10, 2001.

**                Included in Form 8-K filed on March 7, 2003.

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB, however, subsequent to the reporting period, on March 12, 2004, we filed a current report on Form 8-K containing information under Item 5- Other Events to report that on March 9, 2004, we signed a binding term sheet outlining the acquisition of Iempower, Inc. and all of its subsidiaries including, but not limited to, MyRichUncle, Inc. ("IEM") a privately-held originator of student loans.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $30,000 and $24,000, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

TAX FEES. For the fiscal years ended December 31, 2003 and December 31, 2002, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on March 30, 2004.

                                           Pacific Technology, Inc.
                                           a Delaware corporation


                                           By:      /s/   Roderick Cabahug
                                                    ---------------------------
                                                    Roderick Cabahug
                                           Its:     principal executive officer
                                                    president and director


                                           By:      /s/  Stanley McCrosky
                                                    ---------------------------
                                                    Stanley McCrosky
                                           Its:     principal financial officer
                                                    secretary, and a director


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



By:                                                           March 30, 2004
         Roderick Cabahug
Its:     principal executive officer
         president and a director