Form 10QSB
period 2004-03-31
PACIFIC TECHNOLOGY INC
filed 2004-05-17
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________

Commission File Number: 000-33487


                            PACIFIC TECHNOLOGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


DELAWARE                                                            33-0954381
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                26586 Guadiana, Mission Viejo, California, 92691
                ------------------------------------------------
                    (Address of principal executive offices)


                                  (800)520-6462
                           ---------------------------
                           (Issuer's Telephone Number)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 13, 2004, there were 12,925,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            PACIFIC TECHNOLOGY, INC.
                        (FORMERLY DR. PROTEIN.COM, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2004 AND 2003

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

                            PACIFIC TECHNOLOGY, INC.
                        (FORMERLY DR. PROTEIN.COM, INC.)

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2004

                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash                                                               $ 126,839
   Accounts receivable, net                                              11,256
   Inventory                                                                 24
                                                                      ---------
     Total current assets                                               138,119

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $1,116                                      2,583
                                                                      ---------
     Total assets                                                     $ 140,702
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                              $  58,296
   Interest payable                                                       8,800
   8% Convertible note payable                                          110,000
                                                                      ---------
     Total current liabilities                                          177,096


STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     Authorized shares-- 5,000,000
     Issued and outstanding shares-- 0
   Common stock, $.001 par value;
     Authorized shares -- 50,000,000

     Issued and outstanding shares-- 12,925,000                          12,925
   Additional paid-in capital                                            29,786
   Accumulated deficit                                                  (79,105)
                                                                      ---------
     Total stockholders' deficit                                        (36,394)
                                                                      ---------
       Total liabilities and stockholders' deficit                    $ 140,702
                                                                      =========


                 See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (FORMERLY DR. PROTEIN.COM, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

                                   (UNAUDITED)

                                                                        MARCH 31,
                                                            --------------------------------
                                                               2004                 2003
                                                            ------------        ------------
NET SALES                                                   $     26,194        $     83,355

COST OF SALES                                                     20,882              75,413
                                                            ------------        ------------

GROSS PROFIT                                                       5,312               7,942

OPERATING EXPENSES
   Depreciation                                                      279                 150
   Legal and professional fees                                    31,333                  --
   Occupancy                                                         589                  --
   Office and administrative expense                               1,516               1,961
                                                            ------------        ------------

     Total operating expenses                                     33,717               2,111
                                                            ------------        ------------

INCOME (LOSS) FROM OPERATIONS                                    (28,405)              5,831

OTHER EXPENSE
   Interest expense                                                2,200                  --
                                                            ------------        ------------

     Total other expense                                           2,200                  --
                                                            ------------        ------------

INCOME (LOSS) BEFORE PROVISION FOR TAXES                         (30,605)              5,831
                                                            ------------        ------------

PROVISION FOR INCOME TAXES                                            --                  --
                                                            ------------        ------------

NET INCOME                                                  $    (30,605)       $      5,831
                                                            ============        ============

NET LOSS PER COMMON SHARE-- BASIC AND DILUTED               $        (--)       $        (--)
                                                            ============        ============

WEIGHTED AVERAGE OF COMMON SHARES-- BASIC AND DILUTED         12,925,000          12,925,000
                                                            ============        ============

                 See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (FORMERLY DR. PROTEIN.COM, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

                                   (UNAUDITED)

                                                                                      MARCH 31,
                                                                             --------------------------
                                                                               2004             2003
                                                                             ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                         $ (30,605)       $   5,831
                                                                             ---------        ---------
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Expenses paid by officer                                                    589               --
       Depreciation                                                                279              150
       Changes in operating assets and liabilities
         Increase in accounts receivable                                        (5,087)            (641)
         Decrease in inventory                                                      30               --
         Increase in accounts payable and accrued expenses                      13,943           15,654
         Increase in interest payable                                            2,200               --
                                                                             ---------        ---------

           Net cash provided by (used in) operating activities                 (18,651)          20,994
                                                                             ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of computer equipment and furniture                                --           (3,699)
                                                                             ---------        ---------

           Net cash used in operating activities                                    --           (3,699)
                                                                             ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Acquisition of net assets                                                    --           37,345
       Proceeds from issuance of convertible note                                   --          110,000
                                                                             ---------        ---------

           Net cash provided by operating activities                                --          147,345
                                                                             ---------        ---------

NET INCREASE (DECREASE) IN CASH                                                (18,651)         164,640

CASH, beginning of period                                                      145,490              889
                                                                             ---------        ---------

CASH, end of period                                                          $ 126,839        $ 165,529
                                                                             =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                         $      --        $      --
                                                                             =========        =========
   Interest paid                                                             $      --        $      --
                                                                             =========        =========

                 See accompanying notes to financial statements.

                            PACIFIC TECHNOLOGY, INC.
                        (FORMERLY DR. PROTEIN.COM, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

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


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the years ended December 31, 2004 and 2003. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 included in the Company's annual report on Form 10-KSB.

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

                            PACIFIC TECHNOLOGY, INC.
                        (FORMERLY DR. PROTEIN.COM, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

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



NOTE 5 - 8% CONVERTIBLE NOTE PAYABLE

On March 28, 2003, the Company issued for cash, a convertible note payable in the amount of $110,000 to a related party. Pursuant to the terms of the agreement, the note accrues interest at the rate of 8% per annum and is due and payable, together with interest, on May 26, 2004. The note contains a conversion feature allowing the related party, with proper notice, to convert the note into 5,500,000 shares of the Company's common stock at $0.02 per share.

NOTE 6 - SUBSEQUENT EVENTS

On April 22, 2004, the Company signed a share exchange agreement with Iempower, Inc. (IEM), a privately held originator of student loans doing business as MyRichUncle, whereby the Company will issue 9,000,000 shares of its common stock in exchange for 100% of the outstanding shares of capital stock of IEM. At the close of the transaction, the Company plans to change its name to MyRichUncle and adopt the MyRichUncle business plan. The merger is conditional on a number of factors, including but not limited to, the completion of a private placement offering by the Company of at least 2,500,000 Units consisting of one share of the Company's common stock and one warrant for a minimum of $4,000,000 of gross proceeds.

In connection with the closing of the transaction contemplated by the share exchange agreement, the Company will acquire and retire 9,325,000 shares of its common stock held by certain officers, directors, and principal shareholders in exchange for all outstanding shares of the Company's sole operating subsidiary, PTI.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

We distribute and sell optical storage items such as compact disc recordable or CD-R and digital video disc recordable or DVD-R products and accessories. Our product offerings include CD-Rs, DVD-Rs, CD and DVD labeling systems, recording media and disc printers. We market and sell products by means of direct sales and by means of internet based advertising. On March 9, 2004, we signed a binding term sheet (the "Term Sheet") outlining the acquisition of Iempower, Inc. and all of its subsidiaries including, but not limited to, MyRichUncle, Inc. ("IEM") a privately-held originator of student loans.

On April 22, 2004, we signed a Share Exchange Agreement with IEM as described above. Promptly after the closing of the transaction contemplated by the Share Exchange Agreement, we anticipate we will change our name to MyRichUncle and adopt the MyRichUncle business plan. In addition to conditions to closing customary to such a transaction, the closing of the transaction contemplated by the Share Exchange Agreement is subject to our receipt of minimum proceeds from a private placement offering. Following the conclusion of that offering, we anticipate we will file an Information Statement on Form 14(c) notifying those stockholders of record entitled to vote that our controlling stockholders have approved the Share Exchange and the assumption of IEM's assets, liabilities and operations, as well as a name change from Pacific Technology to IEM.

In connection with the closing of the transaction contemplated by the Share Exchange Agreement:

o We will issue 9,000,000 shares of our restricted Common Stock to the security holders of IEM in exchange for 100% of the issued and outstanding shares of capital stock of IEM, after which we anticipate that the existing IEM stockholders will own 59.02% of the issued and outstanding shares of our capital stock.

o We shall acquire 9,325,000 shares of our common stock held by certain of our officers, directors, and principal shareholders: Stanley McCrosky, Roderick Cabahug, Michelle Mirrotto and Ryan Neely, ("Pacific Technology Management") in exchange for the all of the shares we hold in our sole operating subsidiary, so as to transfer the entire capital stock of our subsidiary to Pacific Technology Management. Simultaneously with the closing of this exchange, we intend to cancel the 9,325,000 shares of Common Stock acquired from Pacific Technology Management and return such shares to our treasury.

o Our current stockholders will own 3,600,000 shares of our currently outstanding Common Stock. After the closing of the private offering, our existing stockholders will own 23.61% of the issued and outstanding shares of our capital stock. The investors purchasing units in the private offering will own 2,650,000 shares of our newly issued Common Stock, which we anticipate will be 17.38% of the issued and outstanding shares of our capital stock.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $126,839 as of March 31, 2004, accounts receivable of $11,256 and inventory of $24 as of that same date. Our total current assets were $138,119 as of March 31, 2004. We also had $2,583 in property and equipment, making our total assets $140,702. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our total current liabilities were $177,096 as of March 31, 2004. We had $58,296 in accounts payable and accrued expenses, $8,800 in interest payable and $110,000 in a convertible note payable to a related party. We have no long-term commitments or contingencies.

FOR THE THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2003.

RESULTS OF OPERATIONS.

REVENUES. For the three months ended March 31, 2004 we had generated net sales of $26,194, less $20,882 for the cost of those goods sold, for a gross profit of $5,312. This is in comparison to the three month period ended March 31, 2003, during which we had $83,355 in net sales, $75,413 in cost of sales for a gross profit of $7,942. We generated reduced sales revenues for the three months ended March 31, 2004 compared to the same period for the prior year because of lower sales volumes.

OPERATING EXPENSES. For the three month period ended March 31, 2004, our total operating expenses were $33,717, compared to $2,111 total operating expenses for the three month period ended March 31, 2003. For the three month period ended March 31, 2004, the majority of those expenses were legal and professional fees of $31,333, office and administrative expenses of $1,516, $279 in depreciation and $589 in occupancy expenses. Therefore, our loss from operations for the three month period ended March 31, 2004 was $28,405. We also had $2,200 in interest expense, making our net loss $30,605. This is compared to the same period ended March 31, 2003, where we had total operating expenses of $2,111, which were represented primarily by office and administrative expenses of $1,961 and $150 in depreciation. Therefore, for the three month period ended March 31, 2003, we experienced income from operations of $5,831. We experienced a loss from operations during the three month period ended March 31, 2004 compared to income generated during the same period ended March 31, 2003, because of lower sales volumes and increased expenses associated with being a public company.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have cash of $126,839 as of March 31, 2004. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months.

On March 9, 2004, we signed a binding term sheet (the "Term Sheet") outlining the acquisition of Iempower, Inc. and all of its subsidiaries including, but not limited to, MyRichUncle, Inc. ("IEM") a privately-held originator of student loans. We hope that this transaction will increase the value of our common stock to our shareholders. However, there is no guarantee that we will be able to consummate the transaction with IEM or that, if consummated, such transaction will increase the value of our common stock. We intend to continue its business of distributing and selling optical storage items such as CD-R and DVD-R products and accessories until such time as the transaction with IEM is consummated.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

In our management's opinion, if we are unable to consummate the transaction described above, and in order to effectuate our existing business plan in the next twelve months, the following events should occur or we should reach the following milestones in order for us to become profitable:

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

See description in Item 6 below.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

      31.   Rule 13a-14(a)/15d-14(a) Certifications.

      32.   Section 1350 Certifications.

(b) Reports on Form 8-K

1. On March 12, 2004, we filed a report on Form 8-K containing Item 5. Other Events, to report that on March 9, 2004, we signed a binding term sheet outlining the acquisition of IEM and all of its subsidiaries including, but not limited to, MyRichUncle, Inc., a privately-held originator of student loans. We hope that this transaction will increase the value of our common stock to our shareholders. However, there is no guarantee that we will be able to consummate the transaction with IEM or that, if consummated, such transaction will increase the value of its common stock. We intend to continue its business of distributing and selling optical storage items such as CD-R and DVD-R products and accessories until such time as the transaction with IEM is consummated.

2. Subsequent to the period covered by this quarterly report, we filed a report on Form 8-K on April 27, 2004 containing Item 5, Other Events, to report that on April 22, 2004, we signed a Share Exchange Agreement with IEM as described above. Promptly after the closing of the transaction, we anticipate we will change our name to MyRichUncle and adopt the MyRichUncle business plan. As described herein, the closing of the transaction is subject to our receipt of minimum proceeds from a private placement offering. Following the conclusion of that offering, we will issue shares of our restricted common stock to the security holders of IEM in exchange for all of the issued and outstanding shares of capital stock of IEM.

We also plan to acquire the shares of our common stock held by certain of our current officers, directors, and principal shareholders in exchange for the all of the shares we hold in our sole operating subsidiary, so as to transfer the entire capital stock of our subsidiary to those individuals. Simultaneously with the closing of this exchange, we intend to cancel those shares and return them to our treasury. We believe that this transaction is in our best interest and that of our shareholders.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Pacific Technology, Inc.,
                                      a Delaware corporation

May 13, 2004                          By: /s/ Roderick Cabahug
                                         ---------------------------
                                           Roderick Cabahug
                                      Its: President and Director