Form 10QSB
period 2004-06-30
MRU HOLDINGS INC
filed 2004-08-16
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
               For the transition period from _________ to _________

Commission File Number: 000-33487


                               MRU HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                    33-0954381
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                    600 LEXINGTON AVENUE, NEW YORK, NY 10022
                    (Address of principal executive offices)

                                 (212) 754-0774
                           (Issuer's Telephone Number)

   PACIFIC TECHNOLOGY, INC., 26586 GUADIANA, MISSION VIEJO, CALIFORNIA, 92691
                 (Former name, former address and former fiscal
                      year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 15, 2004, there were 13,113,433 shares of the issuer's $.001 par value common stock issued and outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               MRU HOLDINGS, INC.
          (FORMERLY PACIFIC TECHNOLOGY, INC. AND DR. PROTEIN.COM, INC.)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

                            PACIFIC TECHNOLOGY, INC.
                         (FORMERLY DR.PROTEIN.COM, INC.)
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

                            PACIFIC TECHNOLOGY, INC.
                         (FORMERLY DR.PROTEIN.COM, INC.)


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Balance Sheet as of June 30, 2004 (Unaudited)

Statements of Operations for the Six and Three Months Ended
   June 30, 2004 and 2003 (Unaudited)

Statements of Cash Flows for the Six Months Ended
   June 30, 2004 and 2003 (Unaudited)

Notes to Condensed Consolidated Financial Statements

                             PACIFIC TECHNOLOGY, INC
                         (FORMERLY DR.PROTEIN.COM, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 2004 (UNAUDITED)

                                     ASSETS




CURRENT ASSETS
     Cash                                                            $   3,068
     Accounts receivable, net                                            2,701
                                                                     ---------

               Total Current Assets                                      5,769

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,395        2,304
                                                                     ---------

TOTAL ASSETS                                                         $   8,073
                                                                     =========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                           $  17,662
     Convertible note payable                                          110,000
                                                                     ---------

      Total Current Liabilities                                        127,662
                                                                     ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $.001 Par Value; 5,000,000 shares
    authorized,  0 shares issued and outstanding                            --
  Common Stock,  $.001 Par Value; 50,000,000
     shares authorized, 12,925,000 shares issued and outstanding        12,925
  Additional paid-in capital                                            29,786
  Accumulated deficit                                                 (162,300)
                                                                     ---------

      TOTAL STOCKHOLDERS' DEFICIT                                     (119,589)
                                                                     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   8,073
                                                                     =========




      The accompanying notes are an integral part of the condensed consolidated financial statements.

                            PACIFIC TECHNOLOGY, INC.
                         (FORMERLY DR.PROTEIN.COM, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                    SIX MONTHS ENDED            THREE MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                                  2004            2003           2004            2003
                                                  ----            ----           ----            ----

OPERATING REVENUES
   Net sales                                 $     47,477    $    110,131    $     21,283    $     26,776

COST OF SALES                                      39,310          95,205          18,428          19,792
                                             ------------    ------------    ------------    ------------

GROSS PROFIT                                        8,167          14,926           2,855           6,984
                                             ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Professional fees and compensation             110,330          15,054          78,997          15,054
   General and administrative expenses              6,679          10,112           4,574           8,151
   Depreciation and amortization                      558             429             279             279
                                             ------------    ------------    ------------    ------------
       TOTAL OPERATING EXPENSES                   117,567          25,595          83,850          23,484
                                             ------------    ------------    ------------    ------------

LOSS BEFORE OTHER EXPENSE                        (109,400)        (10,669)        (80,995)        (16,500)

OTHER EXPENSE
   Interest expense, net                           (4,400)         (2,200)         (2,200)         (2,200)
                                             ------------    ------------    ------------    ------------
       TOTAL OTHER EXPENSE                         (4,400)         (2,200)         (2,200)         (2,200)
                                             ------------    ------------    ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES       (113,800)        (12,869)        (83,195)        (18,700)

PROVISION FOR INCOME TAXES                             --              --              --              --
                                             ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES         $   (113,800)   $    (12,869)   $    (83,195)   $    (18,700)
                                             ============    ============    ============    ============

NET LOSS PER BASIC AND DILUTED SHARES        $         --    $         --    $         --    $         --
                                             ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                         12,925,000      12,925,000      12,925,000      12,925,000
                                             ============    ============    ============    ============

                            PACIFIC TECHNOLOGY, INC.
                         (FORMERLY DR.PROTEIN.COM, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)


                                                                       2004         2003
                                                                    ---------    ---------

CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                         $(113,800)   $ (12,869)

   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities
     Expenses paid by officer                                             589          589
     Depreciation                                                         558          429

  CHANGES IN ASSETS AND LIABILITIES
     Decrease in accounts receivable                                   13,642          347
     Increase (decrease) in accounts payable and accrued expenses     (43,411)      24,061
                                                                    ---------    ---------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (142,422)      12,557
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of computer equipment and furniture                          --       (3,699)
                                                                    ---------    ---------

          NET CASH (USED IN) INVESTING ACTIVITIES                          --       (3,699)
                                                                    ---------    ---------

CASH FLOWS FROM FINACING ACTIVITES
     Acquisition of assets and liabilities, net of cash                    --       37,345
     Proceeds from issuance of convertible note                            --      110,000
                                                                    ---------    ---------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                           --      147,075
                                                                    ---------    ---------

NET INCREASE (DECREASE) IN CASH                                      (142,422)     156,203

Cash, beginning of period                                             145,490          889
                                                                    ---------    ---------

Cash, end of period                                                 $   3,068    $ 157,092
                                                                    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income and other taxes paid                                      $   1,600    $      --
                                                                    =========    =========

   Interest paid                                                    $      --    $      --
                                                                    =========    =========

                            PACIFIC TECHNOLOGY, INC.
                         (FORMERLY DR.PROTEIN.COM, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


 NOTE 1 -         ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 included in the Company's annual report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the six months ended June 30, 2004 may not be indicative of the results for the entire year.

                  These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained herein.

                  Pacific Technology, Inc. (the "Company") was incorporated in the state of Delaware on March 2, 2000 as Dr.Protein.com, Inc. and on March 7, 2003, changed its name to Pacific Technology, Inc. The Company is a reseller of optical storage products such as compact disc recordable equipment (CD-R) and digital video disc recordable (DVD-R) products and other computer accessories and peripherals. The Company is headquartered in Mission Viejo, California.

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------

                  PRINCIPLES OF CONSOLIDATION

                  The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                             PACIFIC TECHNOLOGY, INC
                         (FORMERLY DR.PROTEIN.COM, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             JUNE 30, 2004 AND 2003



NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  REVENUE AND COST RECOGNITION

                  The Company currently records its revenue on the accrual basis, whereby revenue is recognized upon the sales orders being placed.

                  Cost is recorded on the accrual basis, when the purchase orders are placed, and operating costs are incurred rather than paid for.

                  CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

                  The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

                  FIXED ASSETS

                  Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

                  Furniture and fixtures                             7    Years
                  Office equipment                                 3 to 5 Years

                             PACIFIC TECHNOLOGY, INC
                         (FORMERLY DR.PROTEIN.COM, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  INCOME TAXES

                  The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

                  ADVERTISING

                  Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $0 and $0 for the six months ended June 30, 2004 and 2003, respectively.

                  (LOSS) PER SHARE OF COMMON STOCK

                  Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                JUNE 30,       JUNE 30,
                                                 2004            2003
                                             ------------    ------------

Net Loss                                     $   (113,800)   $    (12,869)
                                             ------------    ------------

Weighted-average common shares outstanding
  (Basic)                                      12,925,000      12,925,000

Weighted-average common stock equivalents:
  Stock options                                        --              --
  Warrants                                             --              --
                                             ------------    ------------

Weighted-average common shares outstanding
  (Diluted)                                    12,925,000      12,925,000
                                             ============    ============

                             PACIFIC TECHNOLOGY, INC
                         (FORMERLY DR.PROTEIN.COM, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             JUNE 30, 2004 AND 2003




NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

                  STOCK-BASED COMPENSATION

                  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation", and has adopted the enhanced disclosure provisions of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosures", an amendment of SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

                  RECLASSIFICATIONS

                  Certain amounts for the six months ended June 30, 2003 have been reclassified to conform to the presentation of the June 30, 2004 amounts. The reclassifications have no effect on net income for the six months ended June 30, 2003.

                             PACIFIC TECHNOLOGY, INC
                         (FORMERLY DR.PROTEIN.COM, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             JUNE 30, 2004 AND 2003



NOTE 3-           COMMON STOCK TRANSACTIONS

                  On March 28, 2003, the Company entered into an exchange agreement whereby the Company issued 6,030,000 shares of common stock for all the outstanding shares of Pacific Technology, Inc. as detailed in Note 4.

                  In addition, on March 28, 2003, the Company also redeemed 2,000,000 shares of the Company's $.001 par value common stock.

NOTE 4-           REVERSE ACQUISITON OF BUSINESS

                  On March 28, 2003, Dr.Protein.com, Inc acquired 100% of the outstanding stock of Pacific Technology, Inc. ("PTI") in exchange for 6,030,000 shares of common stock at $.001 par value. For accounting purposes, the acquisition has been treated as an acquisition of Dr. Protein.com, Inc. by PTI and as a recapitalization of PTI (i.e. a "reverse acquisition"). As a result, the historical financial statements prior to March 28, 2003 are those of PTI, which began significant business operations in July 2003.

NOTE 5-           8% CONVERTIBLE NOTE PAYABLE

                  On March 28, 2003, the Company issued for cash, a convertible note payable in the amount of $110,000 to a related party. Pursuant to the terms of agreement, the note accrues interest at a rate of 8% per annum and is due and payable, together with interest, on May 26, 2004. This note was extended to June 30, 2004 and subsequently forgiven upon the execution of the share exchange agreement (see note 6).

                  The note contains a conversion feature allowing the related party, with proper notice, to convert the note into 5,550,000 shares of the Company's common stock.

                  Interest charged to expense was $4,400 and $2,200 for the six months ended June 30, 2004 and 2003.

                             PACIFIC TECHNOLOGY, INC
                         (FORMERLY DR.PROTEIN.COM, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             JUNE 30, 2004 AND 2003



NOTE 6-           SUBSEQUENT EVENTS

                  Effective July 8, 2004, the Company acquired 100% of the outstanding capital stock of Iempower, Inc. a privately-held Delaware corporation doing business as MyRichUncle ("Iempower"); pursuant to a Share Exchange Agreement dated as of April 13, 2004. Concurrently, and in connection with the exchange of shares, the Company sold 100% of the outstanding capital stock of its Nevada subsidiary, Pacific Technology, Inc., to four principal stockholders prior to the exchange of shares in exchange for 9,325,000 shares of common stock.

                  Although the Company acquired Iempower as a result of the share exchange, the stockholders of Iempower hold a majority of the voting interest in the Company. Additionally, the share exchange resulted in Iempower's management and Board of Directors assuming operational control of the Company. Accordingly, as a result of the exchange of shares between the Company and the former stockholders of Iempower, Raza Khan and Vishal Garg, both co-founders of Iempower, beneficially own 23.5% and 22.4%, respectively, of the Company's Common Stock outstanding after giving effect to the share exchange and the sale of the Nevada subsidiary.

                  In contemplation of the share exchange with the stockholders of Iempower, on July 6, 2004, the Company changed its name to MRU Holdings, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.


Although forward-looking statements in this Quarterly Report on Form 10-QSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2003 and in our definitive Information Statement on Schedule 14C, dated June 14, 2004, as filed with the Securities and Exchange Commission on June 15, 2004, which Information Statement is incorporated by reference in this Quarterly Report.. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-KSB for the year ended December 31, 2003, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.


The following discussion should be read along with the Condensed Consolidated Financial Statements and Notes thereto for the six months ended June 30, 2004 and 2003.


RESULTS OF OPERATIONS


OVERVIEW


Throughout the period covered by this Quarterly Report our business involved the sale and distribution of optical storage devices such as compact disc recordable or CD-R and digital video disc recordable or DVD-R products and accessories. Our product offerings included CD-Rs, DVD-Rs, CD and DVD labeling systems, recording media and disc printers. We marketed and sold these products by means of a direct sales channel and by means of internet based advertising.

On July 8, 2004, subsequent to the date covered by this Quarterly Report the Company acquired 100% of the outstanding capital stock of Iempower, Inc. a privately-held Delaware corporation doing business as MyRichUncle ("Iempower"), pursuant to a Share Exchange Agreement dated as of April 13, 2004 with Iempower and its stockholders (the "Share Exchange Agreement"), in exchange for 6,863,433 shares of our common stock $0.001 par value per share, which we issued to the stockholders of Iempower, together with 2,136,567 common stock purchase warrants to the warrant holders of Iempower (each warrant is exercisable to purchase one share of common stock, and the warrants have a weighted average exercise price of $0.45 per share). Concurrently, and in connection with the exchange of shares, we also sold 100% of the outstanding capital stock of our Nevada subsidiary, Pacific Technology, Inc., to four of our principal stockholders prior to the exchange of shares in exchange for 9,325,000 shares of our common stock, which we have retired. All of our business activities during the period covered by this Quarterly Report were conducted through the Nevada subsidiary. Although the Company acquired Iempower as a result of the share exchange, the stockholders of Iempower hold a majority of the voting interest in the Company. Additionally, the share exchange resulted in Iempower's management and Board of Directors assuming operational control of the Company.

As of July 8, 2004 the Company has permanently discontinued the business of selling and distributing optical storage devices and has adopted the Iempower business plan directed primarily at provides students with funds for higher education using a proprietary approach of analyzing future income potential to profile and provide customized financial products to students with high-income prospects. MyRichUncle receives financing requests from students which the company refers to lenders. MyRichUncle also proposes to originate federal loans, which are student loans guaranteed by the federal government and private loans. The share exchange will be accounted for as a reverse merger under the purchase method of accounting. Accordingly, Iempower will be treated as the continuing entity for accounting purposes and the historical financial statements presented in our next Quarterly Report and in our periodic reports thereafter will be those of Iempower.

In contemplation of the share exchange with the stockholders of Iempower, on July 6, 2004, the Company changed its name to MRU Holdings, Inc.


The transactions and our proposed plan of operations are more fully described in the Company's definitive Information Statement on Schedule 14C, dated June 14, 2004, as filed with the Securities and Exchange Commission on June 15, 2004.


FOR THE SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO THE SAME PERIOD ENDING JUNE 30, 2003.


REVENUES. For the three months ended June 30, 2004 we had generated net sales of $21,283, less $18,428 for the cost of those goods sold, for a gross profit of $2,855. This is in comparison to the three month period ended June 30, 2003, during which we had $26,776 in net sales, $19,792 in cost of those goods sold for a gross profit of $6,984. We generated reduced sales revenues for the three months ended June 30, 2004 compared to the same period for the prior year because of lower sales volumes.


OPERATING EXPENSES AND NET LOSS. For the three month period ended June 30, 2004, our total operating expenses were $83,850, compared to $23,484 total operating expenses for the three month period ended June 30, 2003. For the three month period ended June 30, 2004, the majority of those expenses were legal and professional fees of $78,997 primarily attributable to legal fees incurred in connection with the share exchange, general and administrative expenses of $4,574, and $279 in depreciation. Therefore, our loss from operations for the three month period ended June 30, 2004 was $80,995. We also had $2,200 in interest expense, making our net loss before income taxes $83,195. This is compared to the same period ended June 30, 2003, where we had total operating expenses of $23,484, which were represented primarily by legal and professional fees of $15,054, general and administrative expenses of $8,151 and $279 in depreciation and had $2,200 in interest expense. Therefore, for the three month period ended June 30, 2003, we experienced a net loss from operations of $18,700. We experienced a loss from operations during the three month period ended June 30, 2004 compared to income generated during the same period ended June 30, 2003, because of lower sales volumes and increased expenses associated with being a public company.


LIQUIDITY AND CAPITAL RESOURCES. We had cash of $3,068 and accounts receivable of $2,701 as of June 30, 2004. Our total current assets were $5,769 as of the same date. We also had $2,583 in property and equipment, making our total assets $8,073. Our total current liabilities were $127,662 as of June 30, 2004. We had $17,662 in accounts payable and accrued expenses, $4,400 in accrued interest payable and $110,000 in a convertible note payable to a related party. For the same period ended June 30, 2003 we had cash of 157,092 and accounts receivable of $2,124 as of that same date. Our total current assets were $159,216 as of June 30, 2003. We also had $3,270 in property and equipment, making our total assets $162,486. We have no long-term commitments or contingencies.


On July 8, 2004, contemporaneously with the share exchange transaction described above in this Quarterly Report, the Company sold an aggregate of 2,650,000 shares of its common stock and warrants to purchase an aggregate of 500,013 shares of common stock to certain accredited investors in a private placement transaction. The terms of the private placement are more fully described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2004, which Current Report is incorporated by reference in this Quarterly Report. We received gross aggregate proceeds of $4,240,000 from the sale of these securities and paid financial advisory and investment banking fees and expenses of $590,875 and legal and accounting fees of $312,638 for net proceeds of $3,336,487.


OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We had cash of $3,068 as of June 30, 2004 and after giving effect to the sale of Units in the private placement transaction discussed above we had cash of $2,885,000 at August 14, 2004, after giving effect to . In the near term we intend to use our cash on hand to support the ongoing operating and financing requirements of the Iempower business plan. We believe that our current liquidity should be sufficient to meet our cash needs for working capital through the next 12 months. However, if cash generated from operations and cash on hand are not sufficient to satisfy our liquidity requirements, we will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to us. If we are required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on our business, financial condition, results of operations and cash flow.


Our long-term liquidity will depend on our ability to execute on the Iempower business plan and to commercialize Iempower's financial products and services. This business involves significant risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties are described in the Company's definitive Information Statement on
Schedule 14C, dated June 14, 2004, as filed with the Securities and Exchange Commission on June 15, 2004, under the heading "Risk Factors".

RECENT ACCOUNTING PRONOUNCEMENTS


None.


OFF-BALANCE SHEET ARRANGEMENTS


We do not have any off-balance sheet arrangements.


CRITICAL ACCOUNTING POLICY AND ESTIMATES


Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the condensed consolidated financial statements included in this Quarterly Report.


ITEM 3. CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2004, our interim chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.


(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the interim chief executive officer and principal financial officer.


                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.


None.



ITEM 2. CHANGES IN SECURITIES.


None.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES


None.



ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


On June 15, 2004, we filed an Information Statement on Schedule 14C, advising our shareholders that we planned to take the following corporate actions:


(1) the acquisition of all of the outstanding capital stock of Iempower pursuant to the Share Exchange Agreement, including the issuance, at the closing of the Share Exchange, of 6,863,433 shares of our common stock to the stockholders of Iempower; the issuance, at the closing of the Share Exchange, of 2,136,567 common stock purchase warrants to the warrant holders of Iempower, each warrant exercisable to purchase one share of our common stock, such warrants having a weighted average exercise price of $0.45 per share; and the sale of 2,650,000 units, at a price of $1.60 per unit in a private placement transaction, each unit consisting of one share of our common stock and, for each five and three tenths (5.3) units purchased in that private placement, one three-year callable warrant to purchase one share of our common stock at a price of $2.00 per share;


(2) sell to four of our principal stockholders our wholly-owned Nevada subsidiary, Pacific Technology, Inc., to those stockholders in exchange for 9,325,000 shares of our common stock (the "Subsidiary Exchange");


(3) file an amendment to our Certificate of Incorporation to change our name from Pacific Technology, Inc. to MRU Holdings, Inc. (the "Amendment"); and


(4) adop the Pacific Technology, Inc. 2004 Omnibus Incentive Plan (the "Plan") pursuant to which our board of directors is given the ability to provide incentives through the issuance of options, stock, restricted stock, and other stock-based awards to certain employees and non-employee service providers.


Our Board of Directors, by unanimous written consent, adopted resolutions approving the Share Exchange, the Plan, the Subsidiary Exchange and the Amendment. On April 13, 2004 and May 28, 2004 in accordance with the Delaware General Corporation Law, the Share Exchange, the Amendment and the Plan were approved by Roderick Cabahug, Stanley McCrosky, Ryan Neeley and Michelle Mirrotto, our majority stockholders (the "Principal Stockholders"), who together owned 74.3% of our outstanding common stock by written consent. In addition to the Principal Stockholders who approved the foregoing actions, four other stockholders who together with the Principal Stockholders owned 90.3% of our outstanding common stock approved the Subsidiary Exchange.


ITEM 5. OTHER INFORMATION


None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.


Exhibit     Title


3.1         Certificate of Incorporation (1)
3.3         By-Laws (1)
31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Incorporated by reference to the Small Business Issuer's Registration Statement on Form SB-2 filed with the Commission on August 10, 2001.


(b)      Reports on Form 8-K

On April 27, 2004 we filed a current report of Form 8-K reporting that we had entered into a definitive Share Exchange Agreement with Iempower, Inc. and its stockholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned in the City of new York, on August 14, 2004.


                                                MRU Holdings, Inc.,
                                                a Delaware corporation




Date: August 14, 2004                 By:   /s/ Edwin J. McGuinn Jr.
                                            ------------------------
                                            Edwin J. McGuinn, Jr.

                                     Its:   Interim Chief Executive Officer
                                            (Principal Executive Officer)

Date: August 14, 2004                 By:   /s/ Vishal Garg
                                            ---------------
                                            Vishal Garg

                                     Its:   Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)