Form 10QSB
period 2004-09-30
MRU HOLDINGS INC
filed 2004-11-12
CIK 1145202

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from _________ to _________

Commission File Number: 000-33487


                                 MRU HOLDINGS, INC.
               ---------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    33-0954381
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                    600 Lexington Avenue, New York, NY 10022
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 754-0774
                                 --------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 15, 2004, there were 13,119,683 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                               MRU HOLDINGS, INC.
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                           SEPTEMBER 30, 2004 AND 2003

        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Condensed Consolidated Balance Sheet as of September 30, 2004 - Unaudited      2

Condensed Consolidated Statements of Operations for the Nine Months and
    Three Months Ended September 30, 2004 and 2003  - Unaudited                3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
    September 30, 2004 and 2003 - Unaudited                                    4

Notes to Condensed Consolidated Financial Statements                        5-10

                               MRU HOLDINGS, INC.
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2004


                                     ASSETS


Current Assets:
  Cash and cash equivalents                                      $   2,463,410
  Prepaid expenses and other current assets                            102,000
                                                                 --------------

    Total Current Assets                                             2,565,410
                                                                 --------------

  Fixed assets, net of depreciation                                     17,561
                                                                 --------------

     TOTAL ASSETS                                                $   2,582,971
                                                                 ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses                          $      11,927
                                                                 --------------

      Total Current Liabilities                                         11,927
                                                                 --------------

      TOTAL LIABILITIES                                                 11,927
                                                                 --------------

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value; 5,000,000 shares
    authorized and 0 shares issued and outstanding                           -

Common  Stock, $.001 par value: 50,000,000 shares
    authorized and 13,082,182 issued and outstanding                    13,082

Additional paid-in capital                                           3,919,855
Deficit                                                             (1,361,893)
                                                                 --------------

      Total Stockholders' Equity (Deficit)                           2,571,044
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   2,582,971
                                                                 ==============

                               MRU HOLDINGS, INC.
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE NINE MONTHS AND THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2004 AND 2003

                                                       For Nine Months Ended             For Three Months Ended
                                                            September 30,                      September 30,
                                                        2004             2003            2004               2003
                                                   -------------    -------------    -------------     -------------
OPERATING REVENUES
   Consulting income                               $        932     $          -     $          -      $          -
                                                   -------------    -------------    -------------     -------------

OPERATING EXPENSES
   General and administrative expenses                  916,666           46,493          716,092             9,428
   Depreciation and amortization                          2,014            2,481              922                 -
                                                   -------------    -------------    -------------     -------------
       Total Operating Expenses                         918,680           48,974          717,014             9,428
                                                   -------------    -------------    -------------     -------------

NET LOSS                                               (917,748)         (48,974)        (717,014)           (9,428)

OTHER INCOME (LOSS)
   Interest income                                        7,939                -            6,594                 -
   Interest expense                                      (9,375)               -           (9,375)
   Unrealized loss on investment                         (1,500)          (1,500)               -                 -
                                                   -------------    -------------    -------------     -------------
       Total Other Income (Loss)                         (2,936)          (1,500)          (2,781)                -
                                                   -------------    -------------    -------------     -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES             (920,684)         (50,474)        (719,795)           (9,428)
      Provision for Income Taxes                              -                -                -                 -
                                                   -------------    -------------    -------------     -------------

NET LOSS APPLICABLE TO COMMON SHARES               $   (920,684)    $    (50,474)    $   (719,795)     $     (9,428)
                                                   =============    =============    =============     =============


NET LOSS PER BASIC AND DILUTED SHARES              $     (0.071)    $     (0.004)    $     (0.056)     $     (0.001)
                                                   =============    =============    =============     =============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING        12,931,442       12,925,000       12,931,442        12,925,000
                                                   =============    =============    =============     =============

                               MRU HOLDINGS, INC.
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                      2004             2003
                                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $   (920,684)     $    (50,474)
                                                                                --------------    --------------
Adjustments to reconcile net loss to net cash
   (used in) operating activities:
     Depreciation                                                                       2,014             2,481
     Unrealized loss on investment                                                      1,500                 -
  Changes in assets and liabilities
     (Increase) in prepaid expenses and other assets                                 (101,451)           (6,885)
     Increase (decrease) in accounts payable and accrued expenses                       8,526            15,985
                                                                                --------------    --------------
     Total adjustments                                                                (89,411)           11,581
                                                                                --------------    --------------
          Net cash (used in) operating activities                                  (1,010,095)          (38,893)
                                                                                --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase) in investment                                                            (1,500)                -
   Acquisition of fixed assets                                                         (9,081)           (6,927)
                                                                                --------------    --------------
          Net cash provided by (used in) investing activities                         (10,581)           (6,927)
                                                                                --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from debt                                                                750,000                 -
    Repayment of debt                                                                (750,000)                -
    Proceeds from sale of stock and equity - net                                    3,484,037                 -
                                                                                --------------    --------------
           Net Cash provided by financing activities                                3,484,037                 -
                                                                                --------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                2,463,361           (45,820)

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                                                     49            49,128
                                                                                --------------    --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $ 2,463,410      $      3,308
                                                                                ==============    ==============

SUPPLEMENTARY CASH FLOW INFORMATION During the year, cash was paid for the following:
            Interest                                                             $          -      $          -
                                                                                ==============    ==============
            Income Taxes                                                         $          -      $          -
                                                                                ==============    ==============

                               MRU HOLDINGS, INC.
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 1 -   ORGANIZATION AND BASIS OF PRESENTATION

           The condensed consolidated unaudited interim financial statements included herein have been prepared by MRU Holdings, Inc. and Subsidiaries (the "Company"), formerly Pacific Technology, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 included in the Definitive Information Statement on Schedule 14C filed by the Company on June 15, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The results for the nine months ended September 30, 2004 may not be indicative of the results for the entire year.

           These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein.

           On July 8, 2004 the Company acquired 100% of the outstanding capital stock of Iempower, Inc., a privately-held Delaware corporation doing business as MyRichUncle ("Iempower"), pursuant to a Share Exchange Agreement dated as of April 13, 2004 with Iempower and it stockholders (the "Share Exchange Agreement"), in exchange for 6,863,433 shares of common stock $0.001 par value per share, which the Company issued to the stockholders of Iempower, together with 2,136,567 common stock purchase warrants to the warrant holders of Iempower (each warrant is exercisable to purchase one share of common stock, and the warrants have a weighted average excise price of $0.45 per share) (the "Share Exchange"). Concurrently, and in connection with the Share Exchange, the Company also sold 100% of the outstanding capital stock of its Nevada subsidiary, Pacific Technology, Inc., to four of the Company's principal stockholders prior to the Share Exchange for 9,325,000 shares of the Company's common stock, which the Company has retired. Although the Company acquired Iempower as a result of the Share Exchange, the stockholders of Iempower hold a majority of the voting interest in the Company. Additionally, the share exchange resulted in Iempower's management and Board of Directors assuming operational control of the company.

           The Company has permanently discontinued the business of selling and distributing optical storage devices and has adopted the Iempower business plan directed primarily at providing students with funds for higher education using a proprietary approach of analyzing future income potential to profile and provide customized financial products to students. The Company receives financing requests from students, which the company refers to lenders. The Company also proposes to originate federal loans, which are student loans guaranteed by the federal government and private loans. The Share Exchange has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, Iempower will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of Iempower.

           In contemplation of the share exchange with the stockholders of Iempower, on July 6, 2004, the Company changed its name from Pacific Technology, Inc. to MRU Holdings, Inc.

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Principles of Consolidation

           The condensed consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

           Use of Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           Revenue Recognition

           The Company records its revenue on the accrual basis, whereby revenue is recognized when earned.

           Cash and Cash Equivalents

           The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

           The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2004 and 2003, the Company's uninsured cash balances total $ 2,363,410 and $-0-respectively.

           Fixed Assets

           Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

           Computer network equipment           5 Years

           Income Taxes

           The income tax benefit is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

           Advertising

           Costs of advertising and marketing are expensed as incurred. For the nine month periods ending September 30, 2004 and 2003 the company paid $96,736 and $0 respectively of advertising and marketing expenses.

           (Loss) Per Share of Common Stock

           Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

           (Loss) Per Share of Common Stock (Continued)

           The following is a reconciliation of the computation for basic and diluted EPS: [OBJECT OMITTED] For September 30, 2004 and 2003, warrants were not included in the computation of diluted EPS because inclusion would have been antidilutive.

           Fair Value of Financial Instruments

           The carrying amount reported in the balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

           Stock Based Compensation

           The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock- Based Compensation", and has adopted the enhanced disclosure provisions of SFAS No. 148, "Accounting for Stock Base Compensation - Transition and Disclosures", an amendment of SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No.123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

NOTE 3-  FIXED ASSETS

           Fixed assets consist of the following at September 30, 2004 and 2003:

                  [OBJECT OMITTED]

           Depreciation expense for the six months ended September 30, 2004 and 2003 were $2,014 and $2,481, respectively.

NOTE 4-    PROVISION FOR INCOME TAXES

           Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting will either be taxable or deductible when the assets or liabilities are recovered or settled. The difference between the basis of assets and liabilities for financial and income tax reporting are not material therefore, the provision for income taxes from operations consist of income taxes currently payable.

           There were no provision for income taxes for the nine months ended September 30, 2004 and 2003.

           At September 30, 2004 and 2003, the Company had accumulated deficits approximating $ 1,361,893 and $ 435,729 respectively.

                  [OBJECT OMITTED]

NOTE 5-    STOCKHOLDERS' EQUITY

           Common Stock

           There were 50,000,000 shares of common stock authorized, with 13,082,183 shares issued and outstanding at September 30, 2004. The par value for the common stock is $.001 per share. [See Note 8.]

           Preferred Stock

           There were 5,000,0000 shares of preferred stock authorized, with 0 issued and outstanding as of September 30, 2004. The par value for the preferred shares is $.001 per share.

           Warrants

           At September 30, 2004 there were 3,015,757 warrants outstanding.

NOTE 6-    COMMITMENTS AND CONTINGENCIES

           Employment Agreements

           The Company has two employment agreements with key management personnel. The terms of these agreements are five years.

           Related Party Transactions

           Before July 1, 2004 the Company was paying rent to a related party which amounted to $9,840 through June 30, 2004. The Company has signed a new operating lease for one year at an annual payment of $130,000. The Company has prepaid this amount and at September 30, 2004 has $97,500 as a current asset on the balance sheet.

NOTE 7-    LONG TERM DEBT

           On April 1, 2004, the Company received a bridge loan in the amount of $750,000, bearing interest at 5% per year based on a 360 day year. The note matures the earlier of (1) September 30, 2004 or (2) consummation of the Share Exchange. Pursuant to the terms of the bridge loan, if the Share Exchange was consummated prior to the maturity date, the Lender is required to cause the Company to exchange the note for the number of units equal to the quotient obtained by dividing (a) the sum of the outstanding principal and all other amounts due on the date of the Share Exchange by (b) $1.60 (the per unit price of a unit sold to an investor in the offering). As of July 8, 2004, the entire principal and accrued interest on the bridge loan was converted in connection with the Share Exchange into 468,750 shares of the Company's common stock and warrants to acquire 88,433 shares of common stock at an exercise price of $2.00 per share.

NOTE 8 -   REVERSE MERGER - SHARE EXCHANGE

           On July 8, 2004 the Company acquired 100% of the outstanding capital stock of Iempower, Inc., a privately-held Delaware corporation doing business as MyRichUncle ("Iempower"), pursuant to a Share Exchange Agreement dated as of April 13, 2004 with Iempower and it stockholders (the "Share Exchange Agreement"), in exchange for 6,863,433 shares of common stock $0.001 par value per share, which the Company issued to the stockholders of Iempower, together with 2,136,567 common stock purchase warrants to the warrant holders of Iempower (each warrant is exercisable to purchase one share of common stock, and the warrants have a weighted average excise price of $0.45 per share) (the "Share Exchange"). Concurrently, and in connection with the Share Exchange, the Company also sold 100% of the outstanding capital stock of its Nevada subsidiary, Pacific Technology, Inc., to four of the Company's principal stockholders prior to the Share Exchange for 9,325,000 shares of the Company's common stock, which the Company has retired. Although the Company acquired Iempower as a result of the Share Exchange, the stockholders of Iempower hold a majority of the voting interest in the Company. Additionally, the share exchange resulted in Iempower's management and Board of Directors assuming operational control of the company.

           The Company has permanently discontinued the business of selling and distributing optical storage devices and has adopted the Iempower business plan directed primarily at providing students with funds for higher education using a proprietary approach of analyzing future income potential to profile and provide customized financial products to students. The Company receives financing requests from students, which the company refers to lenders. The Company also proposes to originate federal loans, which are student loans guaranteed by the federal government and private loans. The Share Exchange has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, Iempower will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of Iempower.

           In contemplation of the share exchange with the stockholders of Iempower, on July 6, 2004, the Company changed its name from Pacific Technology, Inc. to MRU Holdings, Inc.

NOTE 9 -   SUBSEQUENT EVENT- CREDIT LINE

           On, October 25, 2004 the Company entered into a commitment letter with Universal Finanz Holding AG ("Universal") under which Universal offered to provide up to $50 million of credit support to be used as collateral security for the obligations of MRU Universal Guarantee Agency, Inc. (the "Guarantor"), a wholly owned subsidiary of the Company, as a guarantor of student loans and lines of credit arranged by the Company or banks and other financial institutions. Universal's commitment is conditioned on the satisfaction of certain conditions including the execution of an agreement providing Universal the right to purchase up to 65% ownership interest in the Guarantor and pay the purchase price for such ownership interest by releasing the Guarantor from its obligation to repay an equal amount of its outstanding obligations to Universal.

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

Although forward-looking statements in this Quarterly Report on Form 10-QSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Registration Statement on Form SB-2 field with the Securities and Exchange Commission on August 23, 2004 and in our definitive Information Statement on Schedule 14C, dated June 15, 2004, as filed with the Securities and Exchange Commission on June 15, 2004. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in the above-referenced Registration Statement and Information Statement, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

The following discussion should be read along with the Condensed Consolidated Financial Statements and Notes thereto for the nine months ended September 30, 2004 and 2003.

RESULTS OF OPERATIONS

OVERVIEW

From the beginning of the period covered by this Quarterly Report until July 8, 2004, our business involved the sale and distribution of optical storage devices such as compact disc recordable or CD-R and digital video disc recordable or DVD-R products and accessories. Our product offerings included CD-Rs, DVD-Rs, CD and DVD labeling systems, recording media and disc printers. We marketed and sold these products by means of a direct sales channel and by means of internet based advertising.

On July 8, 2004 the Company acquired 100% of the outstanding capital stock of Iempower, Inc. a privately-held Delaware corporation doing business as MyRichUncle ("Iempower"), pursuant to a Share Exchange Agreement dated as of April 13, 2004 with Iempower and its stockholders (the "Share Exchange Agreement"), in exchange for 6,863,433 shares of our common stock $0.001 par value per share, which we issued to the stockholders of Iempower, together with 2,136,567 common stock purchase warrants to the warrant holders of Iempower (each warrant is exercisable to purchase one share of common stock, and the warrants have a weighted average exercise price of $0.45 per share). The share exchange was accounted for as a reverse merger under the purchase method of accounting. In contemplation of the share exchange with the stockholders of Iempower, on July 6, 2004, the Company changed its name to MRU Holdings, Inc. Concurrently, and in connection with the exchange of shares, we also sold 100% of the outstanding capital stock of our Nevada subsidiary, Pacific Technology, Inc., to four of our principal stockholders prior to the exchange of shares in exchange for 9,325,000 shares of our common stock, which we have retired. All of our business activities from the beginning of the period covered by this Quarterly Report until July 8, 2004 were conducted through the Nevada subsidiary. Although the Company acquired Iempower as a result of the share exchange, the former stockholders of Iempower hold a majority of the voting interest in the Company. Additionally, the share exchange resulted in Iempower's management and Board of Directors assuming operational control of the Company.

As of July 8, 2004 the Company permanently discontinued the business of selling and distributing optical storage devices and adopted its current business plan directed primarily at providing students with funds for higher education using a proprietary approach of analyzing future income potential to profile and provide customized financial products to students. Through the use of a proprietary method of estimating the income potential of students, we are able to profile and provide customized financial products to students. We receive financing requests from students which we then refer to lenders. Additionally, we are in the process of becoming a loan originator and lender of federal loans that are student loans and are guaranteed by the federal government, as well as private loans.

On October 25, 2004, we entered into a commitment letter with Universal Finanz Holding AG ("Universal") under which Universal offered to provide up to $50 million of credit support to be used as collateral security for the obligations of our wholly-owned subsidiary, MRU Universal Guarantee Agency, Inc., as guarantor of student loans and lines of credit arranged by the Company or other financial institutions. Universal's commitment is conditioned upon the satisfaction of certain conditions as further described in the Company's Current Report on Form 8-K filed October 25, 2004 and the Exhibits thereto.

Our plan of operations are more fully described in the Company's definitive Information Statement on Schedule 14C, dated June 14, 2004, as filed with the Securities and Exchange Commission on June 15, 2004.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO THE SAME PERIOD ENDING SEPTEMBER 30, 2003.

REVENUES. For the three months ended September 30, 2004 we generated no revenues.

OPERATING EXPENSES AND NET LOSS. For the three month period ended September 30, 2004, our total operating expenses were $717,014, compared to $9,428 for the three month period ended September 30, 2003. The majority of operating expenses for the third quarter consisted of legal and professional fees of $205,356 primarily attributable to legal fees incurred in connection with the share exchange, general and administrative expenses of $510,736, and $922 in depreciation. Therefore, our loss from operations for the three month period ended September 30, 2004 was $717,014. We also had $9,375 in interest expense, and interest income of $6,534 making our net loss before income taxes $719,795. This is compared to the same period ended September 30, 2003, where we had total operating expenses of $9,428, consisting primarily of legal and professional fees of $2,000 and general and administrative expenses of $7,428. Therefore, for the three month period ended September 30, 2003, we experienced a net loss from operations of $9,428.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $2,463,410 and accounts receivable of $0 as of September 30, 2004. Our total current assets were $2,565,410 as of the same date. We also had $17,561 in property and equipment, making our total assets $2,582,971. Our total current liabilities were $11,927 as of September 30, 2004. We had $2,552 in accounts payable and accrued expenses and $9,375 in accrued interest payable. For the same period ended September 30, 2003, we had cash of $3,308, accounts receivable of $0, and total current assets of $17,808. We also had $9,924 in property and equipment, making our total assets $27,732. We have no long-term commitments or contingencies.

Our Plan of Operation for the Next Twelve Months. We had cash of $2,463,410 as of September 30, 2004. In the near term we intend to use our cash on hand to support the ongoing operating and financing requirements of implementing our business plan. We believe that our current liquidity should be sufficient to meet our cash needs for working capital through the next 12 months. However, if cash generated from operations and cash on hand are not sufficient to satisfy our liquidity requirements, we will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to us. If we are required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our long-term liquidity will depend on our ability to execute on our business plan and to commercialize our financial products and services. This business involves significant risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties are described in the Company's definitive Information Statement on Schedule 14C, dated June 14, 2004, as filed with the Securities and Exchange Commission on June 15, 2004, under the heading "Risk Factors."

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.


(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 8, 2004, we issued 6,863,433 shares of our common stock to eighteen former stockholders of Iempower in exchange for 13,581,875 shares of Iempower common stock. On that date we also issued 2,136,567 common stock purchase warrants to twelve former warrant holders of Iempower, each warrant exercisable to purchase one share of our common stock, such warrants having a weighted average exercise price of $0.45 per share. The shares and the warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of
Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission. Specifically, the offer was made to "accredited investors", as that term is defined under applicable federal and state securities laws, and no more than 35 non-accredited investors. We believe that each purchaser who was not an accredited investor has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment. Each investor was given adequate access to sufficient information about us to make an informed investment decision. There were no commissions paid on the sale of these shares.

On July 8, 2004, we also issued 2,618,750 units, at a price of $1.60 per unit to twenty-seven investors, each unit consisting of one share of our common stock and, for each five and three tenths units purchased, one three-year callable warrant to purchase one share of our common stock at a price of $2.00 per share. The units were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission. Specifically, the offer was made to "accredited investors", as that term is defined under applicable federal and state securities laws, and no more than 35 non-accredited investors. We believe that each purchaser who was not an accredited investor has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment. Each investor was given adequate access to sufficient information about us to make an informed investment decision. We paid investment banking and advisory fees and expenses of $590,875 on the sale of the units. The net proceeds to us were $3,336,487.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits.

Exhibit    Title
-------    -----

3.1        Certificate of Incorporation (1)
3.3        By-Laws (1)
10.1       Commitment Letter dated October 25, 2005 (2)
31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Incorporated by reference to the Small Business Issuer's Registration Statement on Form SB-2 filed with the Commission on August 10, 2001.

(2) Incorporated by reference to the Small Business Issuer's Current Report on Form 8-K filed with the Commission on October 25, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned in the City of New York, on November 10, 2004.


                                               MRU Holdings, Inc.,
                                               a Delaware corporation




Date: November 10, 2004                   By:  /s/ Edwin J. McGuinn Jr.
                                               ------------------------
                                               Edwin J. McGuinn, Jr.

                                          Its: Chief Executive Officer
                                               (Principal Executive Officer)

Date: November 10, 2004                   By:  /s/ Vishal Garg
                                               ---------------
                                               Vishal Garg

                                          Its: Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)