Form 10KSB
period 2004-12-31
MRU HOLDINGS INC
filed 2005-03-22
CIK 1145202

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                               MRU HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                        Commission file number 000-33487

          Delaware                                      33-0954381
--------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

600 Lexington Avenue, New York, New York 10022                  90292
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (212) 754-0774
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: common stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           |X| Yes                |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for the year ended December 31, 2004 were approximately $8,000

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices on the Over the Counter Bulletin Board on March 18, 2005 was approximately $44,516,318.

The number of shares outstanding of the issuer's common stock, $0.001 par value, as of the latest practicable date: 13,586,201 shares as of March 15, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10, 11, 12 and 14 of Part III are incorporated by reference from the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders. Registrant's Definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2004.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

                                TABLE OF CONTENTS

PART I

   ITEM 1.      DESCRIPTION OF BUSINESS............................................................................... 1
   ITEM 2.      DESCRIPTION OF PROPERTY...............................................................................10
   ITEM 3.      LEGAL PROCEEDINGS.....................................................................................10
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................10

PART II

   ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................................11
   ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS..................................................................11
   ITEM 7.      FINANCIAL STATEMENTS..................................................................................13
   ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................13
   ITEM 8A.     CONTROLS AND PROCEDURES...............................................................................13

PART III

   ITEM 9.      DIRECTORS, AND EXECUTIVE OFFICERS.....................................................................13
   ITEM 10.     EXECUTIVE COMPENSATION................................................................................14
   ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................14
   ITEM 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................14
   ITEM 13      EXHIBITS AND REPORTS ON FORM 8-K......................................................................14
   ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES................................................................15

   FINANCIAL STATEMENTS..............................................................................................F-1

          SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" information within the meaning of the federal securities laws. The forward-looking information includes statements concerning our outlook for the future, as well as other statements of beliefs, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. Forward-looking information and statements are subject to many risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. These risks and uncertainties include:

      o     our ability to implement our loan guarantee product;

      o     our ability to accurately predict loan default rates;

      o     the availability of other higher education financing alternatives;

      o legal regulation of our business and the cost of compliance with laws that may become applicable to our business; and

      o other risks and uncertainties described in our reports and filings with the U.S. Securities and Exchange Commission.

You are cautioned not to place undue reliance on forward-looking statements because actual results may differ materially from those expressed in, or implied by, the statements. Any forward-looking statement that we make speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

When used in our documents or presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements. We qualify any such forward-looking statements entirely by these cautionary factors.

                                     PART I

Item 1. Description of Business

Company History

We were incorporated under the laws of the State of Delaware on March 2, 2000. MRU Holdings is a specialty finance company who profiles and provides students with funds for higher education using a blend of current market credit practices as well as our own proprietary analytic models and decision tools. We have a prominent brand name "MyRichUncle(TM)" and highly scalable loan origination infrastructure. We utilize these assets to provide federally guarantied and private loans to students on a referral basis. We have taken steps, as more fully described herein, to facilitate our entry into the student lending market as a lender and originator of federally guarantied and private student loans.

On July 8, 2004, we completed a share exchange ("Share Exchange") with the stock holders of Iempower, Inc., a Delaware corporation doing business as
MyRichUncle(TM) ("Iempower"), pursuant to which we acquired 100% of the outstanding capital stock of Iempower in exchange for 6,863,433 shares of our common stock, par value $.001 per share (the "Common Stock") and 2,136,567
Common Stock purchase warrants issued to Iempower's warrant holders (each warrant is exercisable to purchase one share of Common Stock with a weighed average exercise price of $0.45 per share) (the "Share Exchange"). In conjunction with the Share Exchange, we changed our name to MRU Holdings, Inc. Although we acquired Iempower as a result of the Share Exchange, the stockholders of Iempower hold a majority of our voting interests. Additionally, the Share Exchange resulted in Iempower's management and Board of Directors assuming operational control of the Company.

On February 4, 2005, MRU Lending, Inc. ("MRU Lending"), an indirect wholly-owned subsidiary of the Company, entered into a credit agreement (the "Credit Agreement") with Nomura Credit & Capital, Inc. ("Nomura") which provides for a $165 million secured revolving credit facility for the origination and warehousing of private student loans (the "Student Loan Credit Facility"). The loans under the Credit Agreement are secured by, among other things, a lien on all of the student loans financed under the Credit Agreement and any other student loans owned by MRU Lending and not otherwise released, together with a pledge of 100% of the capital stock of MRU Lending. The Student Loan Credit Facility has a term of three years. Upon execution of the Credit Agreement, Nomura received warrants to purchase 7,999,449 shares of our Common Stock (the "Nomura Warrants"), equal to 27.5% beneficial ownership of the Company on a diluted basis, with an initial exercise price of $3.50 per share and which are subject to standard weighted average anti-dilution protection for issuances of securities below the initial exercise price. 22.5% of the Nomura Warrants vested on February 4, 2005 and the remaining 5% will vest on the second anniversary of the closing date of the Credit Agreement. Contemporaneously with and as a condition to the execution of the Credit Agreement, the Company sold in a private placement offering (the "Private Placement Offering") to accredited investors 3,250,006 shares of its Series A Convertible Preferred Stock ("Series A Preferred Stock") at a price of $3.50 per share. In connection with the completion of the Private Placement Offering, the Company issued to its placement agents warrants to purchase 227,500 shares of Common Stock at an exercise price of $3.50 per share (the "Placement Agent Warrants").

The Business

We are a specialty finance company that facilitates and provides students with funds for higher education. Equipped with proprietary analytical models and decision tools, we are able to profile and provide customized financial products to each student. We receive financing requests from students which we then refer to lenders. We have taken steps, as more fully described herein, to facilitate our entry into the student lending market as a lender and originator of federally guaranteed and private student loans.

We offer three primary financial products to students and financial institutions participating in the specialty finance educational lending sector. These products include private alternative student loans; guarantees for students with certain credit challenges such as the lack of a co-signor or such as a foreign resident seeking credit support to obtain domestic educational financing while attending school in the U.S.; and federally-guaranteed student loans originated by us on on behalf of other lenders. We will generate revenues from (i) referral or sale of federal loans, (ii) origination fees and guaranty fees, (iii) residual cash flows from the sale or securitizations of portfolios of our alternative student loans and (iv) interest surcharges related to our guarantees of student loans.

We use a unique and proprietary underwriting model which we believe provides us with a compelling competitive advantage. By combining traditional credit scoring methods with our proprietary underwriting matrix, which considers the loan applicant's GPA, academic concentration, prior work experience, and the educational institution which they are attending, we generate our own credit index which we believe is more insightful and robust regarding an applicant's future repayment capabilities. Our approach may offer students who would otherwise be disqualified under traditional credit scoring methods an opportunity to obtain funding for their education. Conversely, we may disqualify or price-adjust loans for students that otherwise would be viewed as viable or of a certain credit risk under traditional methods. We believe that no other educational finance company currently uses a similar approach to evaluating loan applicants or determining loan pricing. Our underwriting process adds another layer of analytical precision to traditional evaluation tools and helps us make more informed lending decisions.

In addition to our unique underwriting methodology, we take a highly focused approach to our marketing while maintaining one of the most diverse sourcing channels in the industry. Of the approximately 6,400 accredited institutions of higher education in the United States, we focus only on the top 550 undergraduate and professional graduate institutions. The professional graduate disciplines that we target include law, business administration, engineering and medicine. We have also set limits on geographic concentrations of the loans as well as the institution-specific concentration of the loan portfolio. These criteria define our lending and marketing methods. We believe that this targeted approach will consistently yield the optimal mix of attractive pricing, acceptable credit risk and a sufficiently deep base of potential customers. In contrast, we use a highly diverse approach to sourcing potential customers which we believe will create more sustainable distribution channels than our competitors. We are one of the few companies in this sector to market directly to students. Our direct marketing channels include Internet marketing and advertising campaigns, direct mail campaigns, and our branded MyRichUncle(TM) web site. In addition, we intend to develop indirect origination sources including referrals from schools and universities and third party referral companies. In the future, we may also enter into private label lending arrangements with large banks and financial institutions. Equipped with our unique credit model, our focused marketing and diverse distribution channels, we are well positioned to enter and grow in the market for higher educational products and services.

Industry Background

The federal government determines what a family should contribute toward a student's education costs. This is called the Expected Family Contribution ("EFC"). Financial aid administrators determine an applicant's need for federal student aid from the U.S. Department of Education ("DoE") and other non-federal sources of assistance by subtracting the EFC from the student's cost of attendance.

Families submit the Free Application for Federal Student Aid ("FAFSA"). The data provided is processed through the EFC formula and is used to determine the need for assistance from the following types of federal student financial assistance:
Federal Pell Grants ("Pell Grants"), subsidized William D. Ford Federal Direct Loans made under the Direct Loan Program ("Direct Loans"), subsidized Federal Family Education Loans ("FFELP"), and assistance from the "campus-based" programs--Federal Supplemental Educational Opportunity Grants ("SEO Grants") and Federal Perkins Loans, and Federal Work-Study ("FWS"). The methodology for determining the EFC is found in Part F of Title IV of the Higher Education Act of 1965, as amended ("HEA").

However, over the last decade, the increasing cost of higher education and decreasing government support for higher education has generated a substantial gap between viable sources of education funding and increasing tuition costs which results in a mismatch between what the government expects families to be able to contribute and what families can actually afford or are willing to pay.

Historically, grant programs such as the Pell Grant was the foundation of college financial aid. Pell Grants are given to families with annual incomes below $20,000, while SEO Grants are reserved for even needier students. However, most students do not qualify for Pell Grants. The amount available under a Pell Grant increases as a student's income decreases and the cost of attendance increases. Nonetheless, the maximum amount available is $4,050. We estimate that such aid covers approximately 29% of the average fixed costs (tuition and fees, room and board) at a four-year public college and approximately 14% at a private four-year college.

As a result of very specific eligibility requirements and/or limits available on grants and loans, the amount of funds made available to students may be insufficient to cover the total cost of higher education. This gap, sometimes called the "unmet need," occurs when the sum of the EFC and total available financial aid is less than the cost of attendance. In order to bridge this unmet need students are forced to finance education through private loans or other debt.

Consequently, students increasingly rely on private loans (not guaranteed by the government) and credit cards to fund their education expenses. The loan limits for government-guaranteed FFELP loans are $23,500 over 4 years for undergraduates and $18,500 per year for graduate students. Average private university tuition is $40,000 + per year.

Federal Loans - The federal education loan programs offer lower interest rates and more flexible repayment plans than most consumer loans, making them an attractive way to finance education. Students may be able to deduct up to $2,500 in student loan interest each year.

These federal loans are offered through two programs with different delivery systems: the William D. Ford Federal Direct Loan Program ("Direct Loans") and the Federal Family Education Loan Program ("FFELP"). Although the borrower's eligibility is the same under either program, the procedures for each are different because funds for Direct Loans are provided directly to the school by the federal government, while loan funds under FFELP are usually provided by a private lender and are guaranteed by a state guaranty agency and reinsured by the federal government.

The federal guaranty on the FFELP loans replaces the security (the collateral) usually required for long-term loans from banks and credit unions. Although the guaranty agency's procedures and policies must conform to the FFELP requirements, individual guaranty agencies may have additional procedures and policies. Several thousand financial institutions participate in the FFELP program. In addition, some schools have opted to become lenders in the FFELP program.

The following types of loans are available through the Direct Loan and FFELP programs:

o Subsidized Stafford Loans: awarded to students who demonstrate financial need. Because the DoE subsidizes the interest, borrowers are not charged interest while they are enrolled in school at least half time or during grace and deferment periods.

o Unsubsidized Stafford Loans: awarded to students regardless of financial need. Borrowers are responsible for paying the interest as it accrues. Independent students and students whose parents are not eligible for a PLUS Loan (see below) have higher unsubsidized loan limits.

o PLUS Loans: allow parents to borrow on behalf of their dependent undergraduate children who are enrolled at least half time. As with unsubsidized Stafford Loans, borrowers are responsible for the interest that accrues on PLUS Loans throughout the life of the loan.

o Consolidation Loans: allow a borrower to combine one or more federal education loans into a single loan to facilitate repayment. Because the repayment period is longer, Consolidation Loans may be a way to reduce the borrower's monthly payments; however, the total interest repaid over the life of the loan is usually higher. The consolidation process usually does not directly involve the school because generally the consolidating lender purchases qualifying student loans from other lenders.

FFELP loans are presently offered by a large number of financial institutions. Sallie Mae, Nellie Mae, Citibank, Zions Bank, Bank One, JP Morgan Chase Bank, Educaid, PNC, Wells Fargo, AES, Bank of America, and Key Bank are a few of the many providers of FFELP loans.

Stafford Loans allow dependent undergraduates to borrow up to $2,625 their freshman year, $3,500 their sophomore year and $5,500 for each remaining year (independent students and students whose parents have been turned down for a PLUS loan can borrow an additional unsubsidized $4,000 the first two years and $5,000 the remaining years). Graduate students can borrow $18,500 per year, although only $8,500 of that is subsidized. There are also cumulative limits of $23,000 for an undergraduate education and a $65,500 combined limit for undergraduate and graduate. (For independent students and for students whose parents were denied a PLUS loan the cumulative limits are $46,000 and $138,500, respectively.)

Private Loans -- Private loans, also known as alternative loans or supplemental loans, help bridge the gap between the actual cost of education and the limited amount the government allows students to borrow through its programs. Private loans are offered by private lenders without federal forms to complete.

Private loans are used for many reasons: to fill the gap between a student's financial aid package and the actual cost of attendance, to help cover the EFC calculated under financial aid formulas, or to pay for additional expenses not normally covered by other forms of aid. In many cases, the EFC may be unaffordable as it does not factor in non-collateralized loans such as credit card debt. Parents may also prefer that students be responsible for the financing.

With the growing gap between the amount students and families are willing or able to pay for college and actual college costs after governmental and institutional aid are considered--often referred to as "unmet financial need"--private loans are becoming increasingly important as a mechanism for financing postsecondary education. Some families turn to private loans when the federal loans do not provide enough money or when they need more flexible repayment options. For example, a parent might want to defer repayment until the student graduates, an option that is only available to parents in particular circumstances who request deferral.

Chase, CitiBank, Key Bank, Wachovia, Bank of America, AccessGroup, Chela, and FirstMarblehead are a few of the key players providing different types of private loans products and services depending on the student's level of study. The interest rates on private loans tend to be higher than on the loans offered by the federal government.

Under Title IV of the Higher Education Act, the federal government has created a provision that private loans which are guaranteed by a non-profit corporation are non-dischargeable in the event of bankruptcy. As a result, private lenders seek to have their loans guaranteed by a non-profit guaranty agency. The Education Resources Institute ("TERI") is a provider of such guaranties. Citizens Bank, Educaid, Fleet National Bank, National City Bank, Bank of America, HSBC Bank, Charter One Bank and Allfirst Bank are among the banks that have their loans guaranteed by TERI. In exchange for TERI's guaranty, TERI receives guaranty fees which can be passed on to the borrower. These fees vary based on the credit quartiles TERI determines the borrower to be in.

Product Offerings

We created a suite of products to appeal to and satisfy the needs of students, their families, and participating financial institutions and to address the overall inefficiencies within the student loan market. We aim to be a one-stop shop that provides traditional and merit-based financing for higher education financing needs. Our range of products will make it possible for qualified students to obtain private and federal loans. These products include:

o Private Student Loans - Private student loans supplement financing for qualified students beyond what they can obtain through the federal government and are not guaranteed by the government. To facilitate this product, we have established the Student Loan Credit Facility with Nomura which we anticipate will provide substantially all of the financing we now estimate will be required. We plan to originate loans and warehouse these loans. It is anticipated that these loans will then be either sold to loan purchasers, or to other larger financial institutions, or may be securitized. We expect to derive revenues from an origination fee generated upon the execution of the loan and our share of residual cash flows generated through the securitization or sale of the loans. Revenues from the sale of loans can either be paid upon the sale of the loan or paid over time in the form of a residual. Securitizations can provide us with residual cash flows that are paid over time. However, if we receive residuals that are paid over the life of the loan, current accounting rules allow us to book the net present value of the revenues in the period that the sale or securitization occurred.

o Loan Guaranties -Through our subsidiary MRUG we intend to guarantee loans provided by third-party lenders to students with particular credit challenges. We plan to enable students, with or without co-signors, to have their loans guaranteed if they meet our credit index requirements. It is anticipated that students will pay fees to us for this service, which includes an upfront guaranty fee and an annual interest surcharge over the life of the loan. We plan to support MRUG with $50 million in equity raised by the sale of MRUG preferred stock to Universal Finanz Holding AG. Subject to the execution of definitive documentation, Universal Finanz Holding AG has committed to invest up to $50 million into MRUG to serve as the equity reserve against which MRUG will guaranty loans. Revenues generated from the guaranty fees and surcharges will be divided between Universal Finanz Holding AG and MRUG with Universal Finanz Holding AG receiving 65% and MRUG receiving the remainder. Universal Finanz Holding AG will hold preferred stock in MRUG currently equal to 65% of the ownership interest in MRUG on a diluted basis.

o Federal Loans - We intend initially to refer students' federal loan neds to other lenders. We receive a premium from such lenders for funded applications. We expect, at the appropriate time, to originate federal loans that we will sell for a larger premium to secondary market purchasers of federal loans. We will follow the government's guidelines for originating and servicing federal loans. These functions will be outsourced to third-party servicers.

Private Loans

We will originate private student loans using a blend of established credit market practices as well as our own proprietary underwriting criteria, analytical models and decision tools. We established a $165 million Student Loan Credit Facility with Nomura. The facility will be used to finance our alternative student loan products. The loans eligible under the facility will be loans originated by us that meet our underwriting criteria. Eligible loans can remain under the facility for no more than 15 months at which time these loans will either be sold to a third party, repurchased by us or be securitized. The term of the Student Loan Credit Facility is three years.

We will warehouse our alternative private loans through the Student Loan Credit Facility. We will receive fees for the origination of the loans as well as revenues in the form of residuals from the sale or securitization of the loans which we will split with Nomura under the terms described herein.

Loan Guaranties

With respect to private loans, in many cases students must have a credit worthy co-signor. Many students are unable to procure private student loans because they are unable to provide such a co-signor. We plan to make available to students a loan guaranty product by having our guaranty agency co-sign on behalf of such students enabling them to procure student loans. In exchange for this guaranty service, students will pay a guaranty fee and an annual interest surcharge over the life of the loan. Guaranty funds would be provided through a credit support facility with Universal Finanz Holding AG.

In October 2004, we announced that Universal Finanz Holding AG "Universal" committed to provide up to $50 million of credit support for MRUG, our guaranty subsidiary, to serve as the equity reserve against which MRUG will guaranty loans. Under the terms of the financing, Universal will have the right to purchase up to a 65% ownership interest in MRUG and pay the purchase price for such ownership interest by releasing MRUG from its obligation to repay an equal amount of its outstanding obligations to Universal under the credit support facility. If fully funded and the purchase right exercised, Universal will have a 65% ownership interest in MRUG in the form of Series A Perpetual Preferred Stock of MRUG. Eligible borrowers who require a guaranty will pay an upfront guaranty fee and be charged an annual fee for the term of their loan. We intend to sell the cash flows from the annual fees for their NPV. All of the fees will be divided between us and Universal at 35% and 65%, respectively, after Universal receives its reserve amount.

FFELP Loans

To provide a "one-stop shop" for higher education finance, we plan to provide students with FFELP loans. With respect to FFELP loans, we will be required to meet federal requirements for the eligibility of borrowers.

We plan to serve initially as a referrer of federal loans by directing students to lenders. We will receive a premium for all funded student applications. We intend to ultimately be an originator of federal loans and sell the loans we originate to secondary market purchasers. The sale of loans to secondary market purchasers requires us to use our balance sheet to originate loans as well has handle the origination process. As a result, we receive a higher premium than if we were simply referring loans. Premiums are computed based on the nature of the loan and purchasers specific pricing grid. To proceed, we must appoint a Trustee Lender. We have chosen Deutsche Bank as our Trustee Lender. A final agreement is pending. We must have a government guarantor willing to guaranty the loans. We must execute an agreement with the guarantor and meet the guarantor's requirements and procedures. Thereafter, we will be required to have a Lender Identification Number ("LID") from the DoE. Once we are assigned an LID we may commence lending through our trust.

At this time, we intend to outsource both origination and servicing to companies with expertise in the origination and servicing of FFELP loans. These companies handle any borrower inquiries, electronic signatures, recordkeeping requirements, and procedures for the assignment, sale or transfer of loans. In addition, the companies perform all reporting functions including informing the guarantor, credit bureaus and the National Student Loan Data System ("NSLDS"). Loan origination and servicing is an established, efficient industry and we can choose from a wide range of providers. At this time, we are in discussions with an established, independent third-party originator and servicer of student loans.

Company Operations

Marketing

We intend to leverage our brand identity in the higher education financing space. As a result of our unique name and offerings, to date we have received approximately $100 million in financing requests with minimal marketing expenditures. We generally receive demand for our products without solicitation; many of our customers hear about the Company through word of mouth.

We will originate loans in a variety of ways. We have established a school channel sales force to reach out to high schools, colleges and universities. We focus on certain institutions and continue to nurture key relationships with individuals who opine credibly about available financing options, universities, independent researchers and institutions, as well as to work closely with people in the education finance industry.

We are also forming referral relationships with third-parties who wish to provide private loan products to their customer base. Many of these third-parties have a proven track-record of referring loan volume to other lenders and are interested in working with us.

Additionally, rather than rely exclusively on third-party channels to originate, we are also able to go directly to students. We will use a variety of direct marketing strategies to originate substantial volumes from direct interaction with students and further build a substantial customer database of individuals seeking out financing for higher education. In addition, this approach provides MRU with greater control of its distribution channels relative to its competitors who may ultimately compete with their current distribution partners.

Our website, www.MyRichUncle.com, is currently the primary means by which we convey information about our products and interacting with students. In various sections of the website, students, the financial aid community and others can learn about our products, read press pieces, and submit questions. Students can also apply online and receive customer services.

Credit Model

Current traditional credit scoring takes into account only an individual's history, not his or her future repayment capability. Corporate credit markets take into account not only a borrower's payment history, but also the expectations of a borrower's future cash flow as well to determine both credit worthiness and credit limits. Similarly, we take a more holistic approach to consumer credit by assessing not only an individual's credit score, but also his or her expected future repayment capability. We have developed a robust proprietary data system that analyzes a wider range of data to compute an individual's estimated future repayment capability. This estimate can be used in a variety of ways, including determining an individual's ability to service debt. This innovation enables us to more intelligently profile consumers and provide them with customized financial products. We are focused initially on top tier schools in each discipline because of the predictability and excellent performance of their students, and will expand into successively lower tiered schools upon proving our underwriting methodology. Top tier schools are those ranked in the top 550 nationally for their disciplines. The median starting salary for our target schools will be well above national averages. We plan to concentrate on the loan applicant's future employment prospects and have discovered that unemployment rates for professional graduate degree holders are extremely low. We will take a more disciplined approach to the market, initially, particularly in our first year and target highly qualified, professionally inclined students attending top universities. Upon achieving market penetration in this demographic, we will branch tier-wise into other tiers of schools.

Customer Service

We employ a staff of customer service and technical support personnel who provide support to all users of our services. Our staff provides support via email and telephone. The responsibilities of our customer service and technical support personnel include:

o responding to consumers' questions about the status of their credit request, how to use our website, and other frequently asked questions; and

o     providing technical support to technical and systems questions.

Additionally, our on line origination platform offers students the opportunity to obtain the loan products and other services we intend to provide. Our website is the primary means by which students request funds. Students access the website and receive information about the products. Students download applications or apply directly online. Prior to submission of the student's application, each student verifies under penalty of perjury that the information provided in his or her student financing application is true and correct to the best of his or her knowledge and belief and is made in good faith. The student authorizes the institution for which he or she is applying for funds to certify his or her academic status for the purpose of confirming eligibility for funds. The student also authorizes us, or a servicing agent, to investigate creditworthiness and to furnish information concerning the application to consumer reporting agencies and other persons who may legally receive such information.

Servicing and Collections

At this time we are acting purely as a loan originator and are not responsible for the servicing of the loans. We plan to outsource servicing for loans we originate.

Privacy Policy

We believe that issues relating to privacy and use of personal information of Internet users are becoming increasingly important as the Internet and its commercial use grow. As a result, we have adopted a detailed privacy policy that outlines how we use consumer information and the extent to which lenders and other third parties may access this information. This policy is prominently noted on our website. We do not sell, license or rent any personally identifiable information about our consumers to any third party, and will use the information about its customers for internal purposes only.

Generally, the privacy provisions of the recently enacted Gramm-Leach-Bliley Act include the following:

o prohibit financial institutions from disclosing to unaffiliated third parties nonpublic personal information collected from consumers, subject to several exceptions;

o require financial institutions to develop and disclose consumer privacy policies;

o empower federal regulators with the authority to regulate information sharing and enforce the provisions of the law; and

o     allow states to pass stricter financial privacy laws.

Compliance with the Gramm-Leach-Bliley Act became mandatory on July 1, 2001. We work with our lenders to assist them in complying with their obligations under the act, to the extent possible, through our website.

Intellectual Property

We regard our intellectual property as important to our success. We rely on a combination of patent, trademark, copyright law, and trade secret protection to protect our proprietary rights. We have applied for a U.S. patent and filed a Patent Cooperation Treaty international patent application on our online loan market process. We also pursue the protection of our intellectual property through trademark and copyright registrations. We have filed an application to register MyRichUncle(TM) as a trademark in the United States. We consider the protection of our trademarks to be important for maintenance of our brand identity and reputation. We cannot assure you that any of these registrations or applications will not be successfully challenged by others or invalidated through administrative process or litigation. Further, if our trademark applications are not approved or granted due to the prior issuance of trademarks to third parties or for other reasons, there can be no assurance that we would be able to enter into arrangements with such third parties on commercially reasonable terms allowing us to continue to use such trademarks. It is possible that our patent applications will be denied or granted in a very limited manner such that they offer little or no basis for us to deter competitors from employing similar technology or processes or allow us to defend ourselves against third-party claims of patent infringement. In addition, we seek to protect our proprietary rights through the use of confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, licensees, and others.

Employees

As of December 31, 2004, we had 12 full time employees. We also have 16 independent contractor relationships. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Competition

We operate an online loan origination platform. The primary competitive factors for our origination platform model are:

o Brand awareness: To be competitive as an origination platform, we must have the ability to attract consumer demand in high volumes. We will need to make significant investments to build and maintain a compelling brand that will compete against current lenders, such as JPMorgan Chase, Bank of America and Citibank;

o Online relationships: To develop our market shares we must provide consumers with access to our website from other major portals or Internet sites; and

o Friendliness: We must provide our consumers and lenders with ease of use and convenience.

Our success depends upon capturing and maintaining a significant share of students who obtain loans through the Internet. In order to do this, we must grow brand awareness among customers. Many of our current competitors, however, have longer operating histories, larger customer bases, and significantly greater financial, technical, and marketing resources than we do. In addition, participants in other areas of the financial services industry may enter the student loan marketplace without significant barriers to entry.

We believe that our primary competition are traditional lending institutions. The loan origination market has a large number of competitors and is dominated by a number of large institutions including Wells Fargo, Bank of America, JPMorgan Chase, Citibank, First Marblehead Corp. (through its facilitation services for leading originators of private loans), and Sallie Mae. Established entities such as JPMorgan Chase, Pennsylvania Higher Education Administration and Citibank have also entered the online lending business as a way to diversify their revenue streams, maintain growth and broaden their appeal to a wider base of consumers.

Additional competition comes from lending websites, including Citibank and Wells Fargo. These lenders originate the bulk of their loans via their websites, and are considered "e-lenders." In addition, some online financial services companies, including the online brokerages and Internet banks, have extended consumer products to include online educational lending. These companies typically operate a consumer-branded website and attract consumers via online banner ads, key word placement on search engines, partnering with affiliates and business development deals with other Internet properties, including major portals. They may also attract consumers via off-line advertising.

Item 2. Description of Property.

The Company's executive offices are located at 600 Lexington Avenue, New York, New York. The Company has a one year sub-lease that expires in June 2005 for our executive offices which specifies rent of $ 10,833 per month which has been pre-paid through the end of the term of the lease.

Item 3. Legal Proceedings.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our Common Stock has been quoted on the OTC Bulletin Board under the symbol "MHOI.OB" since July 21, 2004. Prior to that time, our Common Stock was not actively traded in the public market and was quoted on the OTC Bulletin Board under the symbol "PCFT.OB," representing Pacific Technology, Inc. The following table sets forth, for the periods indicated, the high and low bid price information for the Common Stock as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                                High      Low
                                                                ----      ---
Fiscal year 2004
Quarter ended December 31, 2004 ............................   $ 5.50   $ 3.89
Quarter ended September 30, 2004 ...........................   $ 4.30   $ 0.01
Quarter ended June 30, 2004 ................................   $0.065   $ 0.01
Quarter ended March 31, 2004 ...............................   $ 0.02   $ 0.01

As of March 15, 2005, there were approximately 62 holders of record of our Common Stock.

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

                      Equity Compensation Plan Information.

The following table sets forth, as of December 31, 2004, the number of securities outstanding under the Company's stock option plan, the weighted average exercise price of such options, and the number of options available for grant under such plan:

-------------------------------------------------------------------------------------------------------------
                                                                                              (c)
                                                                                     Number of securities
                                        (a)                        (b)              remaining available for
                              Number of securities to       Weighted average         future issuance under
                               be issued on exercise        exercise price of         equity compensation
                              of outstanding options,     outstanding options,         plans (excluding
                                warrants and rights        warrants and rights      securities reflected in
                                                                                          column(a))
-------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders          978,500                     $1.13                     530,000
-------------------------------------------------------------------------------------------------------------
Equity compensation plans
non approved by security
holders
-------------------------------------------------------------------------------------------------------------
Totals                                978,500                     $1.13                     530,000
-------------------------------------------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended December 31, 2004 and 2003, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

For the year ended December 31, 2004, the Company incurred a net loss of $1,861,239, compared to a net loss of $47,774 for the comparable 2003 period. The increase in the net loss in 2004 is primarily attributable to fees and expenses incurred by the Company in connection with the Nomura transaction and related financing activities in preparation of launching the Company's financial services products.

RESULTS OF  OPERATIONS  FOR THE YEARS ENDED  DECEMBER  31, 2004 AND DECEMBER 31,
2003.

REVENUES

For the year ending December 31, 2004, the Company generated approximately $8,000 in other revenues. This is compared to $2,000 for the year ended December 31, 2003. The Company's revenues in both 2004 and 2003 were derived from fees paid to the Company for marketing services on behalf of other student loan originators. The Company does not expect this to be the primary source of revenues for the company in the foreseeable future.

OPERATING EXPENSES

PROFESSIONAL FEES AND COMPENSATION

Professional fees and compensation expenses for the year ended December 31, 2004 totaled $662,573 compared to $2,000 for the year ended December 31, 2003. This $660,573 increase resulted from costs incurred for the legal review of the Company's financial services products and the Share Exchange.

TRAVEL AND AUTOMOBILE EXPENSES

Travel and automobile expenses for the year ended December 31, 2004 total $32,717 compared to $13,224 for the year ended December 31, 2003. The increase is primarily due to the Company's establishment of a West Coast sales office in 2004.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the year ended December 31, 2004 totaled $13,872 as compared to $1,547 for the year ended December 31, 2003. This increase is primarily due to the Company's increased purchase of computer network equipment in 2004.

OTHER INCOME (EXPENSE)

Other income (expense) for the year ended December 31, 2004 was an expense of $10,194 as compared to an expense of $1,500 for the year ended December 31, 2003. The increase in other expense was due to accrued interest on escrow of sale of preferred stock completed in February 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $1,648,877 and trade receivables of $0 as of December 31, 2004. Our total current assets were $1,829,458 as of the same date. We also had $67,121 in property and equipment, making our total assets $1,896,579. Our total current liabilities were $461,583 as of December 31, 2004. We had $439,450 in accounts payable and accrued expenses and $22,133 in accrued interest payable. For the same period ended December 31, 2003, we had cash of $49, accounts receivable of $0, and total current assets of $49. We also had $11,036 in property and equipment, making our total assets $11,085.

The Company believes that through its operations as a student loan originator and the completed sale of preferred stock on February 5, 2005, which raised approximately $10.5 million, that it will have sufficient cash resources to maintain operations over the next twelve (12) months.

As of December 31, 2004, we have no long-term commitments or contingencies.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

Item 7. Financial Statements.

The financial statements and related financial statement schedule are included herein and filed as a part of this report. See Index on page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. Directors and Executive Officers.

Information regarding our executive officers and directors required by this Item is incorporated by reference to the Company's Definitive Proxy Statement in connection with the 2005 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2004.

Information  required by Item 405 of Regulation S-B is incorporated by reference
to  the  section  entitled   "Section  16(a)  Beneficial   Ownership   Reporting
Compliance" in the Proxy Statement.

We have adopted a code of ethics which is applicable to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be requested without charge by contacting the Company at its principal executive offices located at 500 Lexington Avenue, New York, New York 10022.

Item 10. Executive Compensation.

The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The  information  required  by this Item is  incorporated  by  reference  to the
section  entitled   "Security   Ownership  of  Certain   Beneficial  Owners  and
Management" in the Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

Information  required by this Item is  incorporated  by reference to the section
entitled  "Certain   Relationships  and  Related   Transactions"  in  the  Proxy
Statement.

Item 13. Exhibits and Reports on Form 8-K.

(a) The following exhibits are to be filed as part of this report:

-----------------------------------------------------------------------------------------------------------------------------
Exhibit No.             Description                                        Incorporated by Reference to Filings Indicated
-----------------------------------------------------------------------------------------------------------------------------
3(a)                    Certificate of Incorporation                       Exhibit 3.1 to Company's Registration Statement
                                                                           on Form SB-2 (No. 333-67222)
-----------------------------------------------------------------------------------------------------------------------------
3(b)                    Certificate of Amendment to the Certificate of     Exhibit 3.1 to Company's Form 8-K dated March 7,
                        Incorporation                                      2003
-----------------------------------------------------------------------------------------------------------------------------
3(c)                    Certificate of Designation                         Exhibit 4.1 to Company's Current Report on Form
                                                                           8-K filed on February 10, 2005 (No. 001-33487)
-----------------------------------------------------------------------------------------------------------------------------
3(c)                    By-laws                                            Exhibit 3.2 to Company's Registration Statement
                                                                           on Form SB-2 (No. 333-67222)
-----------------------------------------------------------------------------------------------------------------------------
4(c)                    2004 Ominibus Incentive                            Exhibit 4(c) to Company's Registration Statement
                                                                           on Form SB-2 filed on August 24, 2004
-----------------------------------------------------------------------------------------------------------------------------
10(a)                   Credit Agreement                                   Exhibit 10(a) to Company's Registration
                                                                           Statement on Form SB-2 filed on March 22, 2004
-----------------------------------------------------------------------------------------------------------------------------
14                      Code of Ethics*
-----------------------------------------------------------------------------------------------------------------------------
21                      Subsidiaries of the Company*
-----------------------------------------------------------------------------------------------------------------------------
31.1                    Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Executive Officer*
-----------------------------------------------------------------------------------------------------------------------------
31.2                    Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Executive Officer*
-----------------------------------------------------------------------------------------------------------------------------
32                      Section 1350 Certifications*
-----------------------------------------------------------------------------------------------------------------------------

----------
* filed herewith

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the section entitled "Independent Auditors" in the Proxy Statement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on March 22, 2005.

                                       MRU HOLDINGS, INC.

                                       /s/ Edwin J. McGuinn, Jr.
                                       -----------------------------------------
                                       By: Edwin J. McGuinn, Jr.
                                       Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

EXHIBIT INDEX

-----------------------------------------------------------------------------------------------------------------------------
Exhibit No.             Description                                        Incorporated by Reference to Filings Indicated
-----------------------------------------------------------------------------------------------------------------------------
3.1                     Certificate of Incorporation                       Exhibit 3.1 to Company's Registration Statement
                                                                           on Form SB-2 (No. 333-67222)
-----------------------------------------------------------------------------------------------------------------------------
3.2                     Certificate of Amendment to the Certificate of     Exhibit 3.1 to Company's Form 8-K dated March 7,
                        Incorporation                                      2003
-----------------------------------------------------------------------------------------------------------------------------
3.3                     Certificate of Designation                         Exhibit 4.1 to Company's Current Report on Form
                                                                           8-K filed on February 10, 2005 (No. 001-33487)
-----------------------------------------------------------------------------------------------------------------------------
3.4                     By-laws                                            Exhibit 3.2 to Company's Registration Statement
                                                                           on Form SB-2 (No. 333-67222)
-----------------------------------------------------------------------------------------------------------------------------
4                       2004 Ominibus Incentive                            Exhibit 4(c) to Company's Registration Statement
                                                                           on Form SB-2 filed on August 24, 2004
-----------------------------------------------------------------------------------------------------------------------------
10.1                    Credit Agreement                                   Exhibit 10(a) to Company's Registration
                                                                           Statement on Form SB-2 filed on March 22, 2004
-----------------------------------------------------------------------------------------------------------------------------
14                      Code of Ethics*
-----------------------------------------------------------------------------------------------------------------------------
21                      Subsidiaries of the Company*
-----------------------------------------------------------------------------------------------------------------------------
31.1                    Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Executive Officer*
-----------------------------------------------------------------------------------------------------------------------------
31.2                    Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Executive Officer*
-----------------------------------------------------------------------------------------------------------------------------
32                      Section 1350 Certifications*
-----------------------------------------------------------------------------------------------------------------------------

----------
* filed herewith

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE(S)

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm                   F-1

Consolidated Balance Sheet as of December 31, 2004                        F-2

Consolidated Statements of Operations for the Years Ended
    December 31, 2004 and 2003                                            F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     For the Years Ended December 31, 2004 and 2003                       F-4

Consolidated Statements of Cash Flow for the Years Ended
    December 31, 2004 and 2003                                            F-5

Notes to Financial Statements                                             F-6

                        BAGELL, JOSEPHS & COMPANY, L.L.C.

                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
MRU Holdings, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of MRU Holdings, Inc. and Subsidiaries (formerly Pacific Technology, Inc.) as of December 31, 2004 and the related consolidated statements of operations, consolidated changes in stockholders' equity (deficit), and consolidated cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRU Holdings, Inc. and Subsidiaries (formerly Pacific Technology, Inc.) as of
December 31, 2004 and 2003 and the results of its consolidated operations, consolidated changes in stockholders' equity (deficit) and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
March 15, 2005

           MEMBER OF:     AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                          NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                          PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
               CONSOLIDATED BALANCE SHEET AS OF DECMEBER 31, 2004

                                          ASSETS

                                                                       2004
                                                                    -----------
Current Assets:
  Cash and cash equivalents                                         $ 1,648,877
  Prepaid expenses and other current assets                             174,556
                                                                    -----------

    Total Current Assets                                              1,823,433
                                                                    -----------

  Fixed assets, net of depreciation                                      67,121
                                                                    -----------

Other Assets:
  Deposits                                                                6,025
                                                                    -----------

TOTAL ASSETS                                                        $ 1,896,579
                                                                    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses                             $   439,450
  Accrued Interest Expense                                               22,133
                                                                    -----------

      Total Current Liabilities                                         461,583
                                                                    -----------

      Total Liabilities                                                 461,583
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 5,000,000 shares authorized and 0
        shares issued and outstanding                                        --
Common  Stock, $.001 par value; 50,000,000 shares authorized,
      13,586,202 issued and outstanding                                  13,586
Additional paid-in capital                                            3,734,851
Accumulated deficit                                                  (2,313,441)
                                                                    -----------

      Total Stockholders' Equity (Deficit)                            1,434,996
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,896,579
                                                                    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
                      Consolidated Statements of Operations
                 for the Years Ended December 31, 2004 and 2003

                                                      2004             2003
                                                  ------------     ------------

OPERATING REVENUES
   Consulting income                              $      8,177     $      2,406
                                                  ------------     ------------

OPERATING EXPENSES
   General and administrative expenses               1,855,634           48,633
   Depreciation and amortization                        13,782            1,547
                                                  ------------     ------------

       Total Operating Expenses                      1,869,416           50,180
                                                  ------------     ------------

NET LOSS                                            (1,861,239)         (47,774)

OTHER INCOME (LOSS)
   Interest income                                      13,931               --
   Interest expense                                    (22,133)              --
   Other expenses                                       (1,992)              --
   Unrealized loss on investment                            --           (1,500)
                                                  ------------     ------------

        Total other income (loss)                      (10,194)          (1,500)
                                                  ------------     ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES          (1,871,433)         (49,274)
   Provision for income taxes                               --               --
                                                  ------------     ------------

NET LOSS APPLICABLE TO COMMON SHARES              $ (1,871,433)    $    (49,274)
                                                  ============     ============

NET LOSS PER BASIC AND DILUTED SHARES             $      (0.14)    $      (0.01)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                               13,209,331       10,300,000
                                                  ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)

      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                 For the Years Ended December 31, 2004 and 2003

                                                                   Common Stock            Additional
                                                            -------------------------       Paid-In      Accumulated
                                                              Shares         Amount         Capital        Deficit         Total
                                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2002
Old Company (Pacific Technology)                              6,030,000    $     6,030    $    (3,020)   $    (8,738)   $    (5,728)

Acquisition, March 28, 2003                                   6,895,000          6,895         30,450             --         37,345

Expenses paid by officer                                             --             --          2,356             --          2,356

Net loss                                                             --             --             --        (39,762)       (39,762)
                                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2003                                   12,925,000         12,925         29,786        (48,500)        (5,789)

Net loss for the six months ended
  June 30, 2004 before recapitalization - net                        --             --             --       (113,800)      (113,800)
                                                            -----------    -----------    -----------    -----------    -----------
   Subtotal                                                  12,925,000         12,925         29,786       (162,300)      (119,589)

Recapitilization elimination of
Pacific Technology of Nevada                                 (9,325,000)        (9,325)       (29,786)       162,300        123,189
                                                            -----------    -----------    -----------    -----------    -----------

   Subtotal                                                   3,600,000          3,600             --             --          3,600

Common shares issued in share exchange
  with Iempower for recapitalization                          6,863,433          6,863        470,150       (442,008)        35,005

Additional common stock issued to shareholders
  of Iempower attributable to the recapitalization
  of July 8, 2004                                               466,519            466           (466)            --             --

Issuance of shares in conversion
  of bridge loan and accrued interest                           468,750            469        749,531             --        750,000

Common stock issued for cash, July 2004 - net of expenses     2,150,000          2,150      2,455,674             --      2,457,824

Common stock issued for cash, October 2004                       37,500             38         59,962             --         60,000

Net loss for the year ended December 31, 2004                        --             --             --     (1,871,433)    (1,871,433)
                                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2004                                   13,586,202    $    13,586    $ 3,734,851    $(2,313,441)   $ 1,434,996
                                                            ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)

            Consolidated Statements of Cash Flow for the Years Ended
                           December 31, 2004 and 2003

                                                                    2004           2003
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $(1,871,433)   $   (49,274)
                                                                -----------    -----------
   Adjustments to reconcile net loss to net cash
     used in operating activities:

     Depreciation and amortization                                   13,782          1,547
     Unrealized loss on investment                                       --          1,500

  Changes in assets and liabilities
     (Increase) decrease in prepaid expenses and other assets      (180,032)         4,476
     Increase in accounts payable and accrued expenses              458,482          1,100
                                                                -----------    -----------

     Total adjustments                                              292,232          8,623
                                                                -----------    -----------

     Net cash used in operating activities                       (1,579,201)       (40,651)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) in fixed assets                                     (70,409)        (6,928)
     (Increase) in investment                                            --         (1,500)
                                                                -----------    -----------

      Net cash used in investing activities                         (70,409)        (8,428)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from bridge loan                                       750,000             --
    Proceeds from sale of stock and equity - net of expenses      2,548,438             --
                                                                -----------    -----------

       Net cash provided by financing activities                  3,298,438             --
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,648,828        (49,079)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                            49         49,128
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                         $ 1,648,877    $        49
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

   Issuance of  common stock for conversion of bridge loan      $   750,000    $        --
                                                                ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

      The  Company  was  incorporated  in  Delaware  on  March  2,  2000  as Dr.
      Protein.Com, Inc. and on March 7, 2003 changed its name to Pacific Technology, Inc. On July 6, 2004 the Company changed its name to MRU Holdings, Inc.

      On July 8, 2004 the Company acquired 100% of the outstanding capital stock of Iempower, Inc., a privately-held Delaware corporation doing business as MyRichUncle ("Iempower"), pursuant to a Share Exchange Agreement dated as of April 13, 2004 with Iempower and it stockholders in exchange for 6,863,433 shares of common stock $0.001 par value per share, which the Company issued to the stockholders of Iempower, together with 2,136,567 common stock purchase warrants to the warrant holders of Iempower (each warrant is exercisable to purchase one share of common stock, and the warrants have a weighted average exercise price of $0.45 per share). Concurrently, and in connection with the exchange of shares, the Company also sold 100% of the outstanding capital stock of its Nevada subsidiary, Pacific Technology, Inc., to four of the Company's principal stockholders prior to the exchange of shares in exchange for 9,325,000 shares of the Company's common stock, which has been retired. Although the Company acquired Iempower as a result of the share exchange, the stockholders of Iempower hold a majority of the voting interest in the Company. Additionally, the share exchange resulted in Iempower's management and Board of Directors assuming operational control of the company.

      The Company has permanently discontinued the business of selling and distributing optical storage devices and has adopted the Iempower business plan directed primarily at providing students with funds for higher education using a proprietary approach of analyzing future repayment potential to profile and provide customized financial products to students. The Company receives financing requests from students, which the Company refers to lenders. The Company also proposes to originate federal loans, which are student loans guaranteed by the federal government and private loans. The Share Exchange has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, Iempower will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of Iempower.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

      The Company records its revenue on the accrual basis, whereby revenue is recognized when earned and expenses recognized when incurred.

      Commencing in 2002, the Company generated revenues. The Company on December 31, 2004 and 2003 had earned consulting revenue and had not earned any fees from student loan activity.

Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

      The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004 and 2003, the Company's uninsured cash balances total $1,660,057 and $-0- respectively.

Fixed Assets

      Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

      Computer network equipment                              3-5 Years
      Furniture and fixtures                                   5 Years

      Income Taxes

      The income tax benefit is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Advertising

      Costs of advertising and marketing are expensed as incurred. For the years ending December 31, 2004 and 2003 the company paid $17,577 and $0 respectively of advertising and marketing expenses.

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

      The following is a reconciliation of the computation for basic and diluted
      EPS:

                                                December 31,        December 31,
                                                   2004               2003
                                                ------------       ------------

      Net (loss)                                $ (1,871,433)      $    (49,274)
                                                ============       ============

      Weighted - average common shares            10,300,000
           Outstanding (Basic)

      Weighted - average common stock
         equivalents:
            Stock options                                 --                 --
            Warrants                                      --                 --
                                                ------------       ------------

      Weighted - average common shares
         outstanding (Diluted)                    13,209,331         10,300,000
                                                ============       ============

      For December 31, 2004 and 2003, warrants were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Fair Value of Financial Instruments

      The carrying amount reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

      Stock Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock- Based Compensation", and has adopted the enhanced disclosure provisions of SFAS No. 148, "Accounting for Stock Base Compensation - Transition and Disclosures", an amendment of SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No.123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123 and, as amended, SFAS 148.

      Recent Accounting Pronouncements

      In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the statements. The Company in 2001 impaired an intangible asset for $18,000.

      On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company's results of operations or financial position.

NOTE 3- FIXED ASSETS

      Fixed assets consist of the following at December 31, 2004 and 2003:

                                                        2004             2003
                                                      --------         --------

      Computer network equipment                      $ 68,776         $ 12,405
      Furniture and fixtures                            14,038               --
                                                      --------         --------
                                                        82,814           12,405
      Less: accumulated depreciation                   (15,693)          (1,911)
                                                      --------         --------

      Total fixed assets                              $ 67,121         $ 10,494
                                                      ========         ========

      Depreciation expense for the years ended December 31, 2004 and 2003 were $13,782 and $1,547, respectively.

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

      There was no provision for income taxes for the years ended December 31, 2004 and 2003.

      At December 31, 2004 and 2003, the Company had accumulated deficits approximating $2,313,441 and $442,008 respectively, available to offset future taxable income through 2023.

                                                       2004              2003
                                                    ---------         ---------

      Deferred tax assets                           $ 694,032         $ 132,602
      Valuation for deferred asset                   (694,032)         (132,602)
                                                    ---------         ---------

      Totals                                        $      --         $      --
                                                    =========         =========

NOTE 5- STOCKHOLDERS' EQUITY

      Common Stock

      There were 50,000,000 and 22,100,000 shares of common stock authorized, with 13,586,201 and 10,300,000 shares issued and outstanding at December 31, 2004 and 2003, respectively. The par value for the common stock is $.001 per share.

      The following details the stock transactions for the year ended December 31, 2004.

      The Company issued 6,863,433 shares of common stock in exchange with the Iempower shareholders to retire 10,300,000 shares of Iempower stock that were outstanding as of July 8, 2004.

      The Company issued an additional 466,519 shares of common stock to Iempower shareholders to complete the recapitalization at July 8, 2004.

      The Company converted a Bridge Loan of $750,000 for 468,750 shares of common stock valued at $1.60 per share.

      The Company issued 2,187,500 shares of common stock at a value of $1.60 per share.

      Preferred Stock

      There were 5,000,000 and 3,000,000 shares of preferred stock authorized, with 0 and 900,000 issued and outstanding as of December 31, 2004 and 2003. The par value for the preferred shares is $.001 per share.

      Warrants

      At December 31, 2004 and 2003 there were 3,215,757 and 7,324,375 warrants outstanding respectively.

NOTE 6- LONG TERM DEBT

      On April 1, 2004, the Company received a bridge loan in the amount of $750,000, bearing interest at 5% per year based on a 360 day year. The note matures the earliest of 1.) September 30, 2004 or 2.) Consumation of the Share Exchange. If the Share Exchange is consummated prior to the maturity date, the Lender shall cause Pacific Technology and Brean Murray & Company to exchange the note for the number of units equal to the quotient obtained by dividing (a) the sum of the outstanding principal and all other amounts due hereunder on the date of the Share Exchange by (b) $1.60 (the per unit price of a unit sold to an investor in the offering. As of July 8, 2004, the entire principal and accrued interest on the bridge loan was converted in connection with the Share Exchange into 475,000 shares of the Company's common stock at $1.60 per share and warrants to acquire 88,433 shares of the common stock at an exercise price of $2.00 per share.

NOTE 7 - CREDIT LINE

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

NOTE 8- PATENTS

      The Company has a patent pending for a business method. This business method enables the company to provide customized financial products to consumers.

NOTE 9- COMMITMENTS AND CONTINGENCIES

      Employment Agreements

      The Company has three employment agreements with key management personnel. The terms of these agreements range between one and five years.

      Related Party Transactions

      Before July 1, 2004 the Company was paying rent to a related party which amounted to $19,750 for the year ended December 31, 2003. The Company has signed a new operating lease for one year at an annual payment of $130,000. The Company has prepaid this amount and at December 31, 2004 has $65,000 of rent included in prepaid expenses and other current assets of $174,556 at December 31, 2004.

NOTE 10- SUBSEQUENT EVENTS

      Series A Convertible Preferred Stock

      On January 27, 2005, the Company filed a Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock, par value $0.001 per share (the Certificate of Designation) with the Secretary of State of the State of Delaware. Pursuant thereto, the Company authorized 4,500,000 shares of its preferred stock to be designated as Series A Convertible Preferred Stock and issued or offered at a purchase price equal to $3.50 per share. A total of 3,250,006 shares of the Series A Preferred Stock has been sold by the Company in the private placement transaction.

      Series A Convertible Preferred Stock (Continued)

      The Series A Preferred Stock is convertible at any time into common stock of the Company at a price of $3.50 per share subject to adjustment for future stock issuances, splits, dividends, and recapitalizations. Cumulative dividends of 4% per annum are payable quarterly in cash or additional shares of Series A Preferred Stock. The Series A Preferred Stock has no voting rights except on certain defaults in payment of dividends and as otherwise required by law. The Company has the right to redeem the Series A Preferred Stock at any time if the common stock into which the shares of Series A Preferred Stock are to be converted has been registered and listed for trading on the market where the common stock of the Company is then traded and the closing price of the common stock exceeds a 15% premium of the conversion price per share for 20 out of 30 consecutive trading days. In the event of a change in control of the Company, the holders of the shares of Series A Preferred Stock will have the right to request and receive, within the specified periods, redemption of their shares of Preferred Stock at $3.50 per share plus any accrued and unpaid dividends.

      On February 4, 2005, contemporaneously with and as a condition to the transaction described, the Company sold 3,250,006 shares of its Series A Convertible Preferred Stock (Series A Preferred Stock) at a price of $3.50 per share to certain accredited investors in a private placement transaction. The Company received gross aggregate proceeds of $11,375,000 from the sale of these securities.

      Credit Line with Nomura Credit & Capital, Inc.

      On February 4, 2005, MRU Lending, Inc. ("MRU Lending"), an indirect wholly-owned subsidiary of MRU Holdings, Inc. (the "Company") entered into a credit agreement (the "Credit Agreement"), by and among Nomura Credit & Capital, Inc. as Agent ("Nomura"), a subsidiary of Nomura Holdings, Inc., and the institutions from time to time party thereto as lenders, pursuant to which the lenders have agreed to provide MRU Lending with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. The loans under the Credit Agreement are secured by, among other things, a lien on all of the student loans financed under the Credit Agreement and any other student loans owned by MRU Lending and not otherwise released, together with a pledge of 100% of the capital stock of MRU Lending. The Credit Agreement contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. The Credit Agreement also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, breaches of certain representations and warranties, the bankruptcy of MRU Lending or MRU
      Lending Holdco LLC, MRU Lending's direct parent and wholly-owned subsidiary of the Company, failure to maintain certain net worth ratios, a material adverse change in MRU Lending's ability to originate student loans, and failure of the Company to indirectly own 100% of the outstanding capital stock of MRU Lending. The facility will have a term of three years. As a result of this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to 27.5% ownership interest in the Company on a diluted basis.