Form 10KSB/A
period 2004-12-31
MRU HOLDINGS INC
filed 2005-04-29
CIK 1145202

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                               MRU HOLDINGS, INC.
--------------------------------------------------------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices on the Over the Counter Bulletin Board on April 20, 2005 was approximately $39,999,541.

The number of shares outstanding of the issuer's common stock, $0.001 par value, as of the latest practicable date: 13,586,201 shares as of April 20, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

                                TABLE OF CONTENTS


PART I
   ITEM 1.      DESCRIPTION OF BUSINESS..............................................................................1
   ITEM 2.      DESCRIPTION OF PROPERTY..............................................................................9
   ITEM 3.      LEGAL PROCEEDINGS....................................................................................9
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................9

PART II

   ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................................9
   ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS................................................................10
   ITEM 7.      FINANCIAL STATEMENTS................................................................................11
   ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................11
   ITEM 8A.     CONTROLS AND PROCEDURES.............................................................................12

PART III

   ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS....................................................................12
   ITEM 10.     EXECUTIVE COMPENSATION..............................................................................16
   ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................17
   ITEM 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................19
   ITEM 13      EXHIBITS AND REPORTS ON FORM 8-K....................................................................19
   ITEM 14      PRINCIPAL ACCOUNTANT AND FEES AND SERVICES..........................................................20

   EXHIBIT INDEX ...................................................................................................22
   FINANCIAL STATEMENTS............................................................................................F-1

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

Credit Model

Current traditional credit scoring takes into account only an individual's history, not his or her future potential. Corporate credit markets take into account not only a borrower's payment history, but also the expectations of a borrower's future cash flow as well to determine both credit worthiness and credit limits. Similarly, we take a more holistic approach to consumer credit by assessing not only an individual's credit score, but also his or her expected future repayment capability. We have developed a robust proprietary data system that analyzes a wider range of data to compute an individual's estimated future repayment capability. This estimate can be used in a variety of ways, including determining an individual's ability to service debt. This innovation enables us to more intelligently profile consumers and provide them with customized financial products. We are focused initially on top tier schools in each discipline because of the predictability and excellent performance of their students, and will expand into successively lower tiered schools upon proving our underwriting methodology. Top tier schools are those ranked in the top 550 nationally for their disciplines. The median starting salary for our target schools will be well above national averages. We plan to concentrate on the loan applicant's future employment prospects and have discovered that unemployment rates for professional graduate degree holders are extremely low. We will take a more disciplined approach to the market, initially, particularly in our first year and target highly qualified, professionally inclined students attending top universities. Upon achieving market penetration in this demographic, we will branch tier-wise into other tiers of schools.

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

Employees

As of April 20, 2005 we had 12 full time employees. We also have 16 independent contractor relationships. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

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


                                                      High             Low
                                                   ---------         --------
Fiscal year 2004

Quarter ended December 31, 2004 .............      $    5.50         $   3.89
Quarter ended September 30, 2004 ............      $    4.30         $   0.01
Quarter ended June 30, 2004 .................      $   0.065         $   0.01
Quarter ended March 31, 2004 ................      $    0.02         $   0.01


As of April 20, 2005, there were approximately 54 holders of record of our Common Stock.

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

                                    PART III

Item 9.  Directors and Executive Officers.

Set forth below is certain information regarding our directors, key personnel, and members of our advisory board.


Name                          Age               Position
----                          ---               --------
Edwin J. McGuinn, Jr.         53                Chairman and CEO
Raza Khan                     27                Co-Founder, President and Director
Vishal Garg                   27                Co-Founder, Executive Vice President, CFO and Director
M. Paul Tompkins              45                Director
Richmond T. Fisher            46                Director
Phillip J. Sbrochi            56                Special Securitization Advisor
Jeremy Weiner                 30                Director of Marketing
Rodney Landrum                36                Senior Vice President of School Channel Sales
Jason Hare                    31                Vice President
Randy Rasmussen               39                Controller

Edwin J. McGuinn, Jr., Chairman and CEO - In addition to his duties at MRU, Mr. McGuinn is also the President of eLOT, Inc and its subsidiary interest eLottery.com (formerly known as Executone, Inc), a telephony services and e-commerce provider for the governmental lottery industry. Prior to joining eLOT, Mr. McGuinn was President and CEO of Automated Trading Systems, Inc. (LimiTrader.com), an institutional electronic trading system for new issue and secondary corporate bonds. From 1992 to 1997, Mr. McGuinn was Senior Managing Director and Head of the Equity Products for Rodman & Renshaw and Mabon Securities specializing in mid-cap research and corporate finance for consumer services, specialty finance, health care and technology companies. From 1981 to 1992, Mr. McGuinn was a managing director and member of Lehman Brothers Fixed Income Operating Committee. While at Lehman Brothers, Mr. McGuinn was responsible for developing Lehman's global presence in U.S. fixed income arbitrage and international fixed income trading, sales and research. During 1973 to 1981, Mr. McGuinn was a Senior Manager with Ernst & Young in the audit and management consulting divisions. Mr. McGuinn sits on the advisory board of a venture capital company, the board of directors of NeoVision, Inc., a decision management software company and several civic and charitable organizations. Mr. McGuinn received a Bachelor of Arts in Mathematics and Economics from Colgate University and a Master of Science in Accounting from New York University. He holds NASD Series 7, 8, and 24 licenses along with a CPA license from the State of New York.

Raza Khan, Co-Founder, President, and Director - Prior to MRU, Mr. Khan co-founded Silk Road Interactive, a consulting company advising clients on business and financial strategy, brand development and marketing, and technology. Mr. Khan worked with clients such as Sony Music, the White House Historical Association, Computers4Sure, Blades Board Skate, and RMH, a
subsidiary of Advanta, among others. Mr. Khan has collaborated on the development of various innovations in the financial services sector including the development of human capital based investment instruments for which he has been cited in numerous articles and news segments including the Financial Times and CNN. He has lectured at the CATO Institute and the Harvard Business Club
regarding  investing  in  human  capital.   Mr.  Khan  also  attended  New  York
University.

Vishal  Garg,  Co-Founder,  CFO,  and  Director - Prior to MRU,  Mr.  Garg was a
Founder & Managing Partner at 1/0 Capital LLC and Schwendiman Technology Partners LLC - hedge funds focused on investments in emerging markets with approximately $125 million in combined firm assets. At Schwendiman, Mr. Garg managed a group of funds focused on emerging markets for large clients such as Bank Julius Baer, Credit Suisse Group, Republic National Bank / HSBC, Pictet & Cie., among others. In addition, he was the portfolio manager for a $15 million frontier markets managed account for Goldman, Sachs Commodities Corp. Prior to 1/0 and Schwendiman, Mr. Garg was with Morgan Stanley in the Latin America Investment Banking and M&A groups with a focus on telecom, technology and media companies. Prior to Morgan Stanley, he was with VZB Partners, as the Asia Pacific Portfolio Manager for the Strategos Fund, managing an investment portfolio of approximately $50 million, and co-managing a $10 million managed account for Rockefeller & Co. Mr. Garg graduated Beta Gamma Sigma with highest honors from the Stern School of Business at New York University.

M. Paul Tompkins, Director - Mr. Tompkins is the President of Tompkins Insurance Services Ltd. of Toronto, Canada, an insurance broker and advisor for life insurance and related services in estate planning and for pension and other benefit programs. He has served in this capacity since 1990.

Richmond T. Fisher, Director - Mr. Fisher is the Co-Founder and Managing Director of RaceRock Capital Partners, LLC, a closely-held private equity firm located in Stamford Connecticut that provides expansion and acquisition capital to growth companies. Prior to joining RaceRock Capital Partners, Mr. Fisher was Founder and Managing Partner of Race Point Partners, LLC, a specialized business consulting firm serving private equity, venture capital, banks, and other organizations in need of specialized executive skills in the areas of risk assessment, stressed and distressed portfolio assessment, interim executive leadership and business turnaround. Prior to founding Race Point Partners, Mr. Fisher was Senior Vice President of Global Sales with Standard & Poors Investment Services and a member of their senior operating committee from January 2000 through April 2002. In addition, Mr. Fisher held the position of President and Chief Executive Officer at Standard & Poors Securities, Inc. in 1998 and 1999. Mr. Fisher currently holds NASD Series 7, 24 and 63 licenses.

Phillip J. Sbrochi, Special Securitization Advisor - Mr. Sbrochi spent 29 years at Bank One Corp. where he was most recently the Head of National Retail Lending, which included the Student Loan Business for Bank One Ohio Corp. Bank One was the second largest Federal Loan player after Sallie Mae. Mr. Sbrochi is presently working as a consultant for a Midwestern regional bank, guiding the development of a liquidation model for delinquent and charged-off loans. Prior to consulting, Mr. Sbrochi founded Break-Thru Financial Company, LLC. At Bank One, Mr. Sbrochi previously served as Manager in Installment Loans and Vice President of the Retail Loan Division, managing the origination and servicing of all retail loan products, such as Student Loans. Later, Mr. Sbrochi became Executive Vice President and Manager of the National Retail Lending Division and moved to Banc One Capital Corporation as Managing Director of the Specialty Finance Mezzanine Fund. Mr. Sbrochi holds an MBA from Capital University in Columbus Ohio and a BS in Business Administration from The Ohio State University.

Jeremy Weiner, Director of Marketing - Mr. Weiner has a proven track record of building strong relationships with the nation's K-12 schools and corporations. He was founder and President of Cover-It, which distributed educational products to over 40,000 K-12 schools and 30 million students throughout the nation. Mr. Weiner sold Cover-It to Primedia. Cover-It customers included Fortune 500 clients such as, Apple Computers, Kellogg's, Dole Foods, Mc Donald's, Dr Pepper, General Mills and many more. Mr. Weiner currently serves on the board of Game On Media. Mr. Weiner has a Bachelors Degree in Entrepreneurship and Marketing from Babson College.

Rodney Landrum, Senior Vice President of School Channel Sales - Prior to MRU, Mr. Landrum was Vice President and West Regional Manager for Key Bank, Education Resources managing a territory with loan approvals of approximately $400 million and 785 active accounts. Key Education Resources is one of the leading education leaders with almost $2 Billion in originations annually. He was responsible for leadership of sales staff for 19 western states marketing tuition payment plans, undergraduate, graduate and professional alternative loans and Federal loan products. Mr. Landrum began his career with Key Bank in 1997 in San Diego, CA managing California, Arizona and Nevada. Prior to Key Bank, he worked at Northwest Education Loan Association (NELA) for 6 1/2 years. NELA is the designated FFELP guarantee agency for Washington and Idaho. He worked in various different departments at NELA including Marketing, Policy, Claims and Customer Service. Mr. Landrum has Bachelor Degrees in Marketing and Accounting from Abilene Christian University and University of Texas, Arlington.

Jason Hare, Vice President - Prior to MRU Holdings Inc., Mr. Hare was an Assistant Vice-President in the Asset Finance Group at Financial Security Assurance ("FSA"). Mr. Hare was responsible for originating, underwriting, and structuring domestic asset-backed securitizations and lending facilities, primarily for consumer receivables. While in the Asset Finance Group, Mr. Hare was responsible for underwriting approximately $10 billion of sub-prime and near-prime auto receivables. He also participated in underwriting $500 million of other assets including small-medium size ticket equipment leases, manufactured housing, and credit cards. Mr. Hare was also responsible for managing the relationships among FSA, issuers, bankers, and rating agencies. Prior to joining the Asset Finance Group, Mr. Hare served a member of a group that supported the Asset Finance Group through monthly monitoring and reporting of transaction performance. Mr. Hare has a Bachelors Degree in Finance from Boston College and a MBA from Fordham University (New York).

Randy Rasmussen, Controller - From May 2001 to joining the Company, Mr. Rasmussen held the position of Controller for several New York based companies including Waterfront Media, Inc., a capitalized venture-stage Internet media company, and venture-stage software companies CapitalThinking, Inc. and NewVision Hypersystems, Inc. Prior to that time, Mr. Rasmussen was Director of Finance and Administration for Always-On Inc. (acquired by Veracicom Inc.), a venture stage Internet applications service provider. Mr. Rasmussen has Bachelors of Science Degree in Business Administration from Creighton University and a Masters Degree in Business Administration from the University of Pittsburgh. Additionally, Mr. Rasmussen is a Certified Public Accountant.

                                 Advisory Board

Stan Davis - Mr. Davis is an independent author and public speaker based in Boston as well as the senior research fellow at the Ernst & Young Center for Business Innovation in Cambridge, Massachusetts. With a doctorate in the social sciences and an honorary doctorate in humanities, he then spent two decades on the faculties of the Harvard Business School, and Columbia and Boston University. He is well known as a visionary business thinker who advises leading companies and fast-growing enterprises around the world, and as the author of many influential, best-selling books including Blur, Future Perfect, 2020 Vision, and The Monster Under the Bed. Future Wealth, his tenth book, speaks about the securitization of human capital.

Robert A. Farmer - Mr. Farmer is chairman of the board of directors and chief executive officer of AMG International. Mr. Farmer was the vice chairman and is still a director of International Data Group (IDG), the world's largest information technology publishing firm. Mr. Farmer was treasurer of the Democratic National Committee from 1989 to 1991, when he resigned to become treasurer of the first Clinton/Gore presidential campaign. Following Mr. Clinton's election, Mr. Farmer resigned from IDG to become chairman and chief executive officer of GEC Alsthom, N.A., a manufacturer of high-speed rail equipment, power plants and cruise ships. Mr. Farmer was subsequently appointed the U.S. Consul General to Bermuda, a position he held from 1994 to 1999. Mr. Farmer holds a law degree from Harvard Law School and a BA from Dartmouth College.

Mark Kantrowitz - Mark Kantrowitz is the founder and publisher of Finaid.org, the definitive site for financial aid and the director of advanced projects for FastWeb, the largest and most popular free scholarship search. FinAid has a stellar reputation in the educational and financial aid community as the best Web site of its kind. Every major newspaper and personal finance magazine in the country has reviewed the site. Previously, Mr. Kantrowitz was a research scientist at Just Research, the US software laboratory for Justsystem Corporation of Japan and a Ph.D. candidate in computer science at Carnegie Mellon University (CMU). He has Bachelor of Science degrees in mathematics and philosophy from MIT and a Master of Science degree in computer science from CMU. He has previously been employed at the MIT Artificial Intelligence Laboratory, the Center for Excellence in Education, Bitstream Inc., and the Planning Research Corporation.

Michael L. Robertson - Michael L. Robertson is a highly successful and widely recognized entrepreneur focusing on new markets. He spearheaded revolutions in the media and software business and is currently the founder and chief executive officer of Lindows.com, a consumer software company that creates choice in the operating system marketplace. Mr. Robertson served as Chief Executive Officer and Chairman of the Board at MP3.com since March 1998.

Gobind Sahney - Gobind Sahney is the founder of GO Services, a leading servicing and collections agency. Mr. Sahney also founded YES, Inc. a successful consumer finance (credit card) marketing organization affiliated with MBNA America Bank. He is also the founder of Sahney and Company, an investment management firm specializing in private equity and alternative investment deal/transaction evaluation and valuation for companies interested in the Asia-Europe-USA corridor. He also advises clients in the specific functions of corporate finance and mergers and acquisitions. Mr. Sahney has over 15 years experience in corporate finance, credit and business management; has past experience in public and private accounting; in mortgage banking, and with a private investment partnership. He serves as director of Herbonics, Inc. and International Metal Products (Asia) Pte.Ltd.(Singapore). Mr. Sahney is also a member of the Babson College Board of Trustees, the Babson College Asian Advisory Board, and a trustee of The Scripps Whittier Institute for Diabetes (Chairman, 2001).

Communications with the Board of Directors. The Board has established a process for shareholders to communicate with members of the Board. If you would like to contact the Board, you can do so by forwarding your concern, question or complaint to the Company's Corporate Secretary, Louis W. Zehil, at 1345 Avenue of the Americas, New York, New York 10105.

Audit Committee and Audit Committee Financial Expert. Given our limited operations and resources, and the limited size of our management team, we do not have an audit committee or, therefore, an audit committee financial expert. At such time as our respective operations and management structure permit, we intend to establish an audit committee of independent directors and designate an audit committee financial expert to serve thereon.

Procedure for the Consideration of Board Candidates Submitted by Stockholders. The Board of Directors has adopted procedures for the submission of director nominees by stockholders for consideration by the Board. If a determination is made that an additional director is required, the Board will consider nominees submitted by the Company's stockholders. Stockholders can submit qualified names of nominees for director by writing to our Corporate Secretary, Louis W. Zehil at 1345 Avenue of the Americas, New York, New York 10105. For such nominee to be considered, the nomination must be received by the Corporate Secretary not less than 90 days prior to the date of the Company's proxy materials for the preceding year's annual meeting and the nomination must include the following information:

      o the name and address of the proposing stockholder as it appears on the Company's books and the number of shares of Common Stock that are owned beneficially by such stockholder (if the stockholder is not a holder of record appropriate evidence of the stockholder's ownership must be submitted with the nomination);

      o     the name, address and contact information of the nominee;

      o     a statement of the nominee' business and educational experience;

      o detailed information about any relationship or understanding between the proposing stockholder and the nominee or any other stockholder or group of stockholders; and

      o a statement that the nominee is willing to be considered and willing to serve as a director if nominated and elected.

Code of Ethics. We have adopted a code of ethics which is applicable to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be requested without charge by contacting the Company at its principal executive offices located at 500 Lexington Avenue, New York, New York 10022.

Item 10. Executive Compensation.

Summary Compensation Table

The following table summarizes the annual compensation paid to the Company' named executive officers for the three years ended December 31, 2004, 2003 and 2002:

         ------------------------------------- ----------- ----------- ------------ -------------------
                                                                                        Securities
                                                                                        Underlying
                                                             Annual                    Options/SARs
                  Name and Position               Year       Salary       Bonus            (#)
         ------------------------------------- ----------- ----------- ------------ -------------------
         Ed McGuinn                               2004      $83,500                      410,000
         Chief Executive Officer                  2003         --          --
                                                  2002         --          --
         ------------------------------------- ----------- ----------- ------------ -------------------
         Raza Khan                                2004      $120,332                     200,000
         President                                2003
                                                  2002         --          --
         ------------------------------------- ----------- ----------- ------------ -------------------
         Vishal Garg                              2004      $120,332                     200,000
         Executive Vice President and Chief       2003
         Financial Officer                        2002         --          --
         ------------------------------------- ----------- ----------- ------------ -------------------

Option/SAR Grants in Last Fiscal Year


  ------------------------------------------ ------------- -------------- -------------- --------------
              Name and Position              No. of         Percent of     Exercise Of    Expiration
                                            Securities        Total        Base Price        Date
                                            Underlying       Options         ($/SH)
                                             Options        Granted to
                                                           Employees in
                                                            Fiscal Year
  ------------------------------------------ ------------- -------------- -------------- --------------
  Edwin J. McGuinn, Chief Executive Officer    410,000        42.26%          $1.60        7/8/2014
  ------------------------------------------ ------------- -------------- -------------- --------------
  Raza Khan, President                         200,000         20.6%          $1.00        7/8/2014
  ------------------------------------------ ------------- -------------- -------------- --------------
  Vishal Garg, Executive Vice President
  and Chief Financial Officer                  200,000         20.6%          $1.00        7/8/2014
  ------------------------------------------ ------------- -------------- -------------- --------------

Aggregate Option Exercises in Last Fiscal Year

None of our named executive officers exercised stock options in 2004.

Employment Agreements

We have entered into an executive employment agreement with our Chairman and CEO, Edwin J. McGuinn, Jr. The employment agreement provides for an initial annual base salary of $200,000. The agreement provides for a minimum annual increase in base salary of 10% and additional increases at the discretion of the Board of Directors. The employment agreement also provides for a minimum annual performance-based bonus of $50,000 and bonuses in excess thereof at the discretion of the Board of Directors. Under the agreement, Mr. McGuinn will also receive options to purchase up to 410,000 shares of our common stock made available under our 2004 Omnibus Incentive Plan (the "Plan"), which vest quarterly and become fully exercisable on November 1, 2005. Subsequent grants of stock options shall vest and be exercisable pursuant to the terms and conditions of the Plan. The exercise price of the 410,000 options will be $1.60 per share and the exercise price of any future option will be the fair market value of our common stock on the date such options are granted. Under the agreement, the Company is required to grant Mr. McGuinn 250,000 options at an exercise price of $3.00 per share, 25% of which vest and become exercisable on the grant date and an additional 12.5% vesting and becoming exercisable on the first day of each quarter thereafter, if the Company increases the number of shares of Common Stock available under the Plan.

Mr. McGuinn's employment agreement expires on November 11, 2007, subject to extension or earlier termination. The agreement provides that if Mr. McGuinn is terminated by us without cause or if he terminates his employment agreement for good reason, he will be entitled to his base salary, guaranteed bonus and all health and benefits coverage until the expiration date of his employment agreement, plus one year of severance pay. At the election of Mr. McGuinn, in the event of such termination, his base salary and guaranteed bonus is payable by the Company within 45 days after his last day of employment. Additionally, all stock options granted to him will immediately vest.

Under the agreement, good reason includes any of the following occurring without the consent of Mr. McGuinn: an adverse change resulting in a diminution in his duties and responsibilities; an adverse change in his title; a change in control of the Company, or a significant relocation of the Company's office. His employment agreement prohibits Mr. McGuinn from competing with us, or soliciting our customers or employees, in the United States for a period of two years from the date of their termination of employment.

We have also entered into executive employment agreements with Vishal Garg and Raza Khan. Each employment agreement provides for an initial annual base salary of $150,000. The agreements provide for a minimum annual increase in base salary of 10% and additional increases at the discretion of the Board of Directors. Each employment agreement also provides for a minimum annual performance-based bonus of $50,000 and bonuses in excess thereof at the discretion of the Board of Directors. Under the agreements, each executive will also receive options to purchase up to 20% of the shares of our common stock made available under the Plan, 50% of which will vest immediately and the remaining 50% will vest on the first anniversary of the grant date. Subsequent grants of stock options shall vest and be exercisable pursuant to the terms and conditions of the Plan. Additionally, during each calendar quarter during the term of the agreement, each executive will receive options to purchase an additional 5% of the shares of our common stock made available under the Plan. The exercise price of all options will be the fair market value of our common stock on the date such options are granted.

Each employment agreement expires on April 1, 2009, subject to extension or earlier termination. Each employment agreement provides that if Messrs. Garg and Khan are terminated by us without cause or if they terminate their employment agreements for good reason, they will be entitled to their base salary, guaranteed bonus and all health and benefits coverage until the expiration date of their employment agreements, plus one year of severance pay. At the election of the executive in the event of such termination, the executives base salary and guaranteed bonus is payable by the Company within 45 days after his last day of employment. Additionally, all stock options granted to them will immediately vest.

Under the agreements, good reason includes any of the following occurring without the consent of the executive: an adverse change resulting in a diminution in the executive's duties and responsibilities; an adverse change in the executive's title; or a change in control of the Company. Each employment agreement prohibits Messrs. Garg and Khan from competing with us, or soliciting our customers or employees, in the United States for a period of one year from the date of their termination of employment.

Compensation of Directors. We reimburse the non-employee directors for their reasonable out-of-pocket expenses related to attending meetings of the Board of Directors. Management directors do not receive any compensation for their services as directors other than the compensation they receive as our officers.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock on a diluted basis including the exercise of all options and warrants as of April 20, 2005 by (i) each person who, to our knowledge, beneficially owns, or upon completion of the Offering will beneficially own, more than 5% of our Common Stock; (ii) each of our directors and executive officers of the Company; and (iii) all of our executive officers and directors as a group:

Name of                                                           Percent
Beneficial Owner                                  Amount (1)      of Class
----------------                                  ----------      --------

Edwin J. McGuinn, Jr.(2)                           350,660           1.19
Raza Khan(3)                                     3,440,569          11.76
Vishal Garg(4)                                   3,286,238          11.23
M. Paul Tompkins(5)                                 79,434              *
Nomura Credit & Capital, Inc. (6)                6,545,004          22.37
                                              ------------- --------------
All directors and named executive
 officers as a group                             7,156,901          24.46


(1) Beneficial ownership is calculated based on 29,257,413 shares of our Common Stock on a diluted basis including the exercise of all options and warrants exercisable within 60 days of April 20, 2005. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 20, 2005. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable.

(2) Includes 98,785 shares of Common Stock underlying warrants and 205,000 shares of Common Stock underlying options exercisable within 60 days of April 20, 2005.

(3) Includes 858,006 shares of Common Stock underlying warrants and 100,000 shares of Common Stock underlying options exercisable within 60 days of April 20, 2005.

(4) Includes 865,586 shares of Common Stock underlying warrants and 100,000 shares of Common Stock underlying options exercisable within 60 days of April 20, 2005.

(5) Includes 9,434 shares of Common Stock underlying warrants and 20,000 shares of Common Stock underlying options exercisable within 60 days of April 20, 2005.

(6) Includes 6,545,004 shares of Common Stock underlying warrants exercisable within 60 days of April 20, 2005.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2004, the number of securities outstanding under the Company's stock option plan, the weighted average exercise price of such options, and the number of options available for grant under such plan:

-------------------------------- ------------------------ ---------------------------- ----------------------------
                                                                                                   (c)
                                                                                          Number of securities
                                           (a)                      (b)                  remaining available for
                                  Number of securities     Weighted average exercise      future issuance under
                                     to be issued on         price of outstanding       equity compensation plans
                                       exercise of           options, warrants and        (excluding securities
                                  outstanding options,              rights               reflected in column(a))
                                   warrants and rights
-------------------------------- ------------------------ ---------------------------- ----------------------------
Equity compensation plans
approved by security holders             978,500                     $1.13                       530,000
-------------------------------- ------------------------ ---------------------------- ----------------------------

Equity compensation plans non
approved by security holders
-------------------------------- ------------------------ ---------------------------- ----------------------------

Totals                                   978,500                     $1.13                       530,000
-------------------------------- ------------------------ ---------------------------- ----------------------------

Item 12.  Certain Relationships and Related Transactions.

On March 28, 2003, the Company issued for cash, a convertible note payable in the amount of $110,000 to a related party. Pursuant to the terms of the agreement, the note accrued interest at the rate of 8% per annum and was due and payable, together with interest, on May 26, 2004. The note contained a conversion feature allowing the related party, with proper notice, to convert the note into 5,500,000 shares of the Company's Common Stock at $0.02 per share. In connection with the Share Exchange this Note was forgiven and is no longer outstanding.

Item 13.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are to be filed as part of this report:

----------------------- -------------------------------------------------- --------------------------------------------------
Exhibit No.             Description                                        Incorporated by Reference to Filings Indicated
----------------------- -------------------------------------------------- --------------------------------------------------
3.1                     Certificate of Incorporation                       Exhibit 3.1 to Company's Registration Statement
                                                                           on Form SB-2 (No. 333-67222)
----------------------- -------------------------------------------------- --------------------------------------------------
3.2                     Certificate of Amendment to the Certificate of     Exhibit 3.1 to Company's Form 8-K dated March 7,
                        Incorporation                                      2003
----------------------- -------------------------------------------------- --------------------------------------------------
3.3                     Certificate of Designation                         Exhibit 4.1 to Company's Current Report on Form
                                                                           8-K filed on February 10, 2005 (No. 001-33487)
----------------------- -------------------------------------------------- --------------------------------------------------
3.4                     By-laws                                            Exhibit 3.2 to Company's Registration Statement
                                                                           on Form SB-2 (File No. 333-67222)
----------------------- -------------------------------------------------- --------------------------------------------------
4                       2004 Ominibus Incentive Plan                       Exhibit 4(c) to Company's Registration Statement
                                                                           on Form SB-2 filed on August 24, 2004
----------------------- -------------------------------------------------- --------------------------------------------------
10.1                    Credit Agreement between MRU Lending, Inc. and     Exhibit 10.1 to Company's Registration Statement
                        Nomura Credit & Capital, Inc., dated February 4,   on Form SB-2 filed on March 22, 2005
                        2005

----------------------- -------------------------------------------------- --------------------------------------------------
10.2                    Employment Agreement dated November 17, 2004       Exhibit 10 to Company's Pre-Effective Amendment
                        between the Company and Edwin J. McGuinn, Jr.      No. 1 to Form SB-2 filed on November 18, 2004
----------------------- -------------------------------------------------- --------------------------------------------------

----------------------- -------------------------------------------------- --------------------------------------------------
Exhibit No.             Description                                        Incorporated by Reference to Filings Indicated
----------------------- -------------------------------------------------- --------------------------------------------------
14                      Code of Ethics                                     Exhibit 14 to Company's Annual Report on Form
                                                                           10-KSB filed on March 22, 2005 (File No.
                                                                           000-33487)
----------------------- -------------------------------------------------- --------------------------------------------------
21                      Subsidiaries of the Company                        Exhibit 21 to Company's Annual Report on Form
                                                                           10-KSB filed on March 22, 2005 (File No.
                                                                           000-33487)
----------------------- -------------------------------------------------- --------------------------------------------------
23                      Consent of Bagell, Josephs & Company, LLC          Exhibit 23(a) to Company's Annual Report on Form
                                                                           10-KSB filed on March 22, 2005 (File No.
                                                                           000-33487)
----------------------- -------------------------------------------------- --------------------------------------------------
31.1                    Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Executive Officer*

----------------------- -------------------------------------------------- --------------------------------------------------
31.2                    Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Executive Officer*

----------------------- -------------------------------------------------- --------------------------------------------------
32                      Section 1350 Certifications*
----------------------- -------------------------------------------------- --------------------------------------------------

----------------

* filed herewith

Item 14.  Principal Accountant Fees and Services

Bagell, Josephs & Company, L.L.C. was the independent registered public accounting firm that audited the Company's financial statements for the fiscal years ending December 31, 2004 and 2003. The aggregate fees billed by Bagell, Josephs & Company in connection with audit and non-audit services rendered for fiscal years 2004 and 2003 are as follows:


------------------------------ ------------------------- -----------------------
                               Fiscal Year 2004          Fiscal Year 2003
------------------------------ ------------------------- -----------------------
Audit Fees(1)                       $    10,070                        --

------------------------------ ------------------------- -----------------------
Audit-related Fees(2)                        --                        --

------------------------------ ------------------------- -----------------------
Tax Fees(3)                                  --                        --

------------------------------ ------------------------- -----------------------
All Other Fees(4)                   $    18,437                        --

------------------------------ ------------------------- -----------------------
TOTAL                               $    28,508                        --

------------------------------ ------------------------- -----------------------

(1) Represents fees for professional services rendered in connection with the audit of our annual financial statements, reviews of our quarterly financial statements and advice provided on accounting matters that arose in connection with audit services.

(2) Represents fees for professional services related to the audits of our employee benefit plan and other statutory or regulatory filings.

(3) Represents fees for tax services provided in connection with general tax matters.

(4) All other fees represent fees for services provided to the Company that are not otherwise included in the categories above which consist of fees for professional services related to reviews related to various filings made by the Company with the Commission.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on April 29, 2005.


                                      MRU HOLDINGS, INC.


                                      /s/ Edwin J. McGuinn, Jr.
                                      ----------------------------
                                      By: Edwin J. McGuinn, Jr.
                                      Its: Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: April 29, 2005                  /s/ Edwin J. McGuinn, Jr.
                                      ------------------------------------------
                                      By: Edwin J. McGuinn, Jr.
                                      Its: Chief Executive Officer and Director


Date: April 29, 2005                  /s/ Vishal Garg
                                      ------------------------------------------
                                      By: Vishal Garg
                                      Its: Chief Financial Officer and Director


Date: April 29, 2005                  /s/ Raza Khan
                                      ------------------------------------------
                                      By: Raza Khan
                                      Its: President and Director

EXHIBIT INDEX

----------------------- -------------------------------------------------- --------------------------------------------------
Exhibit No.             Description                                        Incorporated by Reference to Filings Indicated
----------------------- -------------------------------------------------- --------------------------------------------------
3.1                     Certificate of Incorporation                       Exhibit 3.1 to Company's Registration Statement
                                                                           on Form SB-2 (No. 333-67222)
----------------------- -------------------------------------------------- --------------------------------------------------
3.2                     Certificate of Amendment to the Certificate of     Exhibit 3.1 to Company's Form 8-K dated March 7,
                        Incorporation                                      2003
----------------------- -------------------------------------------------- --------------------------------------------------
3.3                     Certificate of Designation                         Exhibit 4.1 to Company's Current Report on Form
                                                                           8-K filed on February 10, 2005 (No. 001-33487)
----------------------- -------------------------------------------------- --------------------------------------------------
3.4                     By-laws                                            Exhibit 3.2 to Company's Registration Statement
                                                                           on Form SB-2 (File No. 333-67222)
----------------------- -------------------------------------------------- --------------------------------------------------
4                       2004 Ominibus Incentive Plan                       Exhibit 4(c) to Company's Registration Statement
                                                                           on Form SB-2 filed on August 24, 2004
----------------------- -------------------------------------------------- --------------------------------------------------
10.1                    Credit Agreement between MRU Lending, Inc. and     Exhibit 10.1 to Company's Registration Statement
                        Nomura Credit & Capital, Inc., dated February 4,   on Form SB-2 filed on March 22, 2005
                        2005
----------------------- -------------------------------------------------- --------------------------------------------------
10.2                    Employment Agreement dated November 17, 2004       Exhibit 10 to Company's Pre-Effective Amendment
                        between the Company and Edwin J. McGuinn, Jr.      No. 1 to Form SB-2 filed on November 18, 2004
----------------------- -------------------------------------------------- --------------------------------------------------
14                      Code of Ethics                                     Exhibit 14 to Company's Annual Report on Form
                                                                           10-KSB filed on March 22, 2005 (File No.
                                                                           000-33487)
----------------------- -------------------------------------------------- --------------------------------------------------
21                      Subsidiaries of the Company                        Exhibit 21 to Company's Annual Report on Form
                                                                           10-KSB filed on March 22, 2005 (File No.
                                                                           000-33487)
----------------------- -------------------------------------------------- --------------------------------------------------
23                      Consent of Bagell, Josephs & Company, LLC          Exhibit 23(a) to Company's Annual Report on Form
                                                                           10-KSB filed on March 22, 2005 (File No.
                                                                           000-33487)
----------------------- -------------------------------------------------- --------------------------------------------------
31.1                    Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Executive Officer*
----------------------- -------------------------------------------------- --------------------------------------------------
31.2                    Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Executive Officer*
----------------------- -------------------------------------------------- --------------------------------------------------
32                      Section 1350 Certifications*
----------------------- -------------------------------------------------- --------------------------------------------------

----------------
* filed herewith

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        PAGE(S)
                                                                        -------

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
                                                 ============        ============

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)

      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                 For the Years Ended December 31, 2004 and 2003

                                                       Common Stock             Additional
                                              ----------------------------        Paid-In        Accumulated
                                                 Shares           Amount          Capital          Deficit            Total
                                              -----------      -----------      -----------      -----------      -----------
Balance, December 31, 2002
Old Company (Pacific Technology)                6,030,000      $     6,030      $    (3,020)     $    (8,738)     $    (5,728)

Acquisition, March 28, 2003                     6,895,000            6,895           30,450               --           37,345

Expenses paid by officer                               --               --            2,356               --            2,356

Net loss                                               --               --               --          (39,762)         (39,762)
                                              -----------      -----------      -----------      -----------      -----------

Balance, December 31, 2003                     12,925,000           12,925           29,786          (48,500)          (5,789)

Net loss for the six months ended
  June 30, 2004 before
  recapitalization - net                               --               --               --         (113,800)        (113,800)
                                              -----------      -----------      -----------      -----------      -----------

   Subtotal                                    12,925,000           12,925           29,786         (162,300)        (119,589)

Recapitilization elimination of

Pacific Technology of Nevada                   (9,325,000)          (9,325)         (29,786)         162,300          123,189
                                              -----------      -----------      -----------      -----------      -----------

   Subtotal                                     3,600,000            3,600               --               --            3,600

Common shares issued in share exchange
  with Iempower for recapitalization            6,863,433            6,863          470,150         (442,008)          35,005

Additional common stock issued to
  shareholders of Iempower attributable
  to the recapitalization of July 8, 2004         466,519              466             (466)              --               --

Issuance of shares in conversion
  of bridge loan and accrued interest             468,750              469          749,531               --          750,000

Common stock issued for cash,
  July 2004 - net of expenses                   2,150,000            2,150        2,455,674               --        2,457,824

Common stock issued for cash,
  October 2004                                     37,500               38           59,962               --           60,000

Net loss for the year ended
  December 31, 2004                                    --               --               --       (1,871,433)      (1,871,433)
                                              -----------      -----------      -----------      -----------      -----------

Balance, December 31, 2004                     13,586,202           13,586        3,734,851       (2,313,441)       1,434,996
                                              ===========      ===========      ===========      ===========      ===========

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

      The Company has permanently discontinued the business of selling and distributing optical storage devices and has adopted the Iempower business plan directed primarily at providing students with funds for higher education using a proprietary approach of analyzing repayment potential to profile and provide customized financial products to students. The Company receives financing requests from students, which the Company refers to lenders. The Company also proposes to originate federal loans, which are student loans guaranteed by the federal government and private loans. The Share Exchange has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, Iempower will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of Iempower.

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

            The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004 and 2003, the Company's uninsured cash balances total $1,660,057 and $-0-respectively.

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

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                 December 31,      December 31,
                                                     2004              2003
                                                 ------------      ------------

Net (loss)                                       $ (1,871,433)     $    (49,274)
                                                 ============      ============

Weighted - average common shares                   13,209,331        10,300,000
     Outstanding (Basic)

Weighted - average common stock equivalents:
      Stock options                                        --                --
      Warrants                                             --                --
                                                 ------------      ------------

Weighted - average common shares
   outstanding (Diluted)                           13,209,331        10,300,000
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