Form 10QSB
period 2005-03-31
MRU HOLDINGS INC
filed 2005-05-16
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               --------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

                        Commission file number 000-33487


                               MRU HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                         33-0954381
           --------                                         ----------
(State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                        Identification No.)

                              600 Lexington Avenue
                            New York, New York 10022
                            ------------------------
                    (Address of principal executive offices)

                                 (212) 754-0774
                   ------------------------------------------
                   (Small business issuer's telephone number)


Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [ ]

As of May 12, 2005, the latest practicable date, 13,586,201 of the issuer's common shares, $.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]           No [X]

                                TABLE OF CONTENTS

                                                                                           Page

PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet ...................................      1

              Condensed Consolidated Statements of Income ............................      2

              Condensed Consolidated Statements of Cash Flows ........................      3

              Notes to Condensed Consolidated Financial Statements ...................      4

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..........................................     15

         Item 3.   Controls and Procedures............................................     17


PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings..................................................     17

         Item 2.   Unregistered Sales of Equity Securities............................     17

         Item 3.   Defaults Upon Senior Securities....................................     18

         Item 4.   Submission of Matters to a Vote of Security Holders................     18

         Item 5.   Other Information..................................................     18

         Item 6.   Exhibits...........................................................     18

SIGNATURES ...........................................................................     20

                               MRU HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2005

                                     ASSETS

                                                                                   2005
                                                                              ------------
Current Assets:
  Cash and cash equivalents                                                   $  9,249,870
  Accounts Receivable                                                               20,246
  Prepaid expenses and other current assets                                        230,343
                                                                              ------------

    Total Current Assets                                                         9,500,459
                                                                              ------------

  Fixed assets, net of depreciation                                                151,776
                                                                              ------------

Other Assets:
  Deposits                                                                          24,263
                                                                              ------------

TOTAL ASSETS                                                                  $  9,676,498
                                                                              ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses                                            448,502
  Accrued interest expense                                                             211
  Liability for stock to be issued                                                  80,000
                                                                              ------------

      Total Current Liabilities                                                    528,713
                                                                              ------------

      TOTAL LIABILITIES                                                            528,713
                                                                              ------------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 5,000,000 shares authorized and 3,250,006
        shares issued and outstanding                                                3,250
Common  Stock, $.001 par value; 50,000,000 shares authorized,                           --
      13,586,201 issued and outstanding                                             13,586
Additional paid-in capital                                                      14,240,452
Accumulated deficit                                                             (5,109,503)
                                                                              ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       9,147,785
                                                                              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                           $  9,676,498
                                                                              ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               MRU HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                      2005            2004
                                                  ------------    ------------
OPERATING REVENUES
   Consulting income                              $      5,211    $        932
                                                  ------------    ------------

OPERATING EXPENSES
   General and administrative expenses               2,766,549          11,170
   Depreciation and amortization                        12,440             468
                                                  ------------    ------------

       TOTAL OPERATING EXPENSES                      2,778,989          11,638
                                                  ------------    ------------

NET LOSS                                            (2,773,778)        (10,706)

OTHER INCOME( LOSS)
   Interest income                                      47,397              --
   Interest expense                                    (67,781)             --
   Other expenses                                       (1,900)             --
   Unrealized loss on investment                            --          (1,500)
                                                  ------------    ------------

        TOTAL OTHER INCOME (LOSS)                      (22,284)         (1,500)
                                                  ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES          (2,796,062)        (12,206)
   Provision for income taxes                               --              --
                                                  ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES              $ (2,796,062)   $    (12,206)
                                                  ============    ============

NET LOSS PER BASIC AND DILUTED SHARES             $     (0.206)   $     (0.001)
                                                  ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                               13,586,201      10,300,000
                                                  ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               MRU HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                               2005            2004
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $ (2,796,062)   $    (12,206)
                                                                           ------------    ------------
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     USED IN OPERATING ACTIVITIES:

     Depreciation and amortization                                               12,440             468
     Unrealized loss on investment                                                   --           1,500

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in accounts receivable                                          (20,246)             --
     (Increase) in prepaid expenses and other assets                            (74,025)           (983)
     Increase (decrease) in accounts payable and accrued expenses               (12,869)         (1,018)
                                                                           ------------    ------------

     Total adjustments                                                          (94,700)            (33)
                                                                           ------------    ------------

     NET CASH (USED IN) OPERATING ACTIVITIES                                 (2,890,762)        (12,239)
                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of fixed assets                                                (97,095)             --
     (Increase) in investment                                                        --          (1,500)
     Advances                                                                        --          30,500
                                                                           ------------    ------------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (97,095)         29,000
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds froms sale of preferred stock and equity - net of expenses     10,508,850              --
     Proceeds from exercise of warrants for common stock to be issued            80,000              --
                                                                           ------------    ------------
      NET CASH PROVIDED BY  FINANCING ACTIVITIES                             10,588,850              --
                                                                           ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     7,600,993          16,761

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               1,648,877              49
                                                                           ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $  9,249,870    $     16,810
                                                                           ============    ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION

              The condensed consolidated unaudited interim financial statements included herein have been prepared by MRU Holdings, Inc. and its subsidiaries (the "Company"), (formerly known as Pacific Technology, Inc.) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The results for the three months ended March 31, 2005 may not be indicative of the results for the entire year.

              These condensed consolidated unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein.

              On July 8, 2004,  the  Company  acquired  100% of the  outstanding capital stock of Iempower, Inc., a privately-held Delaware corporation doing business as MyRichUncle ("Iempower"), pursuant to a Share Exchange Agreement, dated as of April 13, 2004, with Iempower and it stockholders in exchange for 6,863,433 shares of common stock, $0.001 par value per share (the "Common Stock"), which the Company issued to the stockholders of Iempower, together with 2,136,567 Common Stock purchase warrants to the warrant holders of Iempower (each warrant is exercisable to purchase one share of Common Stock, and the warrants have a weighted average exercise price of $0.45 per share) (the "Share Exchange"). Concurrently, and in connection with the Share Exchange, the Company also sold 100% of the outstanding capital stock of its Nevada subsidiary, Pacific Technology, Inc., to four of the Company's principal stockholders prior to the Share Exchange in consideration for 9,325,000 shares of Common Stock which has been retired.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION
                  (CONTINUED)

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

                  Commencing in 2002, the Company had generated revenues. The Company on March 31, 2005 and 2004 had earned consulting revenue and had not earned any fees from student loan activity.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

                  The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit
                  Insurance Corporation up to $100,000. At March 31, 2005 and 2004, the Company's uninsured cash balances total $9,149,870 and $ 0, respectively.

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

                  ADVERTISING

                  Costs of advertising and marketing are expensed as incurred. For the three month period ending March 31, 2005 and 2004 the Company paid $61,688 and $0 respectively of advertising and marketing expenses.

                   (LOSS) PER SHARE OF COMMON STOCK

                  Historical net (loss) per common share is computed using the weighted average number of shares of Common Stock outstanding. Diluted earnings per share ("EPS") includes additional dilution from Common Stock equivalents, such as Common Stock issuable pursuant to the exercise of stock options and warrants.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                      March 31,        March 31,
                                                        2005             2004
                                                    ------------     ----------
                  Net (loss)                        $ (2,796,062)   $   (12,206)
                                                    ============     ==========

                  Weighted - average Common Stock     13,586,201     10,300,000
                    Outstanding (Basic)

                  Weighted - average common stock
                    equivalents:
                      Stock options                           --             --
                      Warrants                                --             --
                                                    ------------     ----------
                  Weighted - average Common Stock
                    outstanding (Diluted)             13,586,201     10,300,000
                                                    ============     ==========


                  For March 31, 2005 and 2004, warrants were not included in the computation of diluted EPS because inclusion would have been antidilutive.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amount reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

                  In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, " FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to 1) record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on it's results and financial position.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 3-           FIXED ASSETS

                  Fixed assets consist of the following at March 31, 2005:

                                                           2005
                                                        ---------
                  Computer network equipment            $ 154,582
                  Furniture and fixtures                   25,327
                                                        ---------
                                                          179,909
                  Less: accumulated depreciation          (28,133)
                                                        ---------
                  Total fixed assets                    $ 151,776
                                                        =========


                  Depreciation expense for the three months ended March 31, 2005 was $12,440.

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

                  There was no provision for income taxes for the three months ended March 31, 2005 and 2004.

                  At March 31, 2005 and 2004, the Company had accumulated deficits approximating $5,109,503 and $453,415 respectively, available to offset future taxable income through 2023.


                                                       2005           2004
                                                   -----------    ----------
                  Provision for taxes              $ 2,043,801    $  181,366
                  Valuation for deferred assets     (2,043,801)     (181,366)
                                                   -----------    ----------
                  Totals                           $        --    $       --
                                                   ===========    ==========

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 5-  STOCKHOLDERS' EQUITY

              COMMON STOCK

              There were 50,000,000 and 22,100,000 shares of Common Stock authorized, with 13,586,201 and 10,300,000 shares issued and outstanding at March 31, 2005 and 2004, respectively. The par value of the Common Stock is $.001 per share.

              The Company issued 6,863,433 shares of Common Stock in exchange with the Iempower shareholders to retire 10,300,000 shares of Iempower stock that were outstanding as of July 8, 2004.

              The Company issued an additional 466,519 shares of Common Stock to
              Iempower   shareholders  for  assumption  of  certain  liabilities
              related to the Share Exchange at July 8, 2004.

              The Company converted a Bridge Loan of $750,000 for 468,750 shares of Common Stock valued at $1.60 per share.

              The Company issued 2,187,500 shares of Common Stock at a value of $1.60 per share.

              PREFERRED STOCK

              There were 5,000,000 and 3,000,000 shares of preferred stock authorized, with 3,250,006 and 900,000 issued and outstanding as of March 31, 2005 and 2004. The par value for the preferred shares is $.001 per share.

              On January 27, 2005, the Company filed a Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock, par value $0.001 per share (the "Certificate of Designation") with the Secretary of State of the State of Delaware. Pursuant thereto, the Company authorized 4,500,000 shares of its preferred stock to be designated as Series A Convertible Preferred Stock (the "Series A Preferred Stock") to be issued or offered at a purchase price equal to $3.50 per share. A total of 3,250,006 shares of the Series A Preferred Stock has been sold by the Company in a private placement transaction.

              The Series A Preferred Stock is convertible at any time into Common Stock at a price of $3.50 per share subject to adjustment for future stock issuances, splits, dividends, and recapitalizations. Cumulative dividends of 4% per annum are payable quarterly in arrears in cash or additional shares of Series A Preferred Stock. The Series A Preferred Stock has no voting rights except on certain defaults in payment of dividends and as otherwise required by law.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 5-           STOCKHOLDERS' EQUITY (CONTINUED)

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

                  In the event of a change in control of the Company, the holders of the shares of Series A Preferred Stock will have the right to request and receive, within the specified periods, redemption of their shares of Series A Preferred Stock at $3.50 per share plus any accrued and unpaid dividends.

                  On February 4, 2005, contemporaneously with and as a condition to the transaction described, the Company sold 3,250,006 shares of its Series A Convertible Preferred Stock at a price of $3.50 per share to certain accredited investors in a private placement transaction. The Company received gross aggregate proceeds of $11,375,000 from the sale of these securities.

                  WARRANTS

                  At March 31, 2005 and 2004 there were 11,442,706 and 7,324,375 warrants outstanding respectively. During February 2005, a warrant holder exercised 40,000 warrants at $2 per share. The Company received $80,000; however, the Company has not issued Common Stock for these warrants as of March 31, 2005. The Company has recorded a liability of $80,000 for stock to be issued as of March 31, 2005.

NOTE 6-           LONG TERM DEBT

                  On April 1, 2004, the Company received a bridge loan in the amount of $750,000, bearing interest at 5% per year based on a 360 day year. Pursuant to its terms, the bridge loan matured on the earlier of September 30, 2004 or consummation of the Share Exchange. If the Share Exchange was consummated prior to the maturity date, the lender was to cause Pacific Technology and Brean Murray & Company to exchange the loan for the number of units offered in the Share Exchange equal to the quotient obtained by dividing (a) the sum of the outstanding principal and all other amounts due under the loan on the date of the Share Exchange by (b) $1.60 (the per unit price of a unit sold to an investor in the offering completed in connection with the Share Exchange). As of July 8, 2004, the entire principal and accrued interest on the bridge loan was converted in connection with the Share Exchange into 475,000 shares of the Common Stock at $1.60 per share and warrants to acquire 88,433 shares of Common Stock at an exercise price of $2.00 per share.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 7 -          CREDIT LINE WITH UNIVERSAL FINANZ HOLDING AG

                  On October 25, 2004, the Company entered into a commitment letter with Universal Finanz Holding AG ("Universal") under which Universal offered to provide up to $50 million of credit support to be used as collateral security for the obligations of MRU Universal Guarantee Agency, Inc. (the "Guarantor"), a wholly owned subsidiary of the Company, as a guarantor of student loans and lines of credit arranged by the Company or banks and other financial institutions. Universal's commitment is conditioned on the satisfaction of certain conditions including the execution of an agreement providing Universal the right to purchase up to 65% ownership interest in the Guarantor and pay the purchase price for such ownership interest by releasing the Guarantor from its obligation to repay an equal amount of its outstanding obligations to Universal.

NOTE 8-           CREDIT LINE WITH NOMURA CREDIT & CAPITAL, INC.

                  On February 4, 2005, MRU Lending, Inc. ("MRU Lending"), an indirect wholly-owned subsidiary of MRU Holdings, Inc. ("the Company") entered into a credit agreement (the "Credit Agreement"), by and among Nomura Credit & Capital, Inc. as Agent ("Nomura"), a subsidiary of Nomura Holdings, Inc., and the institutions from time to time party thereto as lenders, pursuant to which the lenders have agreed to provide MRU Lending with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. The loans under the Credit Agreement are secured by, among other things, a lien on all of the student loans financed under the Credit Agreement and any other student loans owned by MRU Lending and not otherwise released, together with a pledge of 100% of the capital stock of MRU Lending. The Credit Agreement contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type.

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

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                       (FORMERLY PACIFIC TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 9-           PATENTS

                  The Company has a patent pending for a business method. This business method enables the Company to provide customized financial products to consumers.

NOTE 10-          COMMITMENTS AND CONTINGENCIES

                  EMPLOYMENT AGREEMENTS

                  The  Company  has  three   employment   agreements   with  key
                  management personnel. The terms of these agreements range between one and five years.

                  RELATED PARTY TRANSACTIONS

                  Before July 1, 2004, the Company was paying rent to a related party, which amounted to $4,920 for the three months ended March 31, 2004. The Company has signed a new operating lease for one year at an annual payment of $130,000. The Company has prepaid this amount and has $32,500 of prepaid rent included in total prepaid expenses and other current assets of $230,343 at March 31, 2005.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FUTURE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Quarterly Report reflects the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in the our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. This discussion should be read in conjunction with the consolidated financial statements including the related footnotes. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

RESULTS OF OPERATIONS

OVERVIEW

The Company executed on the following major elements of its business plan during the First Quarter of 2005:

      - Completed $3.5 million offering of the Company's Series A Preferred Stock resulting in gross proceeds of $11.375 million (See Note 2 - Summary of Significant Accounting Policies to the Notes to Condensed Consolidated Financial Statements above).

      - Completed $165 million credit facility with Nomura Credit and Capital, Inc. ("NCCI") (See Note 2 - Summary of Significant Accounting Policies to the Notes to Condensed Consolidated Financial Statements above).

      - Positioned the Company for successful launch of its student loan product offerings in the second quarter of 2005.

            o Of the Company's $2,776,549 operating expenses in the quarter ended March 31, 2005, $1,779,733 were non-recurring and related to financing and legal fees for the establishment of the NCCI credit facility and technology/operations consulting for development of the Company's proprietary loan application, processing, and funds distribution platform.

            o The Company is confident that the majority of the costs to establish the foundation of its business plan are complete and that the business plan to successfully launch its student loan product offering to the market in the second quarter of 2005 is on schedule.


FOR THE THREE MONTHS ENDED MARCH 31, 2005, COMPARED TO THE SAME PERIOD ENDING MARCH 31, 2004

REVENUES. For the three months ended March 31, 2005, we generated $5,211 in referral marketing revenue, compared to $932 in fee revenue for the three month period ended March 31, 2004.

OPERATING EXPENSES AND NET LOSS. For the three month period ended March 31, 2005, our total operating expenses were $2,778,989, compared to $11,170 for the three month period ended March 31, 2004. The majority of operating expenses incurred for the first quarter were for financing fees of $746,500 attributable to establishing the NCCI credit facility, operations consulting of $523,449 primarily attributable to outsourcing development of the Company's proprietary loan application, processing, and funds distribution technology, and $509,784 in legal expenses primarily attributable to legal costs of establishing the NCCI credit facility. Therefore, our loss from operations for the three month period ending March 31, 2005 was $2,773,778. The Company also had $67,781 in interest expense and $47,397 in interest income making our net loss before income taxes $2,796,062. This is compared to the same period ended March 31, 2004, where the Company had total operating expenses of $11,170, consisting primarily of office expenses of $8,024 and insurance expense of $3,600. Therefore, for the three month period ended March 31, 2004, the Company experienced a net loss from operations of $10,706.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $9,249,870, accounts receivable of $20,246, and total current assets of $9,500,459 as of March 31, 2005. We also had $151,776 in property and equipment, making our total assets $9,676,498. Our total current liabilities were $448,713 as of March 31, 2005. The Company had $448,502 in accounts payable and accrued expenses and $211 in accrued interest payable. For the same period ended March 31, 2004, the Company had cash of $16,810, accounts receivable of $0, and total current assets of $16,810. The Company also had $9,957 in property and equipment, making our total assets $26,767. The Company has no long-term commitments, debt, or contingencies.

OUR PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS. In the near term, we intend to use our cash on hand to support the ongoing operating and financing requirements of implementing our business plan. We believe our current liquidity should be sufficient to meet our cash needs for working capital through the next 12 months. However, if cash generated from operations and cash on hand are not sufficient to satisfy our liquidity requirements, we will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or not available at terms acceptable to the Company. If the Company is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on our business, financial conditions, results of operations and cash flow.

Our long-term liquidity will depend on the Company's ability to execute on our business plan and to commercialize our financial products and services.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

The Company's Management Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the condensed financial statements included in this Quarterly Report.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS

On February 4, 2005, the Company sold 3,250,006 shares of its Series A Convertible Preferred Stock ("Series A Preferred Stock") at a price of $3.50 per share to certain accredited investors in a private placement transaction. We received gross aggregate proceeds of $11,375,000 from the sale of these securities. The Company issued and sold the Series A Preferred Stock in reliance on the exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) thereof or Regulation D thereunder. Each purchaser represented that such purchaser was an accredited investor or not a US person, and each agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom. Each purchaser also represented such purchaser's intention to acquire the securities for investment only, and not with a view to the distribution thereof. The Company affixed appropriate legends to the stock certificates issued in such transaction. Prior to making any offer or sale, the Company had reasonable grounds to believe and believed that each purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

On February 4, 2005, in connection with the execution of a credit agreement between MRU Lending, Inc., an indirect wholly-owned subsidiary of the Company, and Nomura Credit & Capital, Inc. ("NCCI") providing a $165 million secured revolving credit facility for the origination and warehousing of private student loans, the Company issued to NCCI two warrants (the "Warrants"). Warrant No. 1 provides for the purchase of 6,545,004 shares of the common stock of the Company at an exercise price of $3.50 per share and is exercisable from the date of issuance, or February 4, 2005. Warrant No. 2 provides for the purchase of 1,454,445 shares of common stock of the Company at an exercise price of $3.50 per share and is exercisable on the earlier of the second anniversary of the date of the Credit Agreement and an Acceleration Event as defined in Warrant No.
2. The Warrants terminate on the earlier of the tenth anniversary of the issuance of the Warrants and thirty days after the failure by NCCI and the lenders to make any advances that NCCI and the lenders are required to make under the Credit Agreement. The Warrants contain customary weighted average dilution protection for issuances of securities below the $3.50 exercise price. The Company issued the Warrants in reliance on the exemptions from registration under the Securities Act set forth in Section 4(2) thereof.

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of Regulation S-B:

------------------ -------------------------------------------------- --------------------------------------------------
EXHIBIT NO.        DESCRIPTION                                        INCORPORATED BY REFERENCE TO FILINGS INDICATED
------------------ -------------------------------------------------- --------------------------------------------------
3.1                Certificate of Incorporation                       Exhibit 3.1 to Company's  Registration  Statement
                                                                      on Form SB-2 (No. 333-67222)
------------------ -------------------------------------------------- --------------------------------------------------
3.2                Certificate of Amendment to the Certificate of     Exhibit 3.1 to Company's  Form 8-K dated March 7,
                   Incorporation                                      2003
------------------ -------------------------------------------------- --------------------------------------------------
3.3                Certificate of Designation                         Exhibit 4.1 to Company's  Current  Report on Form
                                                                      8-K filed on February 10, 2005 (No. 001-33487)
------------------ -------------------------------------------------- --------------------------------------------------

------------------ -------------------------------------------------- --------------------------------------------------
3.4                By-laws                                            Exhibit 3.2 to Company's  Registration  Statement
                                                                      on Form SB-2 (File No. 333-67222)
------------------ -------------------------------------------------- --------------------------------------------------
4                  2004 Omnibus Incentive Plan                        Exhibit 4(c) to Company's  Registration Statement
                                                                      on Form SB-2 filed on August 24, 2004
------------------ -------------------------------------------------- --------------------------------------------------
10.1               Credit Agreement between MRU Lending, Inc. and     Exhibit 10.1 to Company's  Registration Statement
                   Nomura Credit & Capital,  Inc., dated February 4,  on Form SB-2 filed on March 22, 2005
                   2005
------------------ -------------------------------------------------- --------------------------------------------------
10.2               Employment Agreement dated November 17, 2004       Exhibit 10 to Company's  Pre-Effective  Amendment
                   between the Company and Edwin J. McGuinn, Jr.      No. 1 to Form SB-2 filed on November 18, 2004
------------------ -------------------------------------------------- --------------------------------------------------
14                 Code of Ethics                                     Exhibit  14 to  Company's  Annual  Report on Form
                                                                      10-KSB   filed  on  March  22,   2005  (File  No.
                                                                      000-33487)
------------------ -------------------------------------------------- --------------------------------------------------
21                 Subsidiaries of the Company                        Exhibit  21 to  Company's  Annual  Report on Form
                                                                      10-KSB   filed  on  March  22,   2005  (File  No.
                                                                      000-33487)
------------------ -------------------------------------------------- --------------------------------------------------
31.1               Rule 13a-14(a)/15d-14(a) Certification of Chief
                   Executive Officer*
------------------ -------------------------------------------------- --------------------------------------------------
31.2               Rule 13a-14(a)/15d-14(a) Certification of Chief
                   Executive Officer*
------------------ -------------------------------------------------- --------------------------------------------------
32                 Section 1350 Certifications*
------------------ -------------------------------------------------- --------------------------------------------------


--------
* filed herewith

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on May 16, 2005.

                                              MRU HOLDINGS, INC.

                                              /s/ Edwin J. McGuinn, Jr.
                                              -------------------------
                                              By: Edwin J. McGuinn, Jr.
                                              Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: May 16, 2005                                /s/ Edwin J. McGuinn, Jr.
                                                  ----------------------------
                                                  By: Edwin J. McGuinn, Jr.
                                                  Its:  Chief Executive Officer
                                                  and Director


Date: May 16, 2005                                /s/ Vishal Garg
                                                  ----------------------------
                                                  By: Vishal Garg
                                                  Its: Chief Financial Officer
                                                       and Director


Date: May 16, 2005                                /s/ Raza Khan
                                                  ----------------------------
                                                  By: Raza Khan
                                                  Its:  President and Director

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
----------------------- -------------------------------------------------- --------------------------------------------------
3.3                     Certificate of Designation                         Exhibit 4.1 to Company's  Current  Report on Form
                                                                           8-K filed on February 10, 2005 (No. 001-33487)
----------------------- -------------------------------------------------- --------------------------------------------------
3.4                     By-laws                                            Exhibit 3.2 to Company's  Registration  Statement
                                                                           on Form SB-2 (File No. 333-67222)
----------------------- -------------------------------------------------- --------------------------------------------------
4                       2004 Omnibus Incentive Plan                        Exhibit 4(c) to Company's  Registration Statement
                                                                           on Form SB-2 filed on August 24, 2004
----------------------- -------------------------------------------------- --------------------------------------------------
10.1                    Credit Agreement between MRU Lending, Inc. and     Exhibit 10.1 to Company's  Registration Statement
                        Nomura Credit & Capital,  Inc., dated February 4,  on Form SB-2 filed on March 22, 2005
                        2005
----------------------- -------------------------------------------------- --------------------------------------------------
10.2                    Employment Agreement dated November 17, 2004       Exhibit 10 to Company's  Pre-Effective  Amendment
                        between the Company and Edwin J. McGuinn, Jr.      No. 1 to Form SB-2 filed on November 18, 2004
----------------------- -------------------------------------------------- --------------------------------------------------
14                      Code of Ethics                                     Exhibit  14 to  Company's  Annual  Report on Form
                                                                           10-KSB   filed  on  March  22,   2005  (File  No.
                                                                           000-33487)
----------------------- -------------------------------------------------- --------------------------------------------------

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


----------
* filed herewith