Form 10KSB
period 2005-06-30
MRU HOLDINGS INC
filed 2005-09-28
CIK 1145202

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2005

                               MRU HOLDINGS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                        Commission file number 000-33487

          Delaware                                 33-0954381
--------------------------------------------------------------------------------
(State of incorporation)                  (Employer Identification No.)

1114 Avenue of the Americas, 30th Floor , New York, New York            10036
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (212) 754-0774
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

            600 Lexington Avenue, 3rd Floor, New York, New York 10022
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for the year ended June 30, 2005 were approximately $239,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices on NASD's OTC Bulletin Board on August 22, 2005 was approximately $39,735,000.

The number of shares outstanding of the issuer's common stock, $0.001 par value, as of the latest practicable date: 13,701,720 shares as of August 22, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): |_| Yes       |X| No

                                TABLE OF CONTENTS

PART I

   ITEM 1.   DESCRIPTION OF BUSINESS..........................................1
   ITEM 2.   DESCRIPTION OF PROPERTY..........................................9
   ITEM 3.   LEGAL PROCEEDINGS................................................9
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............10

PART II

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........10
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS............................10
   ITEM 7.   FINANCIAL STATEMENTS............................................13
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE .....................................13
   ITEM 8A.  CONTROLS AND PROCEDURES.........................................13
   ITEM 8B.  OTHER INFORMATION...............................................14

PART III

   ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS................................14
   ITEM 10.  EXECUTIVE COMPENSATION..........................................20
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT ...................................................21
   ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................22
   ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K................................23
   ITEM 14   PRINCIPAL ACCOUNTANT AND FEES AND SERVICES......................24

   EXHIBIT INDEX ............................................................26
   FINANCIAL STATEMENTS.....................................................F-1

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

                                     PART I

Item 1. Description of Business

Company History

We were incorporated under the laws of the State of Delaware on March 2, 2000. MRU Holdings is a specialty finance company who profiles and provides students with funds for higher education using a blend of current market credit practices as well as our own proprietary analytic models and decision tools. We have a prominent brand name "MyRichUncle(TM)" and highly scalable loan origination infrastructure. We utilize these assets to provide federally guaranteed and private loans to students on a referral basis. We have entered into the student lending market as a lender and originator of private student loans and plan to enter the market for federally guaranteed student loans.

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

On February 4, 2005, MRU Lending, Inc. ("MRU Lending"), an indirect wholly-owned subsidiary of the Company, entered into a credit agreement (the "Credit Agreement") with Nomura Credit & Capital, Inc. ("Nomura") which provides for a $165 million secured revolving credit facility for the origination and warehousing of private student loans (the "Student Loan Credit Facility"). The loans under the Credit Agreement are secured by, among other things, a lien on all of the student loans financed under the Credit Agreement and any other student loans owned by MRU Lending and not otherwise released, together with a pledge of 100% of the capital stock of MRU Lending. The Student Loan Credit Facility has a term of three years. Upon execution of the Credit Agreement, Nomura received warrants to purchase 7,999,449 shares of our Common Stock (the "Nomura Warrants"), equal to 27.5% beneficial ownership of the Company on a diluted basis, with an initial exercise price of $3.50 per share and which are subject to standard weighted average anti-dilution protection for issuances of securities below the initial exercise price. 22.5% of the Nomura Warrants vested on February 4, 2005 and the remaining 5% will vest on the second anniversary of the closing date of the Credit Agreement. Contemporaneously with and as a condition to the execution of the Credit Agreement, the Company sold in a private placement offering (the "Private Placement Offering") to accredited investors 3,250,006 shares of its Series A Convertible Preferred Stock at a price of $3.50 per share. In connection with the completion of the Private Placement Offering, the Company issued to its placement agents warrants to purchase 227,500 shares of Common Stock at an exercise price of $3.50 per share.

On July 25, 2005, MRU Lending and Doral Bank NY, FSB, a federally chartered savings bank in the business of originating various types of consumer loans including student loans (the "Bank"), entered into a definitive agreement providing for the Bank's origination of private student loans to qualified applicants participating in MRU Lending's private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRU Lending and the sale by the Bank and purchase by MRU Lending of such student loans.

On May 12, 2005, the Company entered into a Sublease dated April 26, 2005 with ISID Finance of America, Inc. (the "Sub-landlord") providing for the sublease of 7,685 square feet of additional office space located at 1114 Avenue of the Americas, New York, New York. The term of the Sublease ends on May 30, 2009, unless sooner terminated or canceled pursuant to the terms of the Sublease. Rental payments under the Sublease amount to $353,510.00 per annum. The obligations of the Company under the Sublease are guaranteed by, Edwin McGuinn, the Company's Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the Sub-landlord.

The Business

We are a specialty finance company that facilitates and provides students with funds for higher education. Equipped with proprietary analytical models and decision tools, we are able to profile and provide customized financial products to each student. We receive financing requests from students which we then refer to lenders. We have entered into the student lending market as a lender and originator of private student loans and plan to enter the market for federally guaranteed student loans.

We offer three primary financial products to students and financial institutions participating in the specialty finance educational lending sector. These products include private alternative student loans; guarantees for students with certain credit challenges such as the lack of a co-signor or such as a foreign resident seeking credit support to obtain domestic educational financing while attending school in the U.S.; and federally-guaranteed student loans originated by us on behalf of other lenders. We generate revenues from (i) referral or sale of federal loans, (ii) origination fees and guaranty fees, (iii) residual cash flows from the sale or securitizations of portfolios of our alternative student loans and (iv) interest surcharges related to our guarantees of student loans.

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

In addition to our unique underwriting methodology, we take a highly focused approach to our marketing while maintaining one of the most diverse sourcing channels in the industry. Of the approximately 6,400 accredited institutions of higher education in the United States, we focus only on the top 1,500 undergraduate and professional graduate institutions. The professional graduate disciplines that we target include law, business administration, engineering and medicine. We have also set limits on geographic concentrations of the loans as well as the institution-specific concentration of the loan portfolio. These criteria define our lending and marketing methods. We believe that this targeted approach will consistently yield the optimal mix of attractive pricing, acceptable credit risk and a sufficiently deep base of potential customers. In contrast, we use a highly diverse approach to sourcing potential customers which we believe will create more sustainable distribution channels than our competitors. We are one of the few companies in this sector to market directly to students. Our direct marketing channels include Internet marketing and advertising campaigns, direct mail campaigns, and our branded MyRichUncle(TM) web site. In addition, we have developed indirect origination sources including referrals from schools and universities and third party referral companies. In the future, we may also enter into private label lending arrangements with large banks and financial institutions. Equipped with our unique credit model, our focused marketing and diverse distribution channels, we are well positioned to grow in the market for higher educational products and services.

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

MRU Product Offerings

We created a suite of products to appeal to and satisfy the needs of students, their families, and participating financial institutions and to address the overall inefficiencies within the student loan market. We aim to be a one-stop shop that provides traditional and merit-based financing for higher education financing needs. Our range of products will make it possible for qualified students to obtain private and federal loans. These products include:

o Private Student Loans - Private student loans supplement financing for qualified students beyond what they can obtain through the federal government and are not guaranteed by the government. To facilitate this product, we established the Student Loan Credit Facility with Nomura which we anticipate will provide substantially all of the financing we estimate will be required. We originate loans through partnerships with selected commercial banks, purchase the originated loans after a relatively short holding period, and warehouse these loans. It is anticipated that these loans will then be either sold to loan purchasers, or to other larger financial institutions, or may be securitized. We expect to derive revenues from an origination fee generated upon the execution of the loan and our share of residual cash flows generated through the securitization or sale of the loans. Revenues from the sale of loans can either be paid upon the sale of the loan or paid over time in the form of a residual. Securitizations can provide us with residual cash flows that are paid over time. However, if we receive residuals that are paid over the life of the loan, current accounting rules allow us to book the net present value of the revenues in the period that the sale or securitization occurred.

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

o Federal Loans - We refer students' federal loan needs to other lenders. We receive a premium from such lenders for funded applications. We expect, at the appropriate time, to originate federal loans that we will sell for a larger premium to secondary market purchasers of federal loans. We will follow the government's guidelines for originating and servicing federal loans. The servicing function will be outsourced to third-party servicing providers.

Private Loans

We originate private student loans, through our bank partners, using a blend of established credit market practices as well as our own proprietary underwriting criteria, analytical models and decision tools. We established a $165 million Student Loan Credit Facility with Nomura. This facility will be used to finance our alternative student loan products. The loans eligible under the facility will be loans originated by our bank partners and purchased and held by us that meet our underwriting criteria. Eligible loans can remain under the facility for no more than 15 months at which time these loans will either be sold to a third party, repurchased by us or be securitized. The term of the Student Loan Credit Facility is three years.

We will warehouse our alternative private loans through the Student Loan Credit Facility. We will receive fees for the origination of the loans as well as revenues in the form of residuals from the sale or securitization of the loans which we will split with Nomura under the terms described herein.

Loan Guarantees

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

In October 2004, we announced that Universal Finanz Holding AG "Universal" committed to provide up to $50 million of credit support for MRUG, our guaranty subsidiary, to serve as the equity reserve against which MRUG will guaranty loans. Under the terms of the financing, Universal will have the right to purchase up to a 65% ownership interest in MRUG and pay the purchase price for such ownership interest by releasing MRUG from its obligation to repay an equal amount of its outstanding obligations to Universal under the credit support facility. If fully funded and the purchase right exercised, Universal will have a 65% ownership interest in MRUG in the form of Series "A" Perpetual Preferred Stock of MRUG. Eligible borrowers who require a guaranty will pay an upfront guaranty fee and be charged an annual fee for the term of their loan. We intend to sell the cash flows from the annual fees for their NPV. All of the fees will be divided between us and Universal at 35% and 65%, respectively, after Universal receives its reserve amount.

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

Company Operations

Marketing

We intend to leverage our brand identity in the higher education financing space. As a result of our unique name and offerings, to date we have received approximately $55 million in financing requests with minimal marketing expenditures through June 30, 2005 and approximately $425 million through the date of this filing.

We originate loans in a variety of ways. We have established a school channel sales force to reach out to high schools, colleges and universities. We focus on certain institutions and continue to nurture key relationships with individuals who opine credibly about available financing options, universities, independent researchers and institutions, as well as to work closely with people in the education finance industry.

We also form referral relationships with third-parties who wish to provide private loan products to their customer base. Many of these third-parties have a proven track-record of referring loan volume to other lenders and are interested in working with us, due to our ability to provide competitive rates and alternative sources of funding to the existing marketplace.

Additionally, rather than rely exclusively on third-party channels to originate, we market directly to students. We use a variety of direct marketing strategies to originate substantial volumes from direct interaction with students and further build a substantial customer database of individuals seeking out financing for higher education. In addition, this approach provides MRU with greater control of its distribution channels relative to its competitors who may ultimately compete with their current distribution partners.

Our website, www.MyRichUncle.com, is currently the primary means by which we convey information about our products and interacting with students. In various sections of the website, students, the financial aid community and others can learn about our products, read press pieces, and submit questions. Students can also apply online and receive customer services.

Credit Model

Current traditional credit scoring takes into account only an individual's history, not his or her future potential. Corporate credit markets take into account not only a borrower's payment history, but also the expectations of a borrower's future cash flow as well to determine both credit worthiness and credit limits. Similarly, we take a more holistic approach to consumer credit by assessing not only an individual's credit score, but also his or her expected future repayment capability. We developed a robust proprietary data system that analyzes a wider range of data to compute an individual's estimated future repayment capability. This estimate can be used in a variety of ways, including determining an individual's ability to service debt. This innovation enables us to more intelligently profile consumers and provide them with customized financial products. We focus initially on top tier schools in each discipline because of the predictability and excellent performance of their students, and will expand into successively lower tiered schools upon improving our underwriting methodology. Top tier schools are those ranked in the top 1,500 nationally for their disciplines. The median starting salary for our target schools will be well above national averages. We concentrate on the loan applicant's future employment prospects and have discovered that unemployment rates for professional graduate degree holders are extremely low. We take a more disciplined approach to the market, initially, particularly in our first year and target highly qualified, professionally inclined students attending top universities.

Customer Service

We employ a staff of customer service and technical support personnel who provide support to all users of our services. Our staff provides support via email and telephone. The responsibilities of our customer service and technical support personnel include:

o     responding to consumers' questions about the how to use our website

o     following up with consumers on the status of their credit request

o     providing support to technical and systems questions

Additionally, our on-line origination platform offers students the opportunity to obtain the loan products and other services we intend to provide. Our website is the primary means by which students request funds. Students access the website and receive information about the products. Students download applications or apply directly online. Prior to submission of the student's application, each student verifies under penalty of perjury that the information provided in his or her student financing application is true and correct to the best of his or her knowledge and belief and is made in good faith. The student authorizes the institution for which he or she is applying for funds to certify his or her academic status for the purpose of confirming eligibility for funds. The student also authorizes us, or a servicing agent, to investigate creditworthiness and to furnish information concerning the application to consumer reporting agencies and other persons who may legally receive such information.

Servicing and Collections

At this time we are acting purely as a loan originator and are not actively servicing our loan portfolio. We have outsourced the servicing function to a third party, who remits funds collected to us along with monthly activity reports.

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

Intellectual Property

We regard our intellectual property as important to our success. We rely on a combination of patent, trademark, copyright law, and trade secret protection to protect our proprietary rights. We have applied for a U.S. patent and filed a Patent Cooperation Treaty international patent application on our online loan market process. We are also pursuing the protection of our intellectual property through trademark and copyright registrations. We have filed an application to register MyRichUncle(TM) as a trademark in the United States. We consider the protection of our trademarks to be important for maintenance of our brand identity and reputation. We cannot assure you that any of these registrations or applications will not be successfully challenged by others or invalidated through administrative process or litigation. Further, if our trademark applications are not approved or granted due to the prior issuance of trademarks to third parties or for other reasons, there can be no assurance that we would be able to enter into arrangements with such third parties on commercially reasonable terms allowing us to continue to use such trademarks. It is possible that our patent applications will be denied or granted in a very limited manner such that they offer little or no basis for us to deter competitors from employing similar technology or processes or allow us to defend ourselves against third-party claims of patent infringement. In addition, we seek to protect our proprietary rights through the use of confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, licensees, and others.

Employees

As of August 22, 2005 we had 30 full time employees. Our employees are not represented under any collective bargaining agreements. We consider our relations with our employees to be good.

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

We believe that our primary competitors are traditional lending institutions. The loan origination market has a large number of competitors and is dominated by a number of large institutions including Wells Fargo, Bank of America, JPMorgan Chase, Citibank, First Marblehead Corp. (through its facilitation services for leading originators of private loans), and Sallie Mae. Established entities such as JPMorgan Chase, Pennsylvania Higher Education Administration and Citibank have also entered the online lending business as a way to diversify their revenue streams, maintain growth and broaden their appeal to a wider base of consumers.

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

Item 2.  Description of Property.

The Company's executive offices are located at 1114 Avenue of the Americas, New York, New York. The Company has a sub-lease for this property that expires in May of 2009, unless sooner terminated or canceled pursuant to the terms of the sub-lease. Rental payments under the sublease amount to $353,510.00 per annum. The obligations of the Company under the sublease are guaranteed by, Edwin McGuinn, the Company's Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the sub-landlord.

The Company also leases additional office space at 600 Lexington Avenue, New York, New York. The Company has a sub-lease for this property that expires September 30, 2007. Rental payments under the sublease amount to $139,425 per annum.

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

                                                           High          Low
Fiscal year 2005
Quarter ended June 30, 2005.............................  $5.06        $3.00
Quarter ended March 31, 2005............................  $6.75        $3.83

Fiscal year 2004
Quarter ended December 31, 2004.........................  $5.50        $3.89
Quarter ended September 30, 2004 .......................  $4.30        $0.01
Quarter ended June 30, 2004............................. $0.065        $0.01
Quarter ended March 31, 2004............................  $0.02        $0.01

As of August 22, 2005, there were approximately 54 holders of record of our Common Stock.

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis.

Forward Looking Statements

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This Report on Form 10-KSB includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-KSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Registration Statement on Form SB-2 field with the Securities and Exchange Commission on August 23, 2004 and in our definitive Information Statement on Schedule 14C, dated June 15, 2004, as filed with the Securities and Exchange Commission on June 15, 2004. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in the above-referenced Registration Statement and Information Statement, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

Results of Operations

The Company executed on the following major elements of its business plan during the fiscal year ending June 30, 2005:

      - Completed 3,250,000 million share offering of the Company's Series "A" Preferred Stock resulting in gross proceeds of $11.375 million.


      - Completed $165 million credit facility with Nomura Credit and Capital, Inc. ("NCCI").

      - Successfully launched the Company's private student loan product offering to the public in May, 2005, with the first funded loan occurring during June, 2005. The Company closed the fiscal year with approximately $158,000 in funded student loans.

      - Of the Company's $4,047,219 operating expenses for the fiscal year ended June 30, 2005, $1,646,143 were non-recurring and related to financing and legal fees for the establishment of the NCCI credit facility, technology/operations consulting for the development of the Company's proprietary loan application, and funds distribution platform. The Company is confident that the majority of the costs to establish the foundation of its business plan are complete.

      - The Company established originating bank relationships with Webbank, a Utah state chartered bank.

FOR THE FISCAL YEAR ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

GROSS REVENUES. For the fiscal year ended June 30, 2005, the Company generated $239,353 in operating revenues, $238,175 from referral marketing for federally guaranteed loans. This is compared to $932 in fee revenue for the six months ended June 30, 2004.

COST OF GOODS SOLD. For the fiscal year ended June 30, 2005, the Company incurred $189,725 in referral marketing generation fees, $10,185 in originating bank fees, and $25,070 for third-party servicer. The Company had no cost of goods sold for the six months ended June 30, 2004.

OPERATING EXPENSES AND NET LOSS. For the fiscal year ended June 30, 2005, our total operating expenses were $4,117,814, compared to $201,666 for the six months ended June 30, 2004. The majority of the operating expenses incurred for the fiscal year were for operations consulting of $855,132 primarily attributable for outsourcing development of the Company's proprietary loan application, processing, and funds distribution technology, $762,331 in legal expenses primarily attributable to legal costs of establishing the NCCI credit facility and legal review of Company documents for compliance with federal and state lending requirements, and $28,680 in amortization of deferred NCCI financing fees. Therefore, our loss from operations for the fiscal period ending June 30, 2005 was $4,103,441. The Company also had $67,905 in interest expense and $83,398 in interest income making our net loss before provision for income taxes $4,071,163. This is compared with the six months ended June 30, 2004 where the Company had total operating expenses of $201,666, consisting primarily of $73,936 for founders' salaries and benefits and $61,260 for operational and development consulting. Therefore, for the six months ended June 30, 2004, the Company experienced a net loss from operations of $200,734.

LIQUIDITY AND CAPITAL RESOURCES. The Company had cash of $6,894,522, accounts receivable of $20,246, and total current assets of $7,456,787 as of June 30, 2005. The Company also had $273,073 in net property and equipment, making our total assets $8,300,643. Our total current liabilities were $973,897 as of June 30, 2005. The Company had $639,326 in accounts payable and $225,644 in accrued payroll.

For June 30, 2004, the Company had cash of $475,421, accounts receivable of $0, and total current assets of $567,950. The Company also had $25,357 in net property and equipment, making our total assets $595,807. The Company has no long-term commitments, debt, or contingencies.

OUR PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS. In the near term, we intend to use our cash on hand to support the ongoing operating and financing requirements of implementing our business plan. We believe that our current liquidity should be sufficient to meet our cash needs for working capital through the next twelve months. However, if cash generated from operations and cash on hand are not sufficient to satisfy liquidity requirements, we will seek to obtain additional debt or equity financing. Additional funding may not be available when needed or not available at terms acceptable to the Company. If the Company is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on our business, financial conditions, results of operations, and cash flow.

Our long-term liquidity will depend on the Company's ability to execute on our business plan and to commercialize our financial products and services.

The Company is focused on generating private student loan volume from its three primary volume channels: direct to consumer, third-party referral marketing partners, school as lender channels. In the direct to consumer channel, the Company is also actively focusing on refining its marketing message and the mediums in which it communicates its message. In the third-party referral marketing partner channel, the Company is working with referral marketing partners to train partner staffs and implement processes and systems to enable referral marketing partners' customers to easily connect to the Company's products. In the school as lender channel, the Company is continuing efforts to establish relationships with large volume universities that originate loans to their students.

Operationally, the Company is refining its internal processes and systems to shorten the time frame from when a customer initiates a credit request to when the Company funds the credit request. The Company continues to hone its customer service experience so that prospective and current borrowers can readily understand the terms and conditions of the Company's products and more easily comply with the Company's information requests required to underwrite their credit requested.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

The Company's Management Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the condensed consolidated financial statements included in this annual report.

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

Item 8B.  Other Information

None

                                    PART III

Item 9.  Directors and Executive Officers.

Set forth below is certain information regarding our directors, executive officers, key personnel, and members of our advisory board.

                        Directors and Executive Officers

Name                      Age     Positions Held and Principal Occupations
                                  During the Past Five Years

Edwin J. McGuinn, Jr.     54      Chairman and CEO - In addition to his duties
                                  at MRU, Mr. McGuinn is also the President of eLOT, Inc and its subsidiary interest eLottery.com (formerly known as Executone,
                                  Inc), a telephony services and e-commerce provider for the governmental lottery industry. Prior to joining eLOT, Mr. McGuinn was President and CEO of Automated Trading
                                  Systems, Inc. (LimiTrader.com), an
                                  institutional electronic trading system for new issue and secondary corporate bonds. From
                                  1992 to 1997, Mr. McGuinn was Senior Managing
                                  Director and Head of the Equity Products for Rodman & Renshaw and Mabon Securities specializing in mid-cap research and corporate finance for consumer services, specialty finance, health care and technology companies.
                                  From 1981 to 1992, Mr. McGuinn was a managing director and member of Lehman Brothers Fixed
                                  Income Operating Committee. While at Lehman
                                  Brothers, Mr. McGuinn was responsible for developing Lehman's global presence in U.S.
                                  fixed income arbitrage and international fixed income trading, sales and research. During
                                  1973 to 1981, Mr. McGuinn was a Senior Manager with Ernst & Young in the audit and management consulting divisions. Mr. McGuinn sits on the advisory board of a venture capital company, and the board of directors of eLot, Inc. and Enigma Software Group, Inc., a New York City based public company developer of software and Internet-based systems. Mr. McGuinn received a Bachelor of Arts in Mathematics and Economics from Colgate University and a Master of Science in Accounting from New York
                                  University. He holds NASD Series 7, 8, and 24 licenses along with a CPA license from the State of New York.

Raza Khan                 27      Co-Founder, President, and Director - Prior to
                                  MRU, Mr. Khan co-founded Silk Road
                                  Interactive, a consulting company advising clients on business and financial strategy, brand development and marketing, and technology. Mr. Khan worked with clients such as Sony Music, the White House Historical
                                  Association, Computers4Sure, Blades Board
                                  Skate, and RMH, a subsidiary of Advanta, among others. Mr. Khan has collaborated on the development of various innovations in the financial services sector including the development of human capital based investment instruments for which he has been cited in numerous articles and news segments including the Financial Times and CNN. He has lectured at the CATO Institute and the Harvard Business
                                  Club regarding investing in human capital. Mr.
                                  Khan also attended New York University.

Vishal Garg               27      Co-Founder, CFO, and Director - Prior to MRU,
                                  Mr. Garg was a Founder & Managing Partner at
                                  1/0 Capital LLC and Schwendiman Technology
                                  Partners LLC - hedge funds focused on
                                  investments in emerging markets with
                                  approximately $125 million in combined firm assets. At Schwendiman, Mr. Garg managed a group of funds focused on emerging markets for large clients such as Bank Julius Baer, Credit
                                  Suisse Group, Republic National Bank / HSBC,
                                  Pictet & Cie., among others. In addition, he was the portfolio manager for a $15 million frontier markets managed account for Goldman, Sachs Commodities Corp. Prior to 1/0 and
                                  Schwendiman, Mr. Garg was with Morgan Stanley in the Latin America Investment Banking and
                                  M&A groups with a focus on telecom, technology and media companies. Prior to Morgan Stanley, he was with VZB Partners, as the Asia Pacific
                                  Portfolio Manager for the Strategos Fund, managing an investment portfolio of approximately $50 million, and co-managing a $10 million managed account for Rockefeller &
                                  Co. Mr. Garg graduated Beta Gamma Sigma with highest honors from the Stern School of Business at New York University.

M. Paul Tompkins          45      Director - Mr. Tompkins is the President of
                                  Tompkins Insurance Services Ltd. of Toronto,
                                  Canada, an insurance broker and advisor for life insurance and related services in estate planning and for pension and other benefit programs. He has served in this capacity since
                                  1990.

Richmond T. Fisher        47      Director - Mr. Fischer is the Co-Founder and
                                  the Managing Director of RaceRock Capital
                                  Partners, LLC, a closely held private equity firm located in Stamford Connecticut that provides expansion and acquisition capital to growth companies. Prior to joining RaceRock
                                  Capital Partners, Mr. Fisher was Founder and
                                  Managing Partner of Race Point Partners, LLC, a specialized business consulting firm serving private equity, venture capital, banks, and other organizations in need of specialized executive skills in the area of risk assessment, stressed ands distressed portfolio assessment, interim executive leadership and business turnaround. Prior to founding Race
                                  Point Partners, Mr. Fisher was Senior Vice
                                  President of Global Sales with Standard and
                                  Poors Investment Services and a member of their senior operating committee from January
                                  2000 through April 2002. In addition, Mr.
                                  Fisher Held the position of President and Chief Executive Officer at Standard and Poors
                                  Securities, Inc. in 1998 and 1999. Mr. Fisher currently holds NASD Series 7, 24 and 63 licenses.

C. David Bushley          58      Director - Mr. Bushley was elected to the
                                  Board on July 8, 2005. Mr. Bushley is the
                                  National Compensation Practice Leader for the
                                  Financial Services Industry at Mellon
                                  Financial Corporation and was formerly on the Board of Directors at Education Lending Group,
                                  Inc. Prior to joining Mellon Financial Corp.,
                                  Mr. Bushley served as the Senior Vice
                                  President and Chief Financial Officer of
                                  Amdura Corporation and as the Senior Vice
                                  President and the Chief Lending Officer for
                                  Mortgage Banking at the Dime Savings Bank.
                                  Prior to this, Mr. Bushley spent 9 years with Merrill Lynch & Co. where he held a variety of senior management positions, including the position of President of Merrill Lynch
                                  Mortgage Company.

                               Key Personnel

Name                      Age       Position
Phillip J. Sbrochi        56        Special Securitization Advisor
Randall E. Tokar          37        Senior Vice President of Operations
Keith A. Landis           41        Managing Director of Special Product Sales
Walter B. Balmas          38        Senior Vice President of Origination
Jason M. Hare             31        Vice President of Capital Markets
Robert Shaughnessy        53        Vice President of Customer Service
Randy L. Rasmussen        40        Managing Director of Finance & Controller

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

Randall E. Tokar, Senior Vice President of Operations - From July 2001 to joining the Company, Mr. Tokar held various operations and finance positions within General Electric's Consumer Finance business. Most recently, he was responsible for the quality of new product introduction and retail partner integration across the company's North and South American business units. Prior to that time, Mr. Tokar was Director of Business Performance Management for Adero, Inc. (Business units later acquired by Inktomi and Colt Telecom), a venture stage Internet infrastructure firm. His role there was implementation of Business Process Design, Management and Re-engineering across the enterprise, focusing on Operations, Application Engineering and IT. Mr. Tokar was also an Associate with Booz-Allen & Hamilton's New York City office, where he led client work addressing enterprise capabilities that foster and drive successful strategic change. Mr. Tokar has progressive operational and nuclear engineering experience from the United States Navy. Mr. Tokar has a BA from The Pennsylvania State University and an MBA from Harvard Business School.

Keith A. Landis, Managing Director of Special Product Sales - Mr. Landis is a highly successful executive in the student loan and financial services industry. He was an executive at Campus Door, which he helped to build into a major player in the alternative student loan business, with over 200% growth and annual loan originations of over $400 million. Prior to Campus Door, Mr. Landis was the President and CEO of Lancorp Mortgage Services, which he built to over 100 employees and $300 million in sales from 1988 to 1999. Lancorp had licenses in 26 states, 6 offices and $80 million in lines of credit from banks. Prior to Lancorp, Mr. Landis was the President and CEO of Willow Abstract, a title search agency which he grew to over $100 million in revenues. Mr. Landis has a BA from Messiah College and an MBA from the University of Phoenix.

Walter B. Balmas, Senior Vice President of Origination - Prior to MRU, Mr. Balmas was the Director of Loan Origination at Allstudent, a leading federal student loan company in California. Mr. Balmas managed all aspects of origination and servicing, helping to grow Allstudent to over $200 million in originations with a portfolio of over $1 billion in loans. Prior to Allstudent, Mr. Balmas was a Project Manager at ACS; Assistant Director of Financial Aid at the University of Southern California, which is one of the largest private loan originating schools in the United States; and he was the Vice President of Lending at the University of Southern California Federal Credit Union, which he grew from zero to over $50 million in originations within a 2 year period. Mr. Balmas has a BA from the University of Southern California.

Jason Hare, Vice President of Capital Markets - Prior to MRU Holdings Inc., Mr. Hare was an Assistant Vice-President in the Asset Finance Group at Financial Security Assurance ("FSA"). Mr. Hare was responsible for originating, underwriting, and structuring domestic asset-backed securitizations and lending facilities, primarily for consumer receivables. While in the Asset Finance Group, Mr. Hare was responsible for underwriting approximately $10 billion of sub-prime and near-prime auto receivables. He also participated in underwriting $500 million of other assets including small-medium size ticket equipment leases, manufactured housing, and credit cards. Mr. Hare was also responsible for managing the relationships among FSA, issuers, bankers, and rating agencies. Prior to joining the Asset Finance Group, Mr. Hare served a member of a group that supported the Asset Finance Group through monthly monitoring and reporting of transaction performance. Mr. Hare has a Bachelors Degree in Finance from Boston College and a MBA from Fordham University.

Robert Shaughnessy, Vice President of Customer Service - Prior to MRU Holdings, Inc., Mr. Shaughnessy led the Customer Service Department for FreshDirect, a successful venture-backed on-line grocery concern based in New York with operations in the New York metro area. Before that, Mr. Shaughnessy held progressive positions in Customer Service departments for Fortune 100 companies including United Airlines and Virgin Atlantic Airlines as well as in start-up enterprises. Mr. Shaughnessy has received corporate and industry accolades for his customer service management prowess, including the prestigious Call Center Magazine Award for Call Center of the Year.

Randy L. Rasmussen, Managing Director of Finance & Controller - From May 2001 to joining the Company, Mr. Rasmussen held the position of Controller for several New York based companies including Waterfront Media, Inc., a capitalized venture-stage Internet media company, and venture-stage software companies CapitalThinking, Inc. (acquired by CapitalStream, Inc.) and NewVision Hypersystems, Inc. (acquired by SS&C Technologies). Prior to that time, Mr. Rasmussen was Director of Finance and Administration for Always-On Inc. (acquired by Veracicom Inc.), a venture stage Internet applications service provider. Mr. Rasmussen has progressive financial experience from The Associated Press, Knight-Ridder, Roadway Express and KPMG. Mr. Rasmussen has a BSBA in Accounting and Finance from Creighton University and an MBA from the University of Pittsburgh. Additionally, Mr. Rasmussen is a CPA from the State of Pennsylvania.

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

Code of Ethics

We have adopted a Code of Ethics which applies to our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and other senior financial and embodies principles to which such officers are expected to adhere and advocate. These tenets for ethical business conduct encompass rules regarding both individual and peer responsibilities, as well as responsibilities to the Company's employees, the public and other stockholders. Our Code of Ethics is available at the Company's website at www.mruholdings.com.

We will continue to review and, when appropriate, take additional steps in the future to continue to strengthen and develop our corporate governance practices to ensure that we are focused on the long-term benefit of our stockholders.

Board of Directors

Communications with the Board of Directors. The Board has established a process for stockholders to communicate questions or concerns about the Company directly to the Board. Such communications may be confidential or anonymous and may be submitted in writing to the Company's Corporate Secretary, Louis W. Zehil, at 1345 Avenue of the Americas, New York, New York 10105.

Compensation of Directors. We reimburse the non-employee directors for their reasonable out-of-pocket expenses related to attending meetings of the Board. Management directors do not receive any compensation for their services as directors other than the compensation they receive as our officers.

Committees. The Board has established three standing committees comprised entirely of independent directors and has adopted written charters for each of these committees. Charters for each standing committee are available at the Company's website at www.mruholdings.com.

Audit Committee and Audit Committee Financial Expert. The Audit Committee was established on May 11, 2005 and is primarily concerned with the integrity of the Company's financial statements, compliance with legal and regulatory requirements, independence and qualifications of our independent auditor and performance of the company's internal audit function. The Audit Committee is chaired by Mr. Fisher who the Board has determined is an "audit committee financial expert" as defined under applicable rules of the Securities and Exchange Commission. The Audit Committee will meet four times in fiscal year 2005/2006.

Nominating Committee. The Nominating Committee was established on July 21, 2005 and is responsible for the establishing criteria for director nominees and identifying qualified individuals for nomination as director nominees, annual reviews of director compensation and benefits, oversight of annual self-evaluations of the Board and its committees as well as director performance and Board dynamics. The Nominating Committee makes recommendations to the entire board concerning the structure and membership of the Board and its committees. The Nominating Committee will consider stockholder recommendations for director nominees which should be sent to the Nominating Committee c/o our Corporate Secretary, Louis W. Zehil, at 1345 Avenue of the Americas, New York, New York 10105. Mr. Tompkins is the Chairman of the Nominating Committee. The Nominating Committee is expected to meet once in fiscal year 2005/2006.

Compensation Committee. The Compensation Committee was established on July 21, 2005 and is responsible for reviewing and approving executive compensation and monitoring management resources, structure, succession planning, development, selection process and performance of key executives. The Compensation Committee administers the Company's equity compensation plans. The Chairman of the Compensation Committee is Mr. Bushley. The Compensation Committee is expected to meet twice in fiscal year 2005/2006.

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

Item 10.  Executive Compensation.

Summary Compensation Table

The following table summarizes the annual compensation paid to the Company' named executive officers for the three years ended December 31, 2005, 2004 and 2003:

                                                                                                Securities
                                                                                                Underlying
                                                            Annual                             Options/SARs
          Name and Position                   Year          Salary           Bonus                 (#)
---------------------------------------      -----        ---------       ------------     ---------------------
Ed McGuinn                                    2005         $200,000         $50,000
Chief Executive Officer                       2004         $83,500            --                 410,000
                                              2003            --              --                    --

Raza Khan                                     2005         $150,000         $50,000
President                                     2004         $120,332           --                 200,000
                                              2003            --              --                    --

Vishal Garg                                   2005         $150,000         $50,000
Executive Vice President and                  2004         $120,332           --                 200,000
Chief Financial Officer                       2003            --              --                    --


Option/SAR Grants in Last Fiscal Year

                                         No. of          Percent of Total
                                       Securities         Options Granted        Exercise Of
                                       Underlying         to Employees in         Base Price        Expiration
Name and Position                        Options            Fiscal Year             ($/SH)             Date
---------------------------------     --------------    --------------------    ---------------    -------------
Edwin J. McGuinn                         410,000              42.26%                $1.60            7/8/2014
Chief Executive Officer
Raza Khan                                200,000               20.6%                $1.00            7/8/2014
President
Vishal Garg
Chief Financial Officer                  200,000               20.6%                $1.00            7/8/2014

Aggregate Option Exercises in Last Fiscal Year

None of our named executive officers exercised stock options in 2005.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock on a diluted basis including the exercise of all options and warrants as of August 22, 2005 by (i) each person who, to our knowledge, beneficially owns, or upon completion of the Offering will beneficially own, more than 5% of our Common Stock; (ii) each of our directors and executive officers of the Company; and (iii) all of our executive officers and directors as a group:

                                                                                           Percent
                        Name of Beneficial Owner                   Amount (1)              of Class
-----------------------------------------------------------    -------------------     ---------------
Edwin J. McGuinn, Jr.(2)                                                   555,670                1.89
Raza Khan(3)                                                             3,440,569               13.44
Vishal Garg(4)                                                           3,286,238               12.84
M. Paul Tompkins(5)                                                         79,434                   *
Richmond T. Fisher                                                               0                   *
C. David Bushley                                                                 0                   *
Nomura Credit & Capital, Inc. (6)                                        6,545,004               25.57
                                                               ---------------------------------------
All directors and named executive officers as a group                    7,361,911               28.17

      (1) Beneficial ownership is calculated based on 29,356,959 shares of our Common Stock on a diluted basis including the exercise of all options and warrants exercisable within 60 days of August 22, 2005. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of August 22, 2005. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable.

      (2) Includes 98,785 shares of Common Stock underlying warrants and 410,000 shares of Common Stock underlying options exercisable within 60 days of August 22, 2005.

      (3) Includes 858,006 shares of Common Stock underlying warrants and 100,000 shares of Common Stock underlying options exercisable within 60 days of August 22, 2005.

      (4) Includes 865,586 shares of Common Stock underlying warrants and 100,000 shares of Common Stock underlying options exercisable within 60 days of August 22, 2005.

      (5) Includes 9,434 shares of Common Stock underlying warrants and 20,000 shares of Common Stock underlying options exercisable within 60 days of August 22, 2005.

      (6) Includes 6,545,004 shares of Common Stock underlying warrants exercisable within 60 days of August 22, 2005.

Equity Compensation Plan Information

The following table sets forth, as of June 30, 2005, the number of securities outstanding under the Company's stock option plan, the weighted average exercise price of such options, and the number of options available for grant under such plan:

                                                                                                         (c)
                                                                                                 Number of securities
                                                                                                 remaining available
                                                     (a)                                         for future issuance
                                                  Number of                      (b)                 under equity
                                               securities to be          Weighted average            compensation
                                              issued on exercise          exercise price of        plans (excluding
                                                of outstanding               outstanding              securities
                                              options, warrants           options, warrants          reflected in
                                                  and rights                  and rights              column(a))
                                             ---------------------      ---------------------     -------------------
Equity compensation plans approved by
security holders                                   978,500                     $1.13                   530,000
Equity compensation plans non approved
by security holders                                   --                         --                       --

Totals                                             978,500                     $1.13                   530,000

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

Item 13.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are to be filed as part of this report:

-----------------------------------------------------------------------------------------------------------------------
                                                                     Incorporated by Reference to Filings Indicated
Exhibit No.      Description
-----------------------------------------------------------------------------------------------------------------------
3.1              Certificate of Incorporation                        Exhibit 3.1 to Company's Registration Statement
                                                                     on Form SB-2 (No. 333-67222)
-----------------------------------------------------------------------------------------------------------------------
3.2              Certificate of Amendment to the Certificate of      Exhibit 3.1 to Company's Form 8-K dated March 7,
                 Incorporation                                       2003
-----------------------------------------------------------------------------------------------------------------------
3.3              Certificate of Designation                          Exhibit 4.1 to Company's Current Report on Form
                                                                     8-K filed on February 10, 2005 (No. 001-33487)
-----------------------------------------------------------------------------------------------------------------------
3.4              By-laws                                             Exhibit 3.2 to Company's Registration Statement
                                                                     on Form SB-2 (File No. 333-67222)
-----------------------------------------------------------------------------------------------------------------------
4                2004 Ominibus Incentive Plan                        Exhibit 4(c) to Company's Registration Statement
                                                                     on Form SB-2 filed on August 24, 2004
-----------------------------------------------------------------------------------------------------------------------
10.1             Credit Agreement between MRU Lending, Inc. and      Exhibit 10.1 to Company's Registration Statement
                 Nomura Credit & Capital, Inc., dated February 4,    on Form SB-2 filed on March 22, 2005
                 2005
-----------------------------------------------------------------------------------------------------------------------
10.2             Employment Agreement dated November 17, 2004        Exhibit 10 to Company's Pre-Effective Amendment
                 between the Company and Edwin J. McGuinn, Jr.       No. 1 to Form SB-2 filed on November 18, 2004
-----------------------------------------------------------------------------------------------------------------------
10.3             Loan Program Agreement dated July 25, 2005          Exhibit 10.1 to Company's Current Report on Form
                 between MRU Lending, Inc. and Doral Bank NY, FSB    8-K filed on July 29, 2005.
-----------------------------------------------------------------------------------------------------------------------
10.4             Loan Sale Agreement dated July 25, 2005 between     Exhibit 10.2 on Company's Current Report on Form
                 MRU Lending, Inc. and Doral Bank NY, FSB            8-K filed on July 29, 2005.
-----------------------------------------------------------------------------------------------------------------------
10.5             Sublease between ISID Finance of America, Inc.      Exhibit 10.1 to Company's Current Report on From
                 and MRU Holdings, Inc. dated April 26, 2005         8-K filed on May 18, 2005.
-----------------------------------------------------------------------------------------------------------------------
10.6             Guaranty of Edwin McGuinn in favor of ISID          Exhibit 10.2 to Company's Current Report on Form
                 Finance of America, Inc. dated April 26, 2005       8-K filed on May 18, 2005.
-----------------------------------------------------------------------------------------------------------------------
10.7             Consent to Sublease of 1114 Trizechahn-Swig,        Exhibit 10.3 to Company's Current Report on Form
                 L.L.C.                                              8-K filed on May 18, 2005.
-----------------------------------------------------------------------------------------------------------------------
14               Code of Ethics                                      Exhibit 14 to Company's Annual Report on Form
                                                                     10-KSB filed on March 22, 2005 (File No.
                                                                     000-33487)
-----------------------------------------------------------------------------------------------------------------------
21               Subsidiaries of the Company                         Exhibit 21 to Company's Annual Report on Form
                                                                     10-KSB filed on March 22, 2005 (File No.
                                                                     000-33487)
-----------------------------------------------------------------------------------------------------------------------
23               Consent of Bagell, Josephs & Company, LLC           Exhibit 23(a) to Company's Annual Report on Form
                                                                     10-KSB filed on March 22, 2005 (File No.
                                                                     000-33487)
-----------------------------------------------------------------------------------------------------------------------
31.1             Rule 13a-14(a)/15d-14(a) Certification of Chief
                 Executive Officer*
-----------------------------------------------------------------------------------------------------------------------
31.2             Rule 13a-14(a)/15d-14(a) Certification of Chief
                 Executive Officer*
-----------------------------------------------------------------------------------------------------------------------
32               Section 1350 Certifications*
-----------------------------------------------------------------------------------------------------------------------

----------------
* filed herewith

Item 14.  Principal Accountant Fees and Services

Bagell, Josephs & Company, L.L.C. was the independent registered public accounting firm that audited the Company's financial statements for the fiscal years ending June 30, 2005 and December 31, 2004. The aggregate fees billed by Bagell, Josephs & Company in connection with audit and non-audit services rendered for fiscal years 2005 and 2004 are as follows:

--------------------------------------------------------------------------------
                                Fiscal Year 2005          Fiscal Year 2004
--------------------------------------------------------------------------------
Audit Fees(1)                        $57,500                   $10,070
--------------------------------------------------------------------------------
Audit-related Fees(2)                  $0                        $0
--------------------------------------------------------------------------------
Tax Fees(3)                            $0                        $0
--------------------------------------------------------------------------------
All Other Fees(4)                      $0                      $18,437
--------------------------------------------------------------------------------
TOTAL                                $57,500                   $28,508
--------------------------------------------------------------------------------

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

(4) All other fees represent fees for services provided to the Company that are not otherwise included in the categories above which consist of fees for professional services related to the review of our annual and quarterly financial statements for various filings made by the Company with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on September 28, 2005.

                                      MRU HOLDINGS, INC.


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


                                      /s/ Edwin J. McGuinn, Jr.
Date: September 28, 2005              ------------------------------------------
                                      By: Edwin J. McGuinn, Jr.
                                      Its:  Chief Executive Officer and Director


                                      /s/ Vishal Garg
Date: September 28, 2005              ------------------------------------------
                                      By: Vishal Garg
                                      Its:  Chief Financial Officer and Director


                                      /s/ Raza Khan
Date: September 28, 2005              ------------------------------------------
                                      By: Raza Khan
                                      Its:  President and Director

EXHIBIT INDEX

-----------------------------------------------------------------------------------------------------------------------
                                                                     Incorporated by Reference to Filings Indicated
Exhibit No.      Description
-----------------------------------------------------------------------------------------------------------------------
3.1              Certificate of Incorporation                        Exhibit 3.1 to Company's Registration Statement
                                                                     on Form SB-2 (No. 333-67222)
-----------------------------------------------------------------------------------------------------------------------
3.2              Certificate of Amendment to the Certificate of      Exhibit 3.1 to Company's Form 8-K dated March 7,
                 Incorporation                                       2003
-----------------------------------------------------------------------------------------------------------------------
3.3              Certificate of Designation                          Exhibit 4.1 to Company's Current Report on Form
                                                                     8-K filed on February 10, 2005 (No. 001-33487)
-----------------------------------------------------------------------------------------------------------------------
3.4              By-laws                                             Exhibit 3.2 to Company's Registration Statement
                                                                     on Form SB-2 (File No. 333-67222)
-----------------------------------------------------------------------------------------------------------------------
4                2004 Ominibus Incentive Plan                        Exhibit 4(c) to Company's Registration Statement
                                                                     on Form SB-2 filed on August 24, 2004
-----------------------------------------------------------------------------------------------------------------------
10.1             Credit Agreement between MRU Lending, Inc. and      Exhibit 10.1 to Company's Registration Statement
                 Nomura Credit & Capital, Inc., dated February 4,    on Form SB-2 filed on March 22, 2005
                 2005
-----------------------------------------------------------------------------------------------------------------------
10.2             Employment Agreement dated November 17, 2004        Exhibit 10 to Company's Pre-Effective Amendment
                 between the Company and Edwin J. McGuinn, Jr.       No. 1 to Form SB-2 filed on November 18, 2004
-----------------------------------------------------------------------------------------------------------------------
10.3             Loan Program Agreement dated July 25, 2005          Exhibit 10.1 to Company's Current Report on Form
                 between MRU Lending, Inc. and Doral Bank NY, FSB    8-K filed on July 29, 2005.
-----------------------------------------------------------------------------------------------------------------------
10.4             Loan Sale Agreement dated July 25, 2005 between     Exhibit 10.2 on Company's Current Report on Form
                 MRU Lending, Inc. and Doral Bank NY, FSB            8-K filed on July 29, 2005.
-----------------------------------------------------------------------------------------------------------------------
10.5             Sublease between ISID Finance of America, Inc.      Exhibit 10.1 to Company's Current Report on From
                 and MRU Holdings, Inc. dated April 26, 2005         8-K filed on May 18, 2005.
-----------------------------------------------------------------------------------------------------------------------
10.6             Guaranty of Edwin McGuinn in favor of ISID          Exhibit 10.2 to Company's Current Report on Form
                 Finance of America, Inc. dated April 26, 2005       8-K filed on May 18, 2005.
-----------------------------------------------------------------------------------------------------------------------
10.7             Consent to Sublease of 1114 Trizechahn-Swig,        Exhibit 10.3 to Company's Current Report on Form
                 L.L.C.                                              8-K filed on May 18, 2005.
-----------------------------------------------------------------------------------------------------------------------
14               Code of Ethics                                      Exhibit 14 to Company's Annual Report on Form
                                                                     10-KSB filed on March 22, 2005 (File No.
                                                                     000-33487)
-----------------------------------------------------------------------------------------------------------------------
21               Subsidiaries of the Company                         Exhibit 21 to Company's Annual Report on Form
                                                                     10-KSB filed on March 22, 2005 (File No.
                                                                     000-33487)
-----------------------------------------------------------------------------------------------------------------------
23               Consent of Bagell, Josephs & Company, LLC           Exhibit 23(a) to Company's Annual Report on Form
                                                                     10-KSB filed on March 22, 2005 (File No.
                                                                     000-33487)
-----------------------------------------------------------------------------------------------------------------------
31.1             Rule 13a-14(a)/15d-14(a) Certification of Chief
                 Executive Officer*
-----------------------------------------------------------------------------------------------------------------------
31.2             Rule 13a-14(a)/15d-14(a) Certification of Chief
                 Executive Officer*
-----------------------------------------------------------------------------------------------------------------------
32               Section 1350 Certifications*
-----------------------------------------------------------------------------------------------------------------------

----------------
* filed herewith

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                 FOR THE SIX MONTHS ENDED JUNE 30. 2005 AND 2004 AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE(S)

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheet as of June 30, 2005                           F-2

Consolidated Statements of Operations for the Six Months Ended
    June 30, 2005 (Audited) and 2004 (Unaudited) and the Years
    Ended December 31, 2004 and 2003 (Audited)                           F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
    For the Six Months Ended June 30, 2005 (Audited)
    and the Years Ended December 31, 2004 and 2003 (Audited)             F-4

Consolidated Statements of Cash Flow for the Six Months Ended
    June 30. 2005 (Audited) and 2004 (Unaudited) and the Years
    Ended December 31, 2004 and 2003 (Audited)                           F-5

Notes to Financial Statements                                            F-6

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
MRU Holdings, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of MRU Holdings, Inc. and Subsidiaries (the "Company) as of June 30, 2005 and the related consolidated statements of operations, consolidated changes in stockholders' equity (deficit), and consolidated cash flows for the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003. We have also included for comparative purposes, the unaudited related consolidated statement of operations, and the consolidated cash flows for the six months ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRU Holdings, Inc. and Subsidiaries as of June 30, 2005 and the results of its operations, changes in stockholders' equity (deficit) and cash flow for the six months June 30, 2005 and the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
September 21, 2005

                 MEMBER OF:
                         AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                         NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLDIATED BALANCE SHEET
                               AS OF JUNE 30. 2005

                                      ASSETS

                                                                           2005
                                                                       ------------
CURRENT ASSETS:
  Cash and cash equivalents                                            $  6,894,522
  Accounts receivable                                                        20,246
  Student loans receivable                                                  158,479
  Collateral deposit - student loans                                        250,000
  Prepaid expenses and other current assets                                 133,540
                                                                       ------------

    Total Current Assets                                                  7,456,787
                                                                       ------------

  Fixed assets, net of depreciation                                         273,073
                                                                       ------------

OTHER ASSETS:
  Security deposits                                                         392,963
  Deferred financing fees, net                                              177,820
                                                                       ------------

    Total Other Assets                                                      570,783
                                                                       ------------

TOTAL ASSETS                                                           $  8,300,643
                                                                       ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                $    748,253
  Accrued payroll                                                           225,644
                                                                       ------------

      Total Current Liabilities                                             973,897
                                                                       ------------

LONG-TERM LIABILITIES:
  Deferred origination fee revenue                                            7,388
                                                                       ------------

      Total Long-term Liabilities                                             7,388
                                                                       ------------

      Total Liabilities                                                     981,285
                                                                       ------------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 5,000,000 shares authorized  and        3,250,006
   shares issued and outstanding                                              3,250
Common  Stock, $.001 par value; 50,000,000 shares authorized,
   13,664,502 issued and outstanding                                         13,664
Additional paid-in capital                                               13,808,134
Accumulated deficit                                                      (6,505,690)
                                                                       ------------

      Total Stockholders' Equity (Deficit)                                7,319,358
                                                                       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                    $  8,300,643
                                                                       ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          SIX MONTHS ENDED JUNE 30, 2005 (AUDITED) AND 2004 (UNAUDITED)
            AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003 (AUDITED)

                                                       Six Months Ended                     Years Ended
                                                       ----------------                     -----------
                                                  June 30,         June 30,        December 31,      December 31,
                                                    2005             2004              2004              2003
                                                 (Audited)        (Unaudited)        (Audited)         (Audited)
                                               ------------      ------------      ------------      ------------
OPERATING REVENUE:
   Referral income                             $    238,175      $         --      $         --      $         --
   Referral marketing fee income                        881                --                --                --
   Loan portfolio interest income                       297                --                --                --
   Consulting income                                     --               932             8,177             2,406
                                               ------------      ------------      ------------      ------------

       Total Operating Revenue                      239,353               932             8,177             2,406
                                               ------------      ------------      ------------      ------------

COST OF SALES                                       224,980                --                --                --
                                               ------------      ------------      ------------      ------------

GROSS PROFIT                                         14,373               932             8,177             2,406
                                               ------------      ------------      ------------      ------------

OPERATING EXPENSES
   General and administrative expenses            4,047,219           200,574         1,855,634            48,633
   Depreciation and amortization                     70,595             1,092            13,782             1,547
                                               ------------      ------------      ------------      ------------

       Total Operating Expenses                   4,117,814           201,666         1,869,416            50,180
                                               ------------      ------------      ------------      ------------

NET LOSS                                         (4,103,441)         (200,734)       (1,861,239)          (47,774)
                                               ------------      ------------      ------------      ------------

OTHER INCOME (LOSS)
   Interest income                                   83,398             1,345            13,931                --
   Interest expense                                 (67,905)               --           (22,133)               --
   Other expenses                                    (2,000)               --            (1,992)               --
   Unrealized (loss) on investment                       --            (1,500)               --            (1,500)
   Other gain                                        18,785                --                --                --
                                               ------------      ------------      ------------      ------------

        Total Other Income (Loss)                    32,278              (155)          (10,194)           (1,500)
                                               ------------      ------------      ------------      ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES       (4,071,163)         (200,889)       (1,871,433)          (49,274)
   Provision for income taxes                            --                --                --                --
                                               ------------      ------------      ------------      ------------

NET (LOSS)                                       (4,071,163)         (200,889)       (1,871,433)          (49,274)

LESS PREFERRED STOCK DIVIDEND                      (121,086)               --                --                --
                                               ------------      ------------      ------------      ------------

LOSS APPLICABLE TO COMMON SHARES               $ (4,192,249)     $   (200,889)     $ (1,871,433)     $    (49,274)
                                               ============      ============      ============      ============

NET LOSS PER BASIC AND DILUTED SHARES          $      (0.31)     $      (0.01)     $      (0.14)     $      (0.01)
                                               ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                            13,608,511        10,300,000        13,209,331        10,300,000
                                               ============      ============      ============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED
           JUNE 30. 2005 (AUDITED) AND 2004 (UNAUDITED) AND THE YEARS
                   ENDED DECEMBER 31, 2004 AND 2003 (AUDITED)


                                                                   Preferred Stock                 Common Stock
                                                            ---------------------------    ---------------------------
                                                                Shares        Amount          Shares          Amount
                                                            ------------   ------------    ------------    ------------
Balance, December 31, 2002
Old Company (Pacific Technology)                                      --   $         --       6,030,000    $      6,030

Acquisition, March 28, 2003                                           --             --       6,895,000           6,895

Expenses paid by officer                                              --             --              --              --

Net (loss)                                                            --             --              --              --
                                                            ------------   ------------    ------------    ------------

Balance, December 31, 2003                                    12,925,000         12,925          29,786         (48,500)

Net (loss) for the six months ended
  June 30, 2004 before recapitalization - net                         --             --              --              --
                                                            ------------   ------------    ------------    ------------

   Subtotal                                                           --             --      12,925,000          12,925

Recapitilization elimination of
Pacific Technology                                                    --     (9,325,000)         (9,325)        (29,786)
                                                            ------------   ------------    ------------    ------------

   Subtotal                                                           --             --       3,600,000           3,600

Common shares issued in share exchange
  with Iempower for recapitalization                                  --             --       6,863,433           6,863

Additional common stock issued to shareholders
  of Iempower attributable to the recapitalization
  of July 8, 2004                                                     --             --         466,519             466

Issuance of shares in conversion
  of bridge loan and accrued interest                                 --             --         468,750             469

Common stock issued for cash, July 2004 - net of expenses             --             --       2,150,000           2,150

Common stock issued for cash, October 2004                            --             --          37,500              38

Net (loss) for the year ended December 31, 2004                       --             --              --              --
                                                            ------------   ------------    ------------    ------------

Balance, December 31, 2004                                            --   $         --      13,586,202    $     13,586
                                                            ------------   ------------    ------------    ------------

Issuance of preferred stock                                    3,250,006   $      3,250              --              --

Exercise of warrants at $2.00 per share                               --             --          40,000              40

Exercise of warrants at $1.60 per share                               --             --           7,100               7

Exercise of warrants at $0.50 per share                               --             --          31,200              31

Net (loss) for the six months
  ended June 30, 2005                                                 --             --              --              --
                                                            ------------   ------------    ------------    ------------

Balance, June 30, 2005                                         3,250,006   $      3,250      13,664,502    $     13,664
                                                            ============   ============    ============    ============

                                                            Additional
                                                              Paid-In       Accumulated
                                                              Capital        (Deficit)          Total
                                                            ------------    ------------    ------------
Balance, December 31, 2002
Old Company (Pacific Technology)                            $     (3,020)   $     (8,738)   $     (5,728)

Acquisition, March 28, 2003                                       30,450              --          37,345

Expenses paid by officer                                           2,356              --           2,356

Net (loss)                                                            --         (39,762)        (39,762)
                                                            ------------    ------------    ------------

Balance, December 31, 2003                                        (5,789)

Net (loss) for the six months ended
  June 30, 2004 before recapitalization - net                         --        (113,800)       (113,800)
                                                            ------------    ------------    ------------

   Subtotal                                                       29,786        (162,300)       (119,589)

Recapitilization elimination of
Pacific Technology                                               162,300         123,189
                                                            ------------    ------------    ------------

   Subtotal                                                           --              --           3,600

Common shares issued in share exchange
  with Iempower for recapitalization                             470,150        (442,008)         35,005

Additional common stock issued to shareholders
  of Iempower attributable to the recapitalization
  of July 8, 2004                                                   (466)             --              --

Issuance of shares in conversion
  of bridge loan and accrued interest                            749,531              --         750,000

Common stock issued for cash, July 2004 - net of expenses      2,455,674              --       2,457,824

Common stock issued for cash, October 2004                        59,962              --          60,000

Net (loss) for the year ended December 31, 2004                       --      (1,871,433)     (1,871,433)
                                                            ------------    ------------    ------------

Balance, December 31, 2004                                  $  3,734,851    $ (2,313,441)   $  1,434,996
                                                            ------------    ------------    ------------

Issuance of preferred stock                                    9,965,601              --       9,968,851

Exercise of warrants at $2.00 per share                           79,960              --          80,000

Exercise of warrants at $1.60 per share                           12,153              --          12,160

Exercise of warrants at $0.50 per share                           15,569              --          15,600

Net (loss) for the six months
  ended June 30, 2005                                                 --      (4,192,249)     (4,192,249)
                                                            ------------    ------------    ------------

Balance, June 30, 2005                                      $ 13,808,134    $ (6,505,690)   $  7,319,358
                                                            ============    ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED
           JUNE 30. 2005 (AUDITED) AND 2004 (UNAUDITED) AND THE YEARS
                   ENDED DECEMBER 31, 2004 AND 2003 (AUDITED)

                                                                             Six Months Ended                  Years Ended
                                                                             ----------------                  -----------
                                                                        June 30,        June 30,       December 31,    December 31,
                                                                           2005           2004              2004           2003
                                                                         (Audited)     (Unaudited)       (Audited)       (Audited)
                                                                       ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $ (4,192,249)   $   (200,889)   $ (1,871,433)   $    (49,274)
                                                                       ------------    ------------    ------------    ------------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                           70,595           1,092          13,782           1,547
     Unrealized gain (loss) on investment                                        --           1,500              --           1,500

  Changes in assets and liabilities
     (Increase) in accounts receivable                                      (20,246)             --              --              --
     (Increase) in student loans receivable                                (158,479)             --              --              --
     (Increase) decrease in prepaid expenses and other current assets        41,016          (1,451)       (180,032)          4,476
     (Increase) in security deposits                                       (386,938)        (95,000)             --              --
     (Increase) in collateral deposit - student loans                      (250,000)             --              --              --
     Increase in accrued payroll                                            225,644              --              --              --
     Increase in deferred loan origination fee revenue                        7,388              --              --              --
     Increase (decrease) in accounts payable and accrued expenses           286,670            (849)        458,482           1,100
                                                                       ------------    ------------    ------------    ------------

     Total adjustments                                                     (184,350)        (94,708)        292,232           8,623
                                                                       ------------    ------------    ------------    ------------

     Net cash used in operating activities                               (4,376,599)       (295,597)     (1,579,201)        (40,651)
                                                                       ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of fixed assets                                           (247,867)         (9,081)        (70,409)         (6,928)
     Increase (decrease) in investment                                           --          (1,500)             --          (1,500)
                                                                       ------------    ------------    ------------    ------------

      Net cash used in investing activities                                (247,867)        (10,581)        (70,409)         (8,428)
                                                                       ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from conversion of warrants                                    107,760          31,550              --              --
    Proceeds from bridge loan                                                    --         750,000         750,000              --
    Proceeds from sale of stock and equity - net of expenses                     --              --       2,548,438              --
    (Increase) in deferred financing fees                                  (206,500)             --              --              --
    Proceeds from issuance of preferred stock shares - net                9,968,851              --              --              --
                                                                       ------------    ------------    ------------    ------------

       Net cash provided by financing activities                          9,870,111         781,550       3,298,438              --
                                                                       ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      5,245,645         475,372       1,648,828         (49,079)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           1,648,877              49              49          49,128
                                                                       ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $  6,894,522    $    475,421    $  1,648,877    $         49
                                                                       ============    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                   $     67,786    $         --    $         --    $         --
                                                                       ============    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Issuance of common stock for conversion of bridge loan             $         --    $         --    $    750,000    $         --
                                                                       ============    ============    ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30. 2005 AND 2004
                 AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION

            The Company was incorporated in Delaware on March 2, 2000 as Dr. Protein.Com, Inc. and on March 7, 2003 changed its name to Pacific Technology, Inc. On July 6, 2004 the Company changed its name to MRU Holdings, Inc. On May 20, 2005, the Board of Directors of the Company approved a change in the Company's year-end from December 31st to June 30th.

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

            The Company has permanently discontinued the business of selling and distributing optical storage devices and has adopted the Iempower business plan directed primarily at providing students with funds for higher education using a proprietary approach of analyzing future repayment potential to profile and provide customized financial products to students. The Company partners with lenders to market, process and originate student loans. The Company also plans to originate federal loans, which are student loans guaranteed by the federal government and private loans. The Share Exchange has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, Iempower will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of Iempower.

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

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30. 2005 AND 2004
                 AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Revenue Recognition

            The Company records its revenue on the accrual basis, whereby revenue is recognized when earned and expenses recognized when incurred.

            The Company follows SFAS 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", whereby loan origination fees are deferred and recognized over the life of the loan as an adjustment of yield (interest income).

            Cash and Cash Equivalents

            The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

            The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2005, the Company's uninsured cash balance was $6,805,965.

            Fixed Assets

            Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

            Computer network equipment                  3-5 Years

            Leasehold improvements                      3 Years

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

            Advertising

            The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses, included in the statements of operations for the six months ended June 30, 2005 and 2004 were $124,504 and $42,432, respectively, and for the years ended December 31, 2004 and 2003 were $17,577 and $0, respectively.

            (Loss) Per Share of Common Stock

            Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30. 2005 AND 2004
                 AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            (Loss) Per Share of Common Stock (Continued)

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                                 Six Months Ended                Years Ended
                                                                 ----------------                -----------
                                                             June 30,        June 30,      December 31,    December 31,
                                                               2005            2004             2004           2003
                                                             (Audited)      (Unaudited)      (Audited)      (Audited)
                                                           ------------    ------------    ------------    ------------
            Net (loss)                                     $ (4,192,249)   $   (200,889)   $ (1,871,433)   $    (49,274)
                                                           ============    ============    ============    ============

            Weighted - average common                        13,608,511      10,300,000      13,209,331      10,300,000
                 shares Outstanding (Basic)

            Weighted - average common stock equivalents:
                  Stock options                                      --              --              --              --
                  Warrants                                           --              --              --              --
                                                           ------------    ------------    ------------    ------------

            Weighted - average common
               shares outstanding (Diluted)                  13,608,511      10,300,000      13,209,331      10,300,000
                                                           ============    ============    ============    ============

            For June 30, 2005 and 2004 and December 31, 2004 and 2003, warrants and options were not included in the computation of diluted EPS because inclusion would have been antidilutive.

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

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30. 2005 AND 2004
                 AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements

            In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, " FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its' results and financial position.

            Recent Accounting Pronouncements (Continued)

            In May 2003, the FASB issued SFAS No. 150, "Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material affect on the Company's reported financial results.

NOTE 3-     FIXED ASSETS

            Fixed assets consist of the following at June 30, 2005:

                                                                  2005
                                                               ---------

            Equipment                                          $ 302,803
            Leasehold improvements                                21,994
            Furniture and fixtures                                 5,884
                                                               ---------
                                                                 330,681
            Less: accumulated depreciation                       (57,608)
                                                               ---------

            Total fixed assets                                 $ 273,073
                                                               =========

            Depreciation expense for the six months ended June 30, 2005 and 2004 was $41,915 and $1,092, respectively. Depreciation expense for the years ended December 31, 2004 and 2003 was $13,782 and $1,547, respectively.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30. 2005 AND 2004
                 AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

            There was no provision for income taxes for the six months ended June 30, 2005 and 2004 and the years ended December 31, 2004 and 2003.

            At June 30, 2005 and 2004, the Company had accumulated deficits approximating $6,505,690 and $642,098 respectively, available to offset future taxable income through 2023.

                                            2005           2004
                                        -----------    -----------

            Deferred tax assets         $ 1,951,707    $   192,629
            Less: valuation allowance    (1,951,707)      (192,629)
                                        -----------    -----------

            Totals                      $        --    $        --
                                        ===========    ===========

            Common Stock

            There were 50,000,000 and 22,100,000 shares of common stock authorized, with 13,664,502 and 10,300,000 shares issued and outstanding at June 30, 2005 and 2004, respectively. The par value for the common stock is $.001 per share.

            The following details the stock transactions for the six months ended June 30, 2005.

            The Company issued 40,000 shares of common stock upon the exercise of warrants at a value of $2.00 per share.

            The Company issued 7,600 shares of common stock upon the exercise of warrants at a value of $1.60 per share.

            The Company issued 31,200 shares of common stock upon the exercise of warrants at a value of $0.50 per share.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30. 2005 AND 2004
                 AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 5-     STOCKHOLDERS' EQUITY (CONTINUED)

            Preferred Stock

            There were 5,000,000 and 3,000,000 shares of preferred stock authorized, with 3,250,006 and 900,000 issued and outstanding as of June 30, 2005 and 2004. The par value for the preferred shares is $.001 per share.

            On January 27, 2005, the Company filed a Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock, par value $0.001 per share (the Certificate of Designation) with the Secretary of State of the State of Delaware. Pursuant thereto, the Company authorized 4,500,000 shares of its preferred stock to be designated as Series A Convertible Preferred Stock and issued or offered at a purchase price equal to $3.50 per share. A total of 3,250,006 shares of the Series A Preferred Stock has been sold by the Company in the private placement transaction

            The Series A Preferred Stock is convertible at any time into common stock of the Company at a price of $3.50 per share subject to adjustment for future stock issuances, splits, dividends, and recapitalizations. Cumulative dividends on the Series A Preferred at a rate equal to 1) 7% of the Series A Original Issue Price annually through the first anniversary of the Original Issue Date and 2) 4% of the Series A Original Issue Price annually thereafter, are payable quarterly in arrears in cash or, at the option of the Company, in additional shares of the Series A Preferred. The Series A Preferred Stock has no voting rights except on certain defaults in payment of dividends and as otherwise required by law.

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

Warrants

            At June 30, 2005 and 2004 there were 11,413,906 and 4,228,000 warrants outstanding respectively.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30. 2005 AND 2004
                 AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 6-     LONG TERM DEBT

            On April 1, 2004, the Company received a bridge loan in the amount of $750,000, bearing interest at 5% per year based on a 360 day year. The note was to mature the earliest of 1.) September 30, 2004 or 2.) Consummation of the Share Exchange. If the Share Exchange was consummated prior to the maturity date, the Lender shall cause Pacific Technology and Brean Murray & Company to exchange the note for the number of units equal to the quotient obtained by dividing
            (a) the sum of the outstanding principal and all other amounts due hereunder on the date of the Share Exchange by (b) $1.60 (the per unit price of a unit sold to an investor in the offering. As of July 8, 2004, the entire principal and accrued interest on the bridge loan was converted in connection with the Share Exchange into 475,000 shares of the Company's common stock at $1.60 per share and warrants to acquire 88,433 shares of the common stock at an exercise price of $2.00 per share.

NOTE 7 -    CREDIT LINE WITH UNIVERSAL FINANZ HOLDING AG.

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

NOTE 8-     CREDIT LINE WITH NOMURA CREDIT & CAPITAL, INC.

            On February 4, 2005, MRU Lending, Inc. ("MRU Lending"), a wholly-owned subsidiary of MRU Holdings, Inc. ("the Company") entered into a credit agreement (the "Credit Agreement"), by and among Nomura Credit & Capital, Inc. as Agent ("Nomura"), a subsidiary of Nomura Holdings, Inc., and the institutions from time to time party thereto as lenders, pursuant to which the lenders have agreed to provide MRU Lending with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. The loans under the Credit Agreement are secured by, among other things, a lien on all of the student loans financed under the Credit Agreement and any other student loans owned by MRU Lending and not otherwise released, together with a pledge of 100% of the capital stock of MRU Lending. The Credit Agreement contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. The Company paid $206,500 in deferred financing fees in association with the Credit Agreement. Amortization expense of $28,680 associated with the financing fees was included in the Statement of Operations for the six months ended June 30, 2005.

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

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30. 2005 AND 2004
                 AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 9-     PATENTS

            The Company has a patent pending for a business method. This business method enables the company to provide customized financial products to consumers.

NOTE 10-    COMMITMENTS AND CONTINGENCIES

            Employment Agreements

            The Company has four employment agreements with key management personnel. The terms of these agreements range between one and five years.

            Operating Leases

            The Company leases office and other corporate space under leases with terms between one and four years. Monthly payments under the current leases range between $1,525 and $29,459. The Company is required to pay its pro-rata share of costs relating to certain of the leased facilities.

            The following is a schedule by years of future minimum rental payments required under the operating leases which have an initial or remaining non-cancelable lease term in excess of one year as of June 30, 2005:

            For the Years Ending June 30,

                     2006                    $  561,072
                     2007                       502,226
                     2008                       390,689
                     2009                       324,050
                                             ----------
                                             $1,778,037
                                             ==========

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30. 2005 AND 2004
                 AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 11-    SUBSEQUENT EVENTS

            On July 25, 2005, MRU Lending, Inc. ("MRUL"), a wholly-owned subsidiary of the Company entered into a definitive agreement with Doral Bank NY, FSB, ("the Bank"). The agreement provides for the Bank's origination of private student loans to qualified applicants participating in MRUL's private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL and the sale by the Bank and purchase by MRUL of such student loans. The agreement between MRUL and the Bank is evidenced by a Loan Program Agreement and a Loan Sale Agreement both dated July 25, 2005. Pursuant to the Loan Program Agreement, the Bank has agreed to not originate or sell private student loans for or to any party other than MRUL. The Agreements have a 36 month term and are automatically renewable for up to two successive terms of 12 months.

            On September 20, 2005, the 2005 Annual Meeting of Stockholders was held at the principal offices of the Company. At the Annual Meeting the Company's stockholders voted on, and approved by requisite stockholder vote, the following matters: 1) the election of six directors to the Company's Board of Directors, 2) Adoption of the 2005 Consultant Incentive Plan, 3) Adoption of an Amendment and Restatement to the 2004 Omnibus Incentive Plan, and 4) Approval of an Amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares and the number of authorized shares of preferred stock from 5,000,000 shares to 25,000,000.