Form 10QSB
period 2005-09-30
MRU HOLDINGS INC
filed 2005-11-15
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2005

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ____________.

                        Commission file number 000-33487

                               MRU HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                   33-0954381
--------------------------------                   -------------------
(State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                   Identification No.)

                           1114 Avenue of the Americas
                            New York, New York 10036
                    ----------------------------------------
                    (Address of principal executive offices)

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

Yes |X| No  |_|

As of September 30, 2005, the latest practicable date, 13,751,578 of the issuer's common shares, $.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes  |_|  No  |X|

                                TABLE OF CONTENTS

                                                                            Page

PART I -FINANCIAL INFORMATION

      Item 1.   Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet ............................   1

           Condensed Consolidated Statements of Operations .................   2

           Condensed Consolidated Statements of Cash Flows .................   3

           Notes to Condensed Consolidated Financial Statements ............   4

      Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................  16

      Item 3.   Controls and Procedures.....................................  18

PART II - OTHER INFORMATION

      Item 1.   Legal Proceedings...........................................  19

      Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.  19

      Item 3.   Defaults Upon Senior Securities.............................  19

      Item 4.   Submission of Matters to a Vote of Security Holders.........  20

      Item 5.   Other Information...........................................  20

      Item 6.   Exhibits....................................................  21

SIGNATURES .................................................................  22

                               MRU HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                               September 30, 2005

                                 ASSETS
                                                                       2005
                                                                   ------------
CURRENT ASSETS:
  Cash and cash equivalents                                        $  3,748,019
  Accounts receivable                                                     6,500
  Collateral deposit - student loans                                    250,000
  Prepaid expenses and other current assets                             214,068
                                                                   ------------

    Total Current Assets                                              4,218,587
                                                                   ------------

  Fixed assets, net of depreciation                                     452,693
                                                                   ------------

OTHER ASSETS:
  Student loans receivable                                            7,962,903
  Security deposits                                                      32,963
  Deferred financing fees, net                                          160,612
                                                                   ------------

    Total Other Assets                                                8,156,478
                                                                   ------------

TOTAL ASSETS                                                       $ 12,827,758
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $  1,413,571
  Accrued payroll                                                       280,225
                                                                   ------------

      Total Current Liabilities                                       1,693,796
                                                                   ------------

LONG-TERM LIABILITIES:
  Notes payable                                                       6,420,843
  Deferred origination fee revenue                                      278,825
                                                                   ------------

      Total Long-term Liabilities                                     6,699,668
                                                                   ------------

      Total Liabilities                                               8,393,464
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred Stock, $.001 par value; 25,000,000
        shares authorized and 3,171,148
        shares issued and outstanding                                     3,171
  Common Stock, $.001 par value; 200,000,000
      shares authorized, 13,749,574 issued and outstanding               13,749
  Additional paid-in capital                                         13,814,068
  Accumulated deficit                                                (9,396,694)
                                                                   ------------

      Total Stockholders' Equity (Deficit)                            4,434,294
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                $ 12,827,758
                                                                   ============

     The accompanying notes are an integral part of the financial statements

                               MRU HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                       2005             2004
                                                  ------------     ------------

OPERATING REVENUE:
   Referral marketing fee income                  $        230     $         --
   Loan portfolio interest income                       39,124               --
   License income                                        9,334               --
                                                  ------------     ------------

       Total Operating Revenue                          48,688               --
                                                  ------------     ------------

COST OF SALES
   Referral marketing costs                             58,670               --
   Origination bank costs                               38,857               --
   Facility interest costs                              21,114               --
   Consulting and hosting                               15,350               --
   Trustee fees                                          6,500               --
   Servicing costs                                       2,330               --
                                                  ------------     ------------

       Total Cost of Sales                             142,821               --
                                                  ------------     ------------

GROSS (LOSS)                                           (94,133)              --
                                                  ------------     ------------

OPERATING EXPENSES
   General and administrative expenses               2,562,926          716,092
   Depreciation and amortization                        54,855              922
                                                  ------------     ------------

       Total Operating Expenses                      2,617,781          717,014
                                                  ------------     ------------

NET LOSS                                            (2,711,914)        (717,014)
                                                  ------------     ------------

OTHER INCOME (LOSS)
   Interest income                                      22,002            6,594
   Interest expense                                       (773)          (9,375)
                                                  ------------     ------------

        Total Other Income (Loss)                       21,229           (2,781)
                                                  ------------     ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES          (2,690,685)        (719,795)
   Provision for income taxes                               --               --
                                                  ------------     ------------

NET (LOSS)                                          (2,690,685)        (719,795)

LESS PREFERRED STOCK DIVIDEND                         (200,319)              --
                                                  ------------     ------------

LOSS APPLICABLE TO COMMON SHARES                  $ (2,891,004)    $   (719,795)
                                                  ============     ============

NET LOSS PER BASIC AND DILUTED SHARES             $      (0.21)    $      (0.06)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                               13,687,923       13,073,640
                                                  ============     ============

     The accompanying notes are an integral part of the financial statements

                               MRU HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                                    2005           2004
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $(2,891,004)   $  (719,795)
                                                               -----------    -----------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                  54,855            922

  Changes in assets and liabilities
     Decrease in accounts receivable                                13,746             --
     (Increase) in student loans receivable                     (7,804,424)            --
     (Increase) in prepaid expenses and other current assets       (80,528)        (5,000)
     Decrease in security deposits                                 360,000             --
     Increase in accrued payroll                                    54,581             --
     Increase in deferred origination fee revenue                  271,437             --
     Increase in accounts payable and accrued expenses             665,318          9,375
                                                               -----------    -----------

     Total adjustments                                          (6,465,015)         5,297
                                                               -----------    -----------

     Net cash (used in) operating activities                    (9,356,019)      (714,498)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of fixed assets                                  (217,267)            --
     Increase in notes payable                                   6,420,843             --
                                                               -----------    -----------

      Net cash provided by investing activities                  6,203,576             --
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from conversion of warrants                             5,940             --
    Proceeds from sale of stock and equity - net of expenses            --      2,702,537
                                                               -----------    -----------

       Net cash provided by financing activities                     5,940      2,702,537
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (3,146,503)     1,988,039

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  6,894,522        475,421
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                      $ 3,748,019    $ 2,463,460
                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                           $     1,060    $        --
                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Issuance of common stock for conversion of bridge loan     $        --    $   750,000
                                                               ===========    ===========

     The accompanying notes are an integral part of the financial statements

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared by MRU Holdings, Inc. and Subsidiaries (the "Company"), formerly Pacific Technology, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2005 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The results for the three months ended September 30, 2005 may not be indicative of the results for the entire year.

These condensed consolidated unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein.

The Company was incorporated in Delaware on March 2, 2000 as Dr. Protein.Com, Inc. and on March 7, 2003 changed its name to Pacific Technology, Inc. On July 6, 2004 the Company changed its name to MRU Holdings, Inc. On May 20, 2005 the Board of Directors of the Company approved a change in the Company's year end from December 31st to June 30th.

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

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company has permanently discontinued the business of selling and distributing optical storage devices and has adopted the Iempower business plan directed primarily at providing students with funds for higher education using a proprietary approach of analyzing future repayment potential to profile and provide customized financial products to students. The Company receives financing requests from students, which the Company refers to lenders. The Company also proposes to originate federal loans, which are student loans guaranteed by the federal government and private loans. The Company also plans to offer its credit analysis, underwriting, and processing services to its channel partners, which include banks, student loan companies, and affinity marketing partners.

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

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2005 and 2004, the Company's uninsured cash balances total $3,435,931 and $2,363,460, respectively.

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

Advertising

The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses, included in the statements of operations for the three months ended September 30, 2005 and 2004 were $581,977 and $54,304 respectively.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                   2005                2004
                                               ------------        ------------

Net (loss)                                     $ (2,891,004)       $   (719,795)
                                               ============        ============

Weighted-average common stock
  Outstanding (Basic)                            13,687,923          13,073,640

Weighted-average common stock
  equivalents:
    Stock options                                        --                  --
    Warrants                                             --                  --
                                               ------------        ------------

Weighted-average common stock
  outstanding (Diluted)                          13,687,923          13,073,640
                                               ============        ============

For September 30, 2005 and 2004, warrants were not included in the computation of diluted EPS because inclusion would have been antidilutive.

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

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

        NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, "FAS123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its' results and financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's reported financial results.

NOTE 3-STUDENT LOAN RECEIVABLES

Student loan receivables are private student loans made to post-secondary and/or graduate students pursuing degree programs from selective colleges and universities in the United States of America. Private student loans are not guaranteed by any governmental entity and are unsecured consumer debt. Interest accrues on these loans from date of advance depending on the student borrower's choice of repayment option (deferred, interest payment only, and principal and interest payment). Origination fee revenue is recognized over the principal and interest servicing life of the loan.

MRU Lending has loan origination agreements with Doral Bank Federal Savings Bank New York, an affiliate of the Doral Financial Corporation, and Webbank, a Utah state chartered financial institution and a wholly owned subsidiary of WebFinancial Corporation.

The Doral-MRU Lending loan program is secured by a $2,000,000 ninety- day certificate of deposit held by MRU Lending at Doral Bank, with assignment rights to Doral Bank. Through September 30, 2005, the Doral-MRU Lending loan program has originated approximately $6,400,000 in private student loans.

NOTE 3-STUDENT LOAN RECEIVABLES (CONTINUED)

The Webbank-MRU Lending loan program is secured by a $250,000 money market account held by Webbank at Webbank. Through September 30, 2005, the Webbank-MRU Lending loan program has originated approximately $1,500,000 in private student loans.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE 4-FIXED ASSETS

Fixed assets consist of the following at September 30, 2005:


                                                               2005
                                                          ---------

            Computer network equipment                    $ 520,070
            Leasehold improvements                           21,994
            Furniture and fixtures                            5,884
                                                          ---------
                                                            547,948
            Less: accumulated depreciation                  (95,255)
                                                          ---------

            Total fixed assets                            $ 452,693
                                                          =========

Depreciation expense for the three months ended September 30, 2005 and 2004 was $37,647 and $922, respectively.

NOTE 5-PROVISION FOR INCOME TAXES

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

There was no provision for income taxes for the three months ended September 30, 2005 and 2004.

At September 30, 2005 and 2004, the Company had accumulated deficits approximating $9,396,694 and $1,361,893 respectively, available to offset future taxable income through 2023.


                                                2005           2004
                                         -----------    -----------

            Deferred tax assets          $ 2,819,008    $   414,568
            Less: valuation allowance     (2,819,008)      (414,568)
                                         -----------    -----------

            Totals                       $        --    $        --
                                         ===========    ===========

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE 6-STOCKHOLDERS' EQUITY

Common Stock

There were 200,000,000 shares of common stock authorized, with 13,749,574 and 13,082,182 shares issued and outstanding at September 30, 2005 and 2004, respectively. The par value for the common stock is $.001 per share.

The following details the stock transactions for the three months ended September 30, 2005.

The Company issued 6,000 shares of common stock upon the exercise of warrants at a value of $0.99 per share.

The Company issued 79,072 shares of common stock upon the conversion of preferred stock.

Preferred Stock

There were 25,000,000 shares of preferred stock authorized, with 3,171,148 and 0 issued and outstanding as of September 30, 2005 and 2004. The par value for the preferred shares is $.001 per share.

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

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE 6-STOCKHOLDERS' EQUITY (Continued)

Preferred Stock

On February 4, 2005, contemporaneously with and as a condition to the transaction described, the Company sold 3,250,006 shares of its Series A Convertible Preferred Stock (Series A Preferred Stock) at a price of $3.50 per share to certain accredited investors in a private placement transaction. The Company received gross aggregate proceeds of $11,375,000 from the sale of these securities.

Warrants

At September 30, 2005 and 2004 there were 11,407,906 and 3,021,654 warrants outstanding respectively.

NOTE 7-LONG TERM DEBT

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

NOTE 8 -CREDIT LINE WITH UNIVERSAL FINANZ HOLDING AG

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

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE 9-CREDIT LINE WITH NOMURA CREDIT & CAPITAL, INC.

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

As of September 30, 2005, MRU Lending obtained approximately $5,000,000 in financing against the Nomura line of credit by collateralization of loans originated through the Doral Bank FSB New York loan program.

NOTE 10-LOAN PROGRAM AGREEMENTS

On July 25, 2005, MRU Lending, Inc. ("MRUL"), a wholly-owned subsidiary of the Company entered into a definitive agreement with Doral Bank NY, FSB ("the Bank"). The agreement provides for the Bank's origination of private student loans to qualified applicants participating in MRUL's private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL and the sale by the Bank and purchase by MRUL of such student loans. The agreement between MRUL and the Bank is evidenced by a Loan Program Agreement and a Loan Sale Agreement both dated July 25, 2005. Pursuant to the Loan Program Agreement, the Bank has agreed to not originate or sell private student loans for or to any party other than MRUL. The Agreements have a 36 month term and are automatically renewable for up to two successive terms of 12 months.

The balance due to the Bank for origination of loans approximates $1,419,000 as of September 30, 2005.

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE 10-LOAN PROGRAM AGREEMENTS (CONTINUED)

On May 5, 2005, MRU Lending, Inc. ("MRUL"), a wholly-owned subsidiary of the Company entered into a definitive agreement with Webbank, a Utah state chartered financial institution. The agreement provides for the Bank's origination of private student loans to qualified applicants participating in MRU Lending's private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL and the sale by the Bank and purchase by MRUL of such student loans. The agreement between MRUL and the Bank is evidenced by a Loan Program Agreement and a Loan Sale Agreement both dated May 5, 2005. Pursuant to the Loan Program Agreement, the Bank has agreed to not originate or sell private student loans for or to any party other than MRUL. The Agreements have a 36 month term and are automatically renewable for up to two successive terms of 12 months.

The Company has no balance due to the Bank for origination of loans as of September 30, 2005.

NOTE 11-PATENTS

The Company has a patent pending for a business method. This business method enables the company to provide customized financial products to consumers.

NOTE 12-COMMITMENTS AND CONTINGENCIES

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

The following is a schedule by years of future minimum rental payments required under the operating leases which have an initial or remaining noncancelable lease term in excess of one year as of September 30, 2005:

For the Twelve Months Ending September 30,

         2006                 $  542,229
         2007                    502,226
         2008                    390,689
         2009                    235,672
                              -----------

                              $1,670,816
                              ===========

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in the our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. This discussion should be read in conjunction with the consolidated financial statements including the related footnotes. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

RESULTS OF OPERATIONS

The Company executed on the following major elements of its business plan during the three months ending September 30, 2005:

      - Funded approximately $8M in private student loans from $420M in private student loan financing requests received.

      - Completed approximately $5M in initial borrowings against the $165 million credit facility with Nomura Credit and Capital, Inc. ("NCCI").

      - The Company established originating bank relationships with Doral Bank, Federal Savings Bank, New York.

      - Established relationships with more than ten (10) major marketing partners to market the Company's private student loan products.

OVERVIEW

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THE THREE MONTHS ENDING SEPTEMBER 30, 2004

REVENUES. For the three months ended September 30, 2005 the Company generated $48,688 in operating revenues; $39,124 in interest income from private student loan portfolio, $9,334 in Scholarship Resource Network licensing revenue, and $230 in private student loan referral marketing fees. This is compared to $0 operating revenues for the three months ended September 30, 2004.

COST OF GOODS SOLD. For the three months ended September 30, 2005 the Company incurred $58,670 in private student loan referral marketing costs, $38,857 in origination bank fees and interest expense, $21,114 in facility interest expense, $15,350 in Scholarship Resource Network consulting and hosting costs, $6,500 in custodian costs, and $2,330 in servicing costs for total costs of goods sold of $148, 821. The Company had no cost of goods sold for the three months ended September 30, 2004.

OPERATING EXPENSES AND NET LOSS. For the three months ended September 30, 2005, our total operating expenses were $2,617,781, compared to $717,014 for the three month period ended September 30, 2004. The majority of the expenses for the three months ended September 30, 2005 were for origination operating expenses of $710,576, advertising expenses of $581,978, corporate general and administration expenses of $550,316, and marketing general and administration expenses of $408,247. The majority of the expenses for the three months ended September 30, 2004 were for corporate general and administration expenses of $510,736, legal and professional fees of $205,356.

For the three month period ended September 30, 2005, our loss from operations was $2, 711, 914 compared to $717,014 for the three months ended September 30, 2004.

For the three month period ended September 30, 2005, we had interest income of $22,002 and interest expense of $773, making our net loss before incomes taxes of $2,690,685. This is compared to the three month period ended September 30, 2004, when we had interest income of $6,354 and interest expense of $9,375, which made our net loss before income taxes $719,795.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $3,748,019 and accounts receivable of $6,500 as of September 30, 2005. Our total current assets were $4,218,587 as of September 30, 2005. We also had $452,693 in net property and equipment, $7,962,903 in student loans receivable, $160,612 in deferred financing fees, and $32,693 in security deposits, making our total assets $12,827,758 as of September 30, 2005. Our total current liabilities were $1,693,796 as of September 30, 2005. We had $1,413,571 in accounts payable and accrued expenses and $280,225 in accrued payroll. For the same period ended September 30, 2004, we had cash of $2,463, 410 and accounts receivable of $0. Our total current assets were $2,565,410 as of September 30, 2004. We also had $17,561 in net property and equipment, making our total assets $2,582,971 as of September 30, 2004. Our total current liabilities were $11,927 as of September 30, 2005. We had $2,552 in accounts payable and accrued expenses and $9,375 in accrued interest payable. We have no long-term commitments or contingencies.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We had cash of $3,748,019 as of September 30, 2005. In the near term we intend to use our cash on hand to support the ongoing operating and financing requirements of executing our business plan. We believe that our current liquidity will be sufficient to meet our cash needs for working capital through the next twelve months. If cash generated from operations and cash on hand are not sufficient to satisfy our liquidity requirements, we will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to us. If we are required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop, and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our long-term liquidity will depend on our ability to execute on our business plan and to commercialize our financial products and services. This business involves significant risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties are described in the Company's definitive Information Statement on Schedule 14C, dated June 14, 2004, as filed with the Securities and Exchange Commission on June 14, 2004, under the heading "Risk Factors.:

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

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of was held on September 20, 2005. At that meeting, the four proposals set out below were submitted to a vote of the Company's stockholders:

      Proposal 1 - Election of Directors;

      Proposal 2 - Adoption of the 2005 Consultant Incentive Plan;

      Proposal 3 - Adoption of Amendment and Restatement to the 2004 Omnibus Incentive Plan; and

      Proposal 4 - Approval of Amendment to Certificate of Incorporation to Increase Number of Authorized Shares of Stock

The number of shares of Common Stock of the Company issued and outstanding on August 22, 2005, and entitled to vote at the meeting was 13,674,501. There were present at the meeting, in person or by proxy, stockholders of the Company who were holders of record on August 22, 2005 of 7,383,016 shares of Stock, or 53.99% of the total shares of the outstanding Common Stock of the Company, which constituted a quorum.

Pursuant to the Bylaws of the Company, each stockholder was entitled to one vote or corresponding fraction thereof for each share of Stock or fraction thereof standing in his or her name on the books of the Company on the record date.

The following table sets forth the results of the voting at the meeting:

Proposal 1 - Election of Directors
                            Votes         Votes       % Votes       Votes
Directors                   For         Withheld        For       Withheld
Edwin J. McGuinn, Jr.    6,959,804            175      94.27%         0.00%
Raza Khan                6,959,804            175      94.27%         0.00%
Vishal Garg              6,959,804            175      94.27%         0.00%
M. Paul Tompkins         6,959,804            175      94.27%         0.00%
Richmond T. Fisher       6,959,804            175      94.27%         0.00%
C. David Bushley         6,959,804            175      94.27%         0.00%

                                                          Broker
Proposals    Votes For    Votes Against  Votes Abstain   Non-Vote   % Votes For

       2    6,916,204       42,775          1,000             0       93.68%

       3    6,916,004       42,975          1,000             0       93.67%

       4    6,956,724        1,175          2,080             0       94.23%

Item 5. Other Information

None

Item 6.    Exhibits

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of Regulation S-B:

Exhibit                                      Incorporated by Reference to
No.        Description                       Filings Indicated

3.1        Certificate of Incorporation      Exhibit 3.1 to Company's
                                             Registration Statement on Form
                                             SB-2 (No. 333-67222)

3.2        Certificate of Amendment to the   Exhibit 3.1 to Company's Form 8-K
           Certificate of Incorporation      dated March 7, 2003

3.3        Certificate of Designation        Exhibit 4.1 to Company's Current
                                             Report on Form 8-K filed on
                                             February 10, 2005 (No. 001-33487)

3.4        By-laws                           Exhibit 3.2 to Company's
                                             Registration Statement on Form
                                             SB-2 (File No. 333-67222)

4          2004 Omnibus Incentive Plan       Exhibit 4(c) to Company's
                                             Registration Statement on Form
                                             SB-2 filed on August 24, 2004

10.1       Credit Agreement between MRU      Exhibit 10.1 to Company's
           Lending, Inc. and Nomura Credit   Registration Statement on Form
           & Capital, Inc., dated February   SB-2 filed on March 22, 2005
           4, 2005

10.2       Employment Agreement dated        Exhibit 10 to Company's
           November 17, 2004 between the     Pre-Effective Amendment No. 1 to
           Company and Edwin J. McGuinn, Jr. Form SB-2 filed on November 18,
                                             2004

14         Code of Ethics                    Exhibit 14 to Company's Annual
                                             Report on Form 10-KSB filed on
                                             March 22, 2005 (File No.
                                             000-33487)

21         Subsidiaries of the Company       Exhibit 21 to Company's Annual
                                             Report on Form 10-KSB filed on
                                             March 22, 2005 (File No.
                                             000-33487)

31.1       Rule 13a-14(a)/15d-14(a)
           Certification of Chief Executive
           Officer*

31.2       Rule 13a-14(a)/15d-14(a)
           Certification of Chief Executive
           Officer*

32         Section 1350 Certifications*

----------------
* filed herewith

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on November 14, 2005.

                                        MRU HOLDINGS, INC.

                                        /s/ Edwin J. McGuinn, Jr.
                                        ------------------------------
                                        By: Edwin J. McGuinn, Jr.
                                        Its: Chief Executive Officer


                                        /s/ Vishal Garg
                                        ------------------------------
                                        By: Vishal Garg
                                        Its:  Chief Financial Officer

EXHIBIT INDEX

                                               Incorporated by Reference to
Exhibit No.   Description                      Filings Indicated
--------------------------------------------------------------------------------

3.1           Certificate of Incorporation     Exhibit 3.1 to Company's
                                               Registration Statement on Form
                                               SB-2 (No. 333-67222)

3.2           Certificate of Amendment to the  Exhibit 3.1 to Company's Form
              Certificate of Incorporation     8-K dated March 7, 2003

3.3           Certificate of Designation       Exhibit 4.1 to Company's
                                               Current Report on Form 8-K
                                               filed on February 10, 2005 (No.
                                               001-33487)

3.4           By-laws                          Exhibit 3.2 to Company's
                                               Registration Statement on Form
                                               SB-2 (File No. 333-67222)

4             2004 Omnibus Incentive Plan      Exhibit 4(c) to Company's
                                               Registration Statement on Form
                                               SB-2 filed on August 24, 2004

10.1          Credit Agreement between MRU     Exhibit 10.1 to Company's
              Lending, Inc. and Nomura Credit Registration Statement on Form & Capital, Inc., dated February SB-2 filed on March 22, 2005 4, 2005

10.2          Employment Agreement dated       Exhibit 10 to Company's
              November 17, 2004 between the    Pre-Effective Amendment No. 1
              Company and Edwin J. McGuinn, Jr.to Form SB-2 filed on November
                                               18, 2004

14            Code of Ethics                   Exhibit 14 to Company's Annual
                                               Report on Form 10-KSB filed on
                                               March 22, 2005 (File No.
                                               000-33487)

21            Subsidiaries of the Company      Exhibit 21 to Company's Annual
                                               Report on Form 10-KSB filed on
                                               March 22, 2005 (File No.
                                               000-33487)

31.1          Rule 13a-14(a)/15d-14(a)
              Certification of Chief Executive
              Officer*

31.2          Rule 13a-14(a)/15d-14(a)
              Certification of Chief Executive
              Officer*

32            Section 1350 Certifications*
----------------
* filed herewith