Form 10QSB
period 2005-12-31
MRU HOLDINGS INC
filed 2006-02-14
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   |X|             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005
                               -----------------

|_|                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

                        Commission file number 000-33487
                                               ---------

                               MRU HOLDINGS, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              33-0954381
           --------                                              ----------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                           1114 Avenue of the Americas
                            New York, New York 10036
                            ------------------------
                    (Address of principal executive offices)

                                 (212) 754-0774
                                 --------------
                   (Small business issuer's telephone number)

Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

As of December 31, 2005, the latest practicable date, 14,286,617 of the issuer's common shares, $.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet ...............................   3

              Condensed Consolidated Statements of Operations ....................   4

              Condensed Consolidated Statements of Cash Flows ....................   5

              Notes to Condensed Consolidated Financial Statements ...............   6

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations......................................  17

         Item 3.   Controls and Procedures........................................  20

PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings..............................................  21

         Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....  21

         Item 3.   Defaults Upon Senior Securities................................  21

         Item 4.   Submission of Matters to a Vote of Security Holders............  21

         Item 5.   Other Information..............................................  21

         Item 6.   Exhibits.......................................................  21

SIGNATURES .......................................................................  23

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                               MRU HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                DECEMBER 31, 2005

                                     ASSETS

                                                                                        2005
                                                                                    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $  2,981,512
  Accounts receivable                                                                     18,100
  Prepaid expenses and other current assets                                              194,247
                                                                                    ------------

    Total Current Assets                                                               3,193,859
                                                                                    ------------

  Fixed assets, net of depreciation                                                      473,523
                                                                                    ------------

OTHER ASSETS:
  Student loans receivable                                                            15,957,431
  Security deposits                                                                       29,258
  Deferred financing fees, net                                                           143,404
                                                                                    ------------

    Total Other Assets                                                                16,130,093
                                                                                    ------------

TOTAL ASSETS                                                                        $ 19,797,475
                                                                                    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                             $    731,050
  Accrued payroll                                                                        928,120
                                                                                    ------------

      Total Current Liabilities                                                        1,659,170
                                                                                    ------------

LONG-TERM LIABILITIES:
  Notes payable                                                                       15,669,566
  Deferred origination fee revenue                                                       529,797
                                                                                    ------------

      Total Long-term Liabilities                                                     16,199,363
                                                                                    ------------

      Total Liabilities                                                               17,858,533
                                                                                    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $.001 par value; 25,000,000 shares authorized and 2,783,434
      shares issued and outstanding                                                        2,783
  Common Stock, $.001 par value; 200,000,000 shares authorized,
      14,286,617 issued and outstanding                                                   14,269
  Additional paid-in capital                                                          14,336,317
  Additional paid-in capital - options                                                 5,134,920
  Accumulated deficit                                                                (17,549,347)
                                                                                    ------------

      Total Stockholders' Equity (Deficit)                                             1,938,942
                                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                                 $ 19,797,475
                                                                                    ============

     The accompanying notes are an integral part of the financial statements

                               MRU HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                        Six Months Ended                     Three Months Ended
                                                        ----------------                     ------------------
                                                 December 31,       December 31,       December 31,       December 31,
                                                     2005               2004               2005               2004
                                                --------------     --------------     --------------     --------------
OPERATING REVENUE:
   Referral marketing fee income                $          595     $           --     $          365     $           --
   Consulting income                                        --              7,245                 --              7,245
   Loan portfolio interest income                      244,420                 --            205,296                 --
   Origination fee - private                             1,495                 --              1,495                 --
   License income                                       14,404                 --              5,070                 --
                                                --------------     --------------     --------------     --------------

       Total Operating Revenue                         260,914              7,245            212,226              7,245
                                                --------------     --------------     --------------     --------------

COST OF SALES
   Referral marketing costs                            108,955                 --             50,285                 --
   Origination bank costs                               76,710                 --             37,853                 --
   Facility interest costs                             145,880                 --            124,766                 --
   Consulting and hosting                               28,075                 --             12,725                 --
   Trustee fees                                         10,633                 --              4,133                 --
   Servicing costs                                      11,504                 --              9,174                 --
                                                --------------     --------------     --------------     --------------

       Total Cost of Sales                             381,757                 --            238,936                 --
                                                --------------     --------------     --------------     --------------

GROSS (LOSS)                                          (120,843)             7,245            (26,710)             7,245
                                                --------------     --------------     --------------     --------------

OPERATING EXPENSES
   General and administrative expenses              10,459,696          1,655,859          7,896,770            939,767
   Depreciation and amortization                       122,230             12,690             67,375             11,768
                                                --------------     --------------     --------------     --------------

       Total Operating Expenses                     10,581,926          1,668,549          7,964,145            951,535
                                                --------------     --------------     --------------     --------------

NET LOSS                                           (10,702,769)        (1,661,304)        (7,990,855)          (944,290)
                                                --------------     --------------     --------------     --------------

OTHER INCOME (LOSS)
   Interest income                                      61,245             12,586             39,243              5,992
   Interest expense                                       (837)           (22,133)               (64)           (12,758)
   Other income                                             --               (492)                --               (492)
                                                --------------     --------------     --------------     --------------

        Total Other Income (Loss)                       60,408            (10,039)            39,179             (7,258)
                                                --------------     --------------     --------------     --------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES         (10,642,361)        (1,671,343)        (7,951,676)          (951,548)
   Provision for income taxes                               --                 --                 --                 --
                                                --------------     --------------     --------------     --------------

NET (LOSS)                                         (10,642,361)        (1,671,343)        (7,951,676)          (951,548)

LESS PREFERRED STOCK DIVIDEND                         (401,296)                --           (200,977)                --
                                                --------------     --------------     --------------     --------------

LOSS APPLICABLE TO COMMON SHARES                $  (11,043,657)    $   (1,671,343)    $   (8,152,653)    $     (951,548)
                                                ==============     ==============     ==============     ==============

NET LOSS PER BASIC AND DILUTED SHARES           $        (0.80)    $        (0.13)    $        (0.58)    $        (0.07)
                                                ==============     ==============     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                               13,853,360         13,287,723         14,018,796         13,501,806
                                                ==============     ==============     ==============     ==============

     The accompanying notes are an integral part of the financial statements

                               MRU HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                                                    2005               2004
                                                                               --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                    $  (11,043,657)    $   (1,671,343)
                                                                               --------------     --------------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                                    122,230             12,690

  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                                         2,146                 --
     Decrease in collateral deposit - student loans                                   250,000                 --
     (Increase) in prepaid expenses and other current assets                          (60,707)          (172,556)
     Decrease in deposits                                                             392,963                 --
     (Increase) in student loans receivable                                       (15,798,952)                --
     (Increase) decrease in security deposits                                         (29,258)            88,975
     Increase in accounts payable and accrued expenses                                505,178            459,031
     Increase in accrued payroll                                                      702,476                 --
     Increase in stock options outstanding                                          5,134,920                 --
     Increase in deferred origination fee revenue                                     522,409                 --
                                                                               --------------     --------------

     Total adjustments                                                             (8,256,595)           388,140
                                                                               --------------     --------------

     Net cash (used in) operating activities                                      (19,300,252)        (1,283,203)
                                                                               --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of fixed assets                                                     (288,264)           (61,328)
                                                                               --------------     --------------

      Net cash provided by (used in) investing activities                            (288,264)        (61,328.00)
                                                                               --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITES
    Increase in notes payable - originating loan program agreements                   117,940                 --
    Increase in notes payable - Nomura Credit and Capital credit facility          15,551,626                 --
    Proceeds from conversion of warrants                                                5,940                 --
    Proceeds from sale of stock and equity - net of expenses                               --          2,517,987
                                                                               --------------     --------------

       Net cash provided by financing activities                                   15,675,506          2,517,987
                                                                               --------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (3,913,010)         1,173,456

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                     6,894,522            475,421
                                                                               --------------     --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $    2,981,512     $    1,648,877
                                                                               ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                           $           --     $           --
                                                                               ==============     ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Issuance of common stock for conversion of bridge loan                     $           --     $      750,000
                                                                               ==============     ==============

    Issuance of preferred stock in conversion of dividends payable             $      522,381     $           --
                                                                               ==============     ==============

    Preferred stock converted to common shares                                 $          616     $           --
                                                                               ==============     ==============

     The accompanying notes are an integral part of the financial statements

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared by MRU Holdings, Inc. and Subsidiaries (the "Company"), formerly Pacific Technology, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2005 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The results for the six months ended December 31, 2005 may not be indicative of the results for the entire year.

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

The Company has permanently discontinued the business of selling and distributing optical storage devices and has adopted the Iempower business plan directed primarily at providing students with funds for higher education using a proprietary approach of analyzing future repayment potential to profile and provide customized financial products to students. The Company also proposes to originate federal loans, which are student loans guaranteed by the federal government and private loans. The Company may also offer its credit analysis, underwriting, and processing services to its channel partners, which include banks, student loan companies, and affinity marketing partners.

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

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2005 AND 2004

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

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005 and 2004, the Company's uninsured cash balances total $2,287,599 and $1,460,913, respectively.

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

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses, included in the statements of operations for the six months ended December 31, 2005 and 2004 were $1,946,275 and $263,878 respectively.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                            December 31,       December 31,
                                                                2005               2004
                                                            ------------       ------------
            Net (loss)                                      $(11,043,657)      $ (1,671,343)
                                                            ============       ============

            Weighted-average common stock
              Outstanding (Basic)                             13,853,360         13,287,723

            Weighted-average common stock equivalents:
                Stock options                                         --                 --
                Warrants                                              --                 --
                                                            ------------       ------------

            Weighted-average common stock
              outstanding (Diluted)                           13,853,360         13,287,723
                                                            ============       ============

(Loss) Per Share of Common Stock (Continued)

For December 31, 2005 and 2004, warrants were not included in the computation of diluted EPS because inclusion would have been antidilutive.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, "FAS123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. During the quarter ended December 31, 2005, the Company adopted FAS 123R.

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

NOTE 3- STUDENT LOAN RECEIVABLES

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

The Doral-MRU Lending loan program is secured by a $2M ninety-day certificate of deposit held by MRU Lending at Doral Bank, with assignment rights to Doral Bank. Through December 31, 2005, the Doral-MRU Lending loan program has originated approximately $14.3M in private student loans.

Through December 31, 2005, the Webbank-MRU Lending loan program has originated approximately $1.5M in private student loans.

NOTE 4- FIXED ASSETS

Fixed assets consist of the following at December 31, 2005:

                                             2005
                                          ---------

      Computer network equipment          $ 578,869
      Leasehold improvements                 34,192
      Furniture and fixtures                  5,884
                                          ---------
                                            618,945
      Less: accumulated depreciation       (145,422)
                                          ---------

      Total fixed assets                  $ 473,523
                                          =========

Depreciation expense for the six months ended December 31, 2005 and 2004 was $87,814 and $12,690, respectively.

NOTE 5- PROVISION FOR INCOME TAXES

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

There was no provision for income taxes for the six months ended December 31, 2005 and 2004.

At December 31, 2005 and 2004, the Company had accumulated deficits approximating $17,549,347 and $2,313,441 respectively, available to offset future taxable income through 2023.

                                         2005              2004
                                     ------------      ------------

      Deferred tax assets            $  5,264,804      $    694,032
      Less: valuation allowance        (5,264,804)         (694,032)
                                     ------------      ------------

      Totals                         $         --      $         --
                                     ============      ============

NOTE 6- STOCKHOLDERS' EQUITY

Common Stock

There were 200,000,000 shares of common stock authorized, with 14,286,617 and 13,586,202 shares issued and outstanding at December 31, 2005 and 2004, respectively. The par value for the common stock is $.001 per share.

The following details the stock transactions for the six months ended December 31, 2005.

The Company issued 6,000 shares of common stock upon the exercise of warrants at a value of $0.99 per share.

The Company issued 616,115 shares of common stock upon the conversion of preferred stock during the six months ended December 31, 2005.

The Company issued 149,488 shares of Preferred Series A stock as a dividend.

Preferred Stock

There were 25,000,000 shares of preferred stock authorized, with 2,783,434 and 0 issued and outstanding as of December 31, 2005 and 2004, respectively. The par value for the preferred shares is $0.001 per share.

On January 27, 2005, the Company filed a Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock, par value $0.001 per share (the Certificate of Designation) with the Secretary of State of the State of Delaware. Pursuant thereto, the Company authorized 4,500,000 shares of its preferred stock to be designated as Series A Convertible Preferred Stock and issued or offered at a purchase price equal to $3.50 per share. A total of 3,250,006 shares of the Series A Preferred Stock has been sold by the Company in the private placement transaction

The Series A Preferred Stock is convertible at any time into common stock of the Company at a price of $3.50 per share subject to adjustment for future stock issuances, splits, dividends, and recapitalizations. For the first year of issuance, cumulative dividends of 7% per annum are payable quarterly in cash or additional shares of Series A Preferred Stock, which the Company has elected to pay in additional shares of Series A Preferred Stock. After the first year of issuance, cumulative dividends of 4% per annum are payable quarterly in cash or additional shares of Series A Preferred Stock, at the Company's election. The Series A Preferred Stock has no voting rights except on certain defaults in payment of dividends and as otherwise required by law.

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

Warrants

At December 31, 2005 and 2004 there were 11,407,906 and 3,215,757 warrants outstanding respectively.

NOTE 7- LONG TERM DEBT

On April 1, 2004, the Company received a bridge loan in the amount of $750,000, bearing interest at 5% per year based on a 360 day year. The note matures the earliest of 1.) September 30, 2004 or 2.) Consummation of the Share Exchange. If the Share Exchange is consummated prior to the maturity date, the Lender shall cause Pacific Technology and Brean Murray & Company to exchange the note for the number of units equal to the quotient obtained by dividing (a) the sum of the outstanding principal and all other amounts due hereunder on the date of the Share Exchange by (b) $1.60 (the per unit price of a unit sold to an investor in the offering. As of July 8, 2004, the entire principal and accrued interest on the bridge loan was converted in connection with the Share Exchange into 475,000 shares of the Company's common stock at $1.60 per share and warrants to acquire 88,433 shares of the common stock at an exercise price of $2.00 per share.

NOTE 8 - CREDIT LINE WITH UNIVERSAL FINANZ HOLDING AG

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

NOTE 9- CREDIT LINE WITH NOMURA CREDIT & CAPITAL, INC.

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

As of December 31, 2005, MRU Lending obtained approximately $15,500,000 in financing against the Nomura line of credit by collateralization of loans originated through the loan programs with Doral Bank FSB New York and Webbank.

NOTE 10- LOAN PROGRAM AGREEMENTS

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

The balance due to the Bank for origination of loans approximates $118,000 as of December 31, 2005.

On May 5, 2005, MRU Lending, Inc. ("MRUL"), a wholly-owned subsidiary of the Company entered into a definitive agreement with Webbank, a Utah state chartered financial institution. The agreement provides for the Bank's origination of private student loans to qualified applicants participating in MRU Lending's private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL and the sale by the Bank and purchase by MRUL of such student loans. The agreement between MRUL and the Bank is evidenced by a Loan Program Agreement and a Loan Sale Agreement both dated May 5, 2005. Pursuant to the Loan Program Agreement, the Bank has agreed to not originate or sell private student loans for or to any party other than MRUL. The Agreements have a 36 month term and are automatically renewable for up to two successive terms of 12 months. MRUL and Webbank mutually agreed to terminate this loan program effective November 30, 2005.

The Company has no balance due to the Bank for origination of loans as of December 31, 2005.

NOTE 11- PATENTS

The Company has a patent pending for a business method. This business method enables the company to provide customized financial products to consumers.

NOTE 12- COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has three employment agreements with key management personnel. The terms of these agreements are five years, with four years remaining on all three agreements.

Operating Leases

The Company leases office and other corporate space under leases with terms between one and four years. Monthly payments under the current leases range between $1,525 and $29,459. The Company is required to pay its pro-rata share of costs relating to certain of the leased facilities.

The following is a schedule by years of future minimum rental payments required under the operating leases which have an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2005:

For the Twelve Months Ending December 31,

      2006                         $  584,146
      2007                            465,047
      2008                            353,510
      2009                            147,259
                                   ----------

                                   $1,549,962
                                   ==========

NOTE 13- SUBSEQUENT EVENTS

Series B Convertible Preferred Private Placement

On December 30, 2005, the Controlling Series A Convertible Preferred Stock holders approved an amendment and restatement of the Company's Certificate of Incorporation, to be effective on or about February 13, 2006, creating 12,000,000 shares of Series B Convertible Preferred Stock with a $0.001 par value and a $3.80 purchase price. The power, preferences, and rights of the Series B Convertible Preferred Stock set forth in the Amended and Restated Certificate of Incorporation include voting rights, dividends, liquidation preference, conversion rights, protective provisions, redemption, election of board of directors, and right of first refusal in any offerings of Series A Convertible Preferred Stock or Common Stock.

On January 5, 2006, the Company agreed to issue 6,578,947 shares of the Series B Convertible Preferred Stock at $3.80 per share to various funds of Battery Venture Partners and Merrill Lynch Investment Managers Private Equity Partners. The transaction will close on or about February 10, 2006. Proceeds of the financing will be used to advance the Company's growth in the private student loan market.

Mandatory Conversion of Series A Convertible Preferred Stock

On January 12, 2006, the Board of the Directors of the Company approved and authorized the mandatory conversion of the Series A Convertible Preferred Stock into the Company's Common Stock whereas the market price of the Company's Common Stock had exceeded $4.025 (115% of the $3.50 conversion price, as required by the Certificate of Designation of Powers, Preferences, and Rights of the Series A Convertible Preferred Stock) for twenty of the thirty most recent consecutive trading days, with the thirtieth day period concluding on January 12, 2006.

NOTE 13- SUBSEQUENT EVENTS

Bridge Loan Promissory Notes

On January 20, 2006, the Company received $5M in proceeds from bridge promissory notes due to various funds of Battery Venture Partners and Merrill Lynch Investment Managers Private Equity Partners, bearing interest at six (6%) percent per annum based on a 365 day year. The outstanding balance of these notes, together with accrued and unpaid interest thereon, shall be due and payable no later than the earlier of (a) April 15, 2006 or (b) the closing date of the private placement of Series B Convertible Preferred Stock to which the Company receives gross proceeds of at least $25M.

Credit Line with Merrill Lynch Commercial Finance Corporation (MLFC)

On January 23, 2006, the Company's private student lending subsidiary, MRU Funding SPV, Inc. (MRUF) entered into a definitive agreement with MLFC pursuant to which MLFC will provide MRUF with a $175M revolving credit facility for the origination and warehousing of private student loans. This credit facility will enable the Company to expand the scope if its school lending program to over 3,700 programs of higher education. As a result of this transaction, MLFC will be granted a warrant, subject to certain terms and conditions, to purchase up to 4.9% of the Company's Common Stock. This transaction is anticipated to close by the end of February 2006.

Reduction of Security Required by the Doral-MRU Lending, Inc. Loan Program

On January 24, 2006, Doral Bank and MRU Lending agreed to reduce the security for the Doral-MRU Lending loan program to a $1M ninety-day certificate of deposit held by MRU Lending at Doral Bank, with assignment rights to Doral Bank. Previously, the security for the Doral-MRU Lending loan program was secured by a $2M ninety-day certificate of deposit held by MRU Lending at Doral Bank, with assignment rights to Doral Bank.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

RESULTS OF OPERATIONS

The Company executed on the following major elements of its business plan during the three months ending December 31, 2005:

      - Funded approximately $8M in private student loans during the three months ended December 31, 2005; received approximately $220M in private student loan financing requests during the three months ended December 31, 2005.

      - Completed approximately $10.5M in additional borrowings against the $165 million credit facility with Nomura Credit and Capital, Inc. ("NCCI").

      - The Company registered the revised 2004 Omnibus Incentive Plan and the 2005 Consultant Incentive Plan with the Securities and Exchange Commission. The Company issued option grants to all employees, directors, and consultants who had been promised option grants and accounted for these grants under FAS 123R, triggering approximately $5.1M stock option expense in December 2005 to recognize the vested stock options outstanding for both plans

After December 31, 2005, the Company completed the following noteworthy accomplishments:

      - The Company `s private student lending subsidiary, MRU Funding SPV, Inc. entered into a definitive agreement with Merrill Lynch Commercial Finance Corporation (MLFC) pursuant to which MLFC will provide MRUF with a $175M revolving credit facility for the origination and warehousing of private student loans. This credit facility will enable the Company to expand the scope of its school lending program to 3,700 programs of higher education. The Company anticipates that this facility will be available for initial and subsequent borrowings late February 2006.

      - The Company completed a private placement of $25M in Series B convertible preferred stock to various funds of Battery Venture Partners and Merrill Lynch Investment Managers Private Equity Partners. The transaction is anticipated to close mid-February 2006. The proceeds of the financing will be used to advance the Company's growth in the private student loan market.

OVERVIEW

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005, COMPARED TO THE THREE MONTHS ENDING DECEMBER 31, 2004

REVENUES. For the three months ended December 31, 2005 the Company generated $212,226 in operating revenues; $205,296 in interest income from private student loan portfolio, $5,070 in Scholarship Resource Network licensing revenue, and $365 in private student loan referral marketing fees. This is compared to $7,245 operating revenues from consulting for the three months ended December 31, 2004.

COST OF GOODS SOLD. For the three months ended December 31, 2005 the Company incurred $50,285 in private student loan referral marketing costs, $37,853 in origination bank fees and interest expense, $124,766 in facility interest expense, $12,725 in Scholarship Resource Network consulting and hosting costs, $4,133 in custodian costs, and $9,174 in servicing costs for total costs of goods sold of $238,936. The Company had no cost of goods sold for the three months ended December 31, 2004.

OPERATING EXPENSES AND NET LOSS. For the three months ended December 31, 2005, our total operating expenses were $7,964,145, compared to $951,535 for the three month period ended December 31, 2004. The majority of the expenses for the three months ended December 31, 2005 were for stock option expense of $5,134,920, corporate general and administration expenses of $1,108,636, origination operating expenses of $810,394, marketing general and administration expenses of $361,203, and advertising expenses of $291,056. The majority of the expenses for the three months ended December 31, 2004 were for corporate general and administration expenses of $493,910, marketing general and administration costs of $185,061, origination set-up expenses of $260,597, and advertising expenses of $4,250.

For the three month period ended December 31, 2005, our loss from operations was $7,990,855 compared to $944,290 for the three months ended December 31, 2004.

For the three month period ended December 31, 2005, we had interest income of $39,243 and interest expense of $64, making our net loss before incomes taxes of $7,951,676. This is compared to the three month period ended December 31, 2004, when we had interest income of $5,992 and interest expense of $12,758, which made our net loss before income taxes $951,548.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $2,981,512 and accounts receivable of $18,100 as of December 31, 2005. Our total current assets were $3,193,859 as of December 31, 2005. We also had $473,523 in net property and equipment, $15,957,431 in student loans receivable, $143,404 in deferred financing fees, and $29,258 in security deposits, making our total assets $19,797,475 as of December 31, 2005. Our total current liabilities were $1,659,170 as of December 31, 2005. We had $731,050 in accounts payable and accrued expenses and $928,120 in accrued payroll. For the same period ended December 31, 2004, we had cash of $1,648,877 and accounts receivable of $0. Our total current assets were $1,823,433 as of December 31, 2004. We also had $67,121 in net property and equipment and $6,025 in security deposits, making our total assets $1,896,579 as of December 31, 2004. Our total current liabilities were $461,583 as of December 31, 2004. We had $439,450 in accounts payable and accrued expenses and $22,133 in accrued interest payable. We have no long-term commitments or contingencies.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We had cash of $2,981,512 as of December 31, 2005. In the near term we intend to use our cash on hand to support the ongoing operating and financing requirements of executing our business plan. We believe that our current liquidity will be sufficient to meet our cash needs for working capital through the next twelve months. If cash generated from operations and cash on hand are not sufficient to satisfy our liquidity requirements, we will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to us. If we are required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop, and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On December 30, 2005, the holders of a majority of the Company's outstanding Common Stock and Series A Preferred Stock acted by written consent to authorize an amendment and restatement of the Company's Certificate of Incorporation (the "Amended and Restated Certificate of Incorporation"), which was approved by the Board of Directors of the Company. The Amended and Restated Certificate of Incorporation created a new series of preferred stock, to be designated as Series B Convertible Preferred Stock and amended the relative powers, preferences and rights as between the authorized classes and series of the Company's preferred stock. 53.2% of the issued and outstanding shares of common stock and 56.5% of the issued and outstanding shares of the Company's Series A preferred stock provided their written consent to approve the Amended and Restated Certificate of Incorporation.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of Regulation S-B:

--------------------------------------------------------------------------------------------------------------------------------
Exhibit No.             Description                                            Incorporated by Reference to Filings Indicated
-----------             -----------                                            ----------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
3.1                     Certificate of Incorporation                           Exhibit 3.1 to Company's  Registration  Statement
                                                                               on Form SB-2 (No. 333-67222)
--------------------------------------------------------------------------------------------------------------------------------
3.2                     Certificate  of Amendment to the  Certificate  of      Exhibit 3.1 to Company's  Form 8-K dated March 7,
                        Incorporation                                          2003
--------------------------------------------------------------------------------------------------------------------------------
3.3                     Certificate of Designation                             Exhibit 4.1 to Company's  Current  Report on Form
                                                                               8-K filed on February 10, 2005 (No. 001-33487)
--------------------------------------------------------------------------------------------------------------------------------
3.4                     By-laws                                                Exhibit 3.2 to Company's  Registration  Statement
                                                                               on Form SB-2 (File No. 333-67222)
--------------------------------------------------------------------------------------------------------------------------------
4                       2004 Omnibus Incentive Plan                            Exhibit 4(c) to Company's  Registration Statement
                                                                               on Form SB-2 filed on August 24, 2004
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
10.1                    Credit  Agreement  between MRU Lending,  Inc. and      Exhibit 10.1 to Company's  Registration Statement
                        Nomura Credit & Capital,  Inc., dated February 4,      on Form SB-2 filed on March 22, 2005
                        2005
--------------------------------------------------------------------------------------------------------------------------------
10.2                    Employment  Agreement  dated  November  17,  2004      Exhibit 10 to Company's  Pre-Effective  Amendment
                        between the Company and Edwin J. McGuinn, Jr.          No. 1 to Form SB-2 filed on November 18, 2004
--------------------------------------------------------------------------------------------------------------------------------
10.3                    Securities  Purchase Agreement dated December 31,      Exhibit 10.1 to the Company's  Current  Report on
                        2005 among the  Company,  Battery  Ventures  VII,      Form 8-K filed on January 6, 2006.
                        L.P., and Merrill Lynch Private Equity Partners
--------------------------------------------------------------------------------------------------------------------------------
10.4                    Indemnity  Agreement  between  the Company and D.
                        Andrew Mathieson*
--------------------------------------------------------------------------------------------------------------------------------
14                      Code of Ethics                                         Exhibit  14 to  Company's  Annual  Report on Form
                                                                               10-KSB   filed  on  March  22,   2005  (File  No.
                                                                               000-33487)
--------------------------------------------------------------------------------------------------------------------------------
21                      Subsidiaries of the Company                            Exhibit  21 to  Company's  Annual  Report on Form
                                                                               10-KSB   filed  on  March  22,   2005  (File  No.
                                                                               000-33487)
--------------------------------------------------------------------------------------------------------------------------------
31.1                    Rule  13a-14(a)/15d-14(a)  Certification of Chief
                        Executive Officer*
--------------------------------------------------------------------------------------------------------------------------------

----------
* filed herewith

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on February 13, 2006.


                                                MRU HOLDINGS, INC.

                                                /s/ Edwin J. McGuinn, Jr.
                                                --------------------------------
                                                By: Edwin J. McGuinn, Jr.
                                                Its: Chief Executive Officer


                                                /s/ Vishal Garg
                                                --------------------------------
                                                By: Vishal Garg
                                                Its: Chief Financial Officer

EXHIBIT INDEX

--------------------------------------------------------------------------------------------------------------------------------
Exhibit No.             Description                                           Incorporated by Reference to Filings Indicated
-----------             -----------                                           ----------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
3.1                     Certificate of Incorporation                          Exhibit 3.1 to Company's  Registration  Statement
                                                                              on Form SB-2 (No. 333-67222)
--------------------------------------------------------------------------------------------------------------------------------
3.2                     Certificate  of Amendment to the  Certificate  of     Exhibit 3.1 to Company's  Form 8-K dated March 7,
                        Incorporation                                         2003
--------------------------------------------------------------------------------------------------------------------------------
3.3                     Certificate of Designation                            Exhibit 4.1 to Company's  Current  Report on Form
                                                                              8-K filed on February 10, 2005 (No. 001-33487)
--------------------------------------------------------------------------------------------------------------------------------
3.4                     By-laws                                               Exhibit 3.2 to Company's  Registration  Statement
                                                                              on Form SB-2 (File No. 333-67222)
--------------------------------------------------------------------------------------------------------------------------------
4                       2004 Omnibus Incentive Plan                           Exhibit 4(c) to Company's  Registration Statement
                                                                              on Form SB-2 filed on August 24, 2004
--------------------------------------------------------------------------------------------------------------------------------
10.1                    Credit  Agreement  between MRU Lending,  Inc. and     Exhibit 10.1 to Company's  Registration Statement
                        Nomura Credit & Capital,  Inc., dated February 4,     on Form SB-2 filed on March 22, 2005
                        2005
--------------------------------------------------------------------------------------------------------------------------------
10.2                    Employment  Agreement  dated  November  17,  2004     Exhibit 10 to Company's  Pre-Effective  Amendment
                        between the Company and Edwin J. McGuinn, Jr.         No. 1 to Form SB-2 filed on November 18, 2004
--------------------------------------------------------------------------------------------------------------------------------
10.3                    Securities  Purchase Agreement dated December 31,     Exhibit 10.1 to the Company's  Current  Report on
                        2005 among the  Company,  Battery  Ventures  VII,     Form 8-K filed on January 6, 2006.
                        L.P., and Merrill Lynch Private Equity Partners
--------------------------------------------------------------------------------------------------------------------------------
10.4                    Indemnity  Agreement  between  the Company and D.
                        Andrew Mathieson*
--------------------------------------------------------------------------------------------------------------------------------
14                      Code of Ethics                                        Exhibit  14 to  Company's  Annual  Report on Form
                                                                              10-KSB   filed  on  March  22,   2005  (File  No.
                                                                              000-33487)
--------------------------------------------------------------------------------------------------------------------------------
21                      Subsidiaries of the Company                           Exhibit  21 to  Company's  Annual  Report on Form
                                                                              10-KSB   filed  on  March  22,   2005  (File  No.
                                                                              000-33487)
--------------------------------------------------------------------------------------------------------------------------------
31.1                    Rule  13a-14(a)/15d-14(a)  Certification of Chief
                        Executive Officer*
--------------------------------------------------------------------------------------------------------------------------------
31.2                    Rule  13a-14(a)/15d-14(a)  Certification of Chief
                        Executive Officer*
--------------------------------------------------------------------------------------------------------------------------------
32                      Section 1350 Certifications*
--------------------------------------------------------------------------------------------------------------------------------

----------
* filed herewith