Form 10QSB
period 2006-03-31
MRU HOLDINGS INC
filed 2006-05-15
CIK 1145202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
                               --------------

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

                                 (212) 398-1780
                                 --------------
                   (Small business issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

As of March 31, 2006, the latest practicable date, 17,309,753 of the issuer's common shares, $.001 par value, were issued and outstanding.

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

         Condensed Consolidated Balance Sheet ............................... 3

         Condensed Consolidated Statements of Operations .................... 4

         Condensed Consolidated Statements of Cash Flows .................... 5

         Notes to Condensed Consolidated Financial Statements ............... 6

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................17

    Item 3.   Controls and Procedures........................................20


PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings..............................................20

    Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....20

    Item 3.   Defaults Upon Senior Securities................................20

    Item 4.   Submission of Matters to a Vote of Security Holders............20

    Item 5.   Other Information..............................................21

    Item 6.   Exhibits.......................................................21


SIGNATURES ..................................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               MRU HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2005


          ASSETS

                                                                                              2006
                                                                                          ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                               $ 22,854,629

  Accounts receivable                                                                            4,166

  Prepaid expenses and other current assets                                                    435,518
                                                                                          ------------

    TOTAL CURRENT ASSETS                                                                    23,294,313
                                                                                          ------------


  Fixed assets, net of depreciation                                                            393,442
                                                                                          ------------

OTHER ASSETS:
  Student loans receivable                                                                  24,061,241

  Intangible assets, net of amortization                                                       111,330

  Security deposits                                                                             51,270

  Deferred financing fees, net                                                                 344,946
                                                                                          ------------

    TOTAL OTHER ASSETS                                                                      24,568,787
                                                                                          ------------

TOTAL ASSETS                                                                              $ 48,256,542
                                                                                          ============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                   $  1,208,698
  Subscriptions, Series B convertible preferred stock                                       25,090,365

  Accrued payroll                                                                               73,164
                                                                                          ------------

      TOTAL CURRENT LIABILITIES                                                             26,372,227
                                                                                          ------------

LONG-TERM LIABILITIES:
  Notes payable                                                                             22,867,914

  Deferred origination fee revenue                                                             815,194
                                                                                          ------------

      TOTAL LONG-TERM LIABILITIES                                                           23,683,108
                                                                                          ------------

      TOTAL LIABILITIES                                                                     50,055,335
                                                                                          ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $0.001 par value; 200,000,000 shares authorized,

      17,309,753 issued and outstanding                                                         17,311
  Convertible Preferred Stock, Series B, $0.001 par value, 25,000,000 share authorized

      0 shares issued and outstanding                                                               --
  Additional paid-in capital                                                                13,567,033

  Additional paid-in capital - options                                                       5,156,537
  Accumulated deficit                                                                      (20,539,674)
                                                                                          ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  (1,798,793)
                                                                                          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                                       $ 48,256,542
                                                                                          ============

     The accompanying notes are an integral part of the financial statements

                               MRU HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                        NINE MONTHS ENDED          THREE MONTHS ENDED
                                                                        -----------------          ------------------
                                                                     MARCH 31,      MARCH 31,      MARCH 31,    MARCH 31,
                                                                       2006           2005           2006         2005
                                                                  ------------   ------------   ------------   ------------

OPERATING REVENUE:
   Referral income - consolidation loans                          $         --   $      5,040   $         --   $      5,040

   Referral income - private student loans                                 996          7,416            400            171

   Loan portfolio interest income                                      571,057             --        326,637             --

   Origination fee revenue - private student loans                       4,221             --          2,725             --

   Late payment fee revenue                                                235             --            235             --

   License income                                                       20,172             --          5,769             --
                                                                  ------------   ------------   ------------   ------------

       TOTAL OPERATING REVENUE                                         596,681         12,456        335,766          5,211
                                                                  ------------   ------------   ------------   ------------

COST OF REVENUES
   Referral marketing costs - consolidation loans                 $         --   $         --   $         --   $         --

   Referral marketing costs - private student loans                    185,343             --         76,388             --

   Facility interest and origination bank costs                        555,281             --        332,691             --

   Consulting and web hosting                                           42,525             --         14,450             --

   Servicing and custodial costs                                        45,162             --         23,025             --
                                                                  ------------   ------------   ------------   ------------

       TOTAL COST OF REVENUES                                          828,311             --        446,554             --
                                                                  ------------   ------------   ------------   ------------

GROSS PROFIT/(LOSS)                                                   (231,630)        12,456       (110,788)         5,211
                                                                  ------------   ------------   ------------   ------------

OPERATING EXPENSES

   Corporate general and administrative expenses                     7,941,798      1,750,045      1,214,764        930,263

   Sales and marketing expenses                                      3,118,046        847,768      1,171,770        626,641

   Operations expenses                                               2,416,072        973,943        792,755        923,886

   Legal expenses                                                      260,067        850,652         76,963        285,759

   Depreciation and amortization                                       238,807         25,130        116,576         12,440
                                                                  ------------   ------------   ------------   ------------

       TOTAL OPERATING EXPENSES                                     13,974,790      4,447,538      3,372,828      2,778,989
                                                                  ------------   ------------   ------------   ------------

NET (LOSS) BEFORE OTHER INCOME/(LOSS)                              (14,206,420)    (4,435,082)    (3,483,616)    (2,773,778)
                                                                  ------------   ------------   ------------   ------------

OTHER INCOME (LOSS)

   Interest income                                                     195,304         59,983        134,059         47,397

   Interest expense                                                    (21,881)       (89,914)       (21,043)       (67,781)

   Other income/(expense)                                               30,868         (2,392)        10,832         (1,900)
                                                                  ------------   ------------   ------------   ------------

        TOTAL OTHER INCOME (LOSS)                                      204,291        (32,323)       123,848        (22,284)
                                                                  ------------   ------------   ------------   ------------

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES                       (14,002,129)    (4,467,405)    (3,359,768)    (2,796,062)

   Provision for income taxes                                               --             --             --             --
                                                                  ------------   ------------   ------------   ------------
NET (LOSS)                                                         (14,002,129)    (4,467,405)    (3,359,768)    (2,796,062)

LESS PREFERRED STOCK DIVIDEND                                         (695,706)            --       (170,009)            --
                                                                  ------------   ------------   ------------   ------------

LOSS APPLICABLE TO COMMON SHARES                                  $(14,697,835)  $ (4,467,405)  $ (3,529,777)  $ (2,796,062)
                                                                  ============   ============   ============   ============

NET (LOSS) PER BASIC AND DILUTED SHARES                           $      (1.02)  $      (0.33)  $      (0.23)  $      (0.21)
                                                                  ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON

   SHARES OUTSTANDING                                               14,388,268     13,385,763     15,481,857     13,586,201
                                                                  ============   ============   ============   ============

     The accompanying notes are an integral part of the financial statements

                               MRU HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                           2006             2005
                                                                      ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $(14,002,129)    $ (4,467,405)
                                                                      ------------     ------------
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     USED IN OPERATING ACTIVITIES:

     Depreciation and amortization                                         238,807           25,130

     Increase in stock options outstanding                               5,156,537               --

  CHANGES IN ASSETS AND LIABILITIES

     (Increase) decrease in accounts receivable                             16,080          (20,246)

     Decrease in collateral deposit - student loans                        250,000               --

     (Increase) in prepaid expenses and other current assets              (301,978)        (246,581)

     Decrease in deposits                                                  392,963               --

     (Increase) in student loans receivable                            (23,902,762)              --

     (Increase) decrease in security deposits                              (51,270)          88,975

     Increase in accounts payable and accrued expenses                     460,445          446,162

     (Decrease) in accrued payroll                                        (152,480)              --

     Increase in deferred origination fee revenue                          807,806               --
                                                                      ------------     ------------


     Total adjustments                                                 (17,085,852)         293,440
                                                                      ------------     ------------


     NET CASH (USED IN) OPERATING ACTIVITIES                           (31,087,981)      (4,173,965)
                                                                      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of fixed assets                                          (375,131)        (158,423)
                                                                      ------------     ------------


      NET CASH (USED IN) INVESTING ACTIVITIES                             (375,131)        (158,423)
                                                                      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITES
    Increase in notes payable - Nomura Credit and Capital
    credit facility                                                     18,981,996               --
    Increase in notes payable - Merrill Lynch credit
    facility                                                             3,885,918               --

    (Increase) in deferred financing fees                                 (262,500)              --
    Increase in stock subscriptions, Series B convertible
    preferred                                                           25,090,365               --

    Proceeds from conversion of warrants                                   516,146           80,000
    Costs associated with Series B convertible preferred
    subscriptions                                                         (788,706)

    Proceeds from sale of stock and equity - net of expenses                    --       13,026,837
                                                                      ------------     ------------


       NET CASH PROVIDED BY FINANCING ACTIVITIES                        47,423,219       13,106,837
                                                                      ------------     ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                               15,960,107        8,774,449


CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          6,894,522          475,421
                                                                      ------------     ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $ 22,854,629     $  9,249,870
                                                                      ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                  $     21,881     $     89,914
                                                                      ============     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Issuance of common stock for conversion of bridge loan            $         --     $    750,000
                                                                      ============     ============

    Issuance of preferred stock in conversion of dividends
payable                                                               $    522,381     $         --
                                                                      ============     ============

    Preferred stock converted to common shares                        $      3,250     $         --
                                                                      ============     ============

     The accompanying notes are an integral part of the financial statements

                       MRU HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared by MRU Holdings, Inc. and Subsidiaries (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2005 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The results for the nine months ended March 31, 2006 may not be indicative of the results for the entire year.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All inter-company accounts and transactions were eliminated in consolidation.

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

The Company recognizes referral income from consolidation student loans and private student loans when payments are received from referral partners, since referral partners only remit payments for those borrowers after the referred borrowers have complete the loan process.

Interest income on student loans receivable is recognized in accordance with SFAS 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases".

The Company follows SFAS 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", whereby loan origination fees are deferred and recognized over the life of the loan as an adjustment of yield (interest income).

COSTS OF REVENUES

The Company includes as costs of revenues all direct costs related to the production of the various revenue streams of the Company's business.

For the nine months ended March 31, 2006, the Company incurred $555,281 in credit facility interest costs related to the collateralization of its private student loan portfolios and originating bank costs, $185,343 in referral marketing costs related to the generation of the Company's private student loans, and $45,162 in student loan servicing and custodial costs.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2006 and 2005, the Company's uninsured cash balances total $22,156,359 and $9,149,870, respectively.

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

SALES AND MARKETING EXPENSES

The Company expenses the costs associated with sales and marketing expenses as incurred. Sales and marketing expenses, included in the statements of operations for the nine months ended March 31, 2006 and 2005, were $3,118,046 and $643,547 respectively.

(LOSS) PER SHARE OF COMMON STOCK

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended March 31, 2006 and 2005:

                                            March 31,        March 31,
                                              2006             2005
                                         ------------     ------------

        Net profit/(loss)                $(14,002,129)    $ (4,467,405)
                                         ============     ============

        Weighted-average common stock
          Outstanding (Basic)              14,388,268       13,385,763

        Weighted-average common stock
          equivalents:
            Stock options                          --               --
            Warrants                               --               --
                                         ------------     ------------

        Weighted-average common stock
          outstanding (Diluted)            14,388,268       13,385,763
                                         ============     ============

For March 31, 2006 and 2005, warrants (15,421,308 and 11,442,706, respectively)
were not included in the computation of diluted EPS because inclusion would have been antidilutive.

FINANCIAL INSTRUMENTS DISCLOSURES OF FAIR VALUE

The estimates of fair value of financial instruments are summarized as follows:

                                        Carrying amounts approximate fair value

                                           March 31, 2006       March 31, 2005
                                           --------------       --------------
          Cash                               $22,854,629          $9,249,870
          Accounts Receivable                      4,166              20,246
          Accounts Payable                       524,157             406,170

Fair values approximate carrying values because of the short time until realization.


                              Assets with fair values exceeding carrying amounts

                                                             March 31, 2006
                                                             --------------
                                                     Carrying Value   Fair Value

          Student loan receivable, held for sale      $24,061,241    $27,092,957

The Company determined the fair value of its student loans receivable by reviewing valuations of the same or similar instruments held in the market, which have defaults, delinquency, repayment, and prepayment data characteristics which are not know to the Company but assumed to be comparable to the student loans receivable held by the Company.

STOCK BASED COMPENSATION

At March 31, 2006, the Company had two stock-based compensation plans, the revised 2004 Omnibus Incentive Plan and the 2005 Consultant Incentive Plan, both of which were registered with the Securities and Exchange Commission in November, 2005. During the quarter ended December 31, 2005, the Company adopted the Financial Accounting Standards Board ("FASB") Statement 123(R), "Share-Based Payments" ("FAS123R"). FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The Company recognized $209,117 in stock based compensation expense for the quarter ended March 31, 2006 and $5,344,037 in stock based compensation expense for the nine months ended March 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3- STUDENT LOAN RECEIVABLES

Student loan receivables are private student loans made to post-secondary and/or graduate students pursuing degree programs from selective colleges and universities in the United States of America. Private student loans are not guaranteed by any governmental entity and are unsecured consumer debt. Interest accrues on these loans from date of advance depending on the student borrower's choice of repayment option (deferred, interest payment only, and principal and interest payment). Origination fee revenue is recognized over the principal servicing life of the loan.

The Company values its student loan receivables at the lower of cost or market. The Company determined the fair value of its student loans receivable by reviewing valuations of the same or similar instruments held in the market, which have default, delinquency, repayment, and prepayment characteristics which are not known to the Company but assumed to be comparable to the student loans receivable that the Company holds. The Company intends to sell or securitize student loans receivable at a time indefinite, such action largely dependent on the Company's ability to originate and/or hold similar student loans receivable to bundle for sale or securitization.

MRU Lending, Inc. and MRU Funding SPV, Inc. have loan purchase agreements with Doral Bank Federal Savings Bank New York, an affiliate of the Doral Financial Corporation. Through November 30, 2005, MRU Lending, Inc. had a loan purchase agreement with Webbank, a Utah state chartered financial institution and a wholly owned subsidiary of WebFinancial Corporation.

The Doral-MRU Lending loan program is secured by a $1 million ninety-day certificate of deposit held by MRU Lending at Doral Bank, with assignment rights to Doral Bank.

Through March 31, 2006, the Company purchased the following private student loan volumes through its various subsidiary loan programs:

      o The Doral-MRU Lending loan program purchased approximately $18.1 million in private student loans.

      o The Doral-MRU Funding SPV loan program purchased approximately $4.3 million in private student loans.

      o The Webbank-MRU Lending loan program purchased approximately $1.5 million in private student loans.

NOTE 4- FIXED ASSETS

Fixed assets consist of the following at March 31, 2006:

                                                               2006
                                                   -----------------

Computer network equipment                                $ 517,297
Leasehold improvements                                       34,192
Furniture and fixtures                                        5,884
                                                   -----------------
                                                            557,373
Less: accumulated depreciation                             (163,931)
                                                   -----------------

Total fixed assets                                        $ 393,442
                                                   =================

Depreciation expense for the nine months ended March 31, 2006 and 2005 was $106,323 and $22,566, respectively.

NOTE 5- INTANGIBLE ASSETS

The Company acquired a scholarship resource database in July, 2005. After identification of tangible assets in this asset purchase, the Company assigned a valuation of $148,440 to this intangible asset. The Company has amortized this asset over a three year useful life. As of March 31, 2006, the book value of this intangible asset, net of $37,110 accumulated amortization, was $111,330.

NOTE 6- PROVISION FOR INCOME TAXES

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

The nature of the timing difference generating the deferred tax asset are the accumulated net operating loss carry forwards that can be applied towards mitigating future tax liabilities of the Company. The Company has established a valuation account at the full value of the tax deferred asset.

There was no provision for income taxes for the nine months ended March 31, 2006 and 2005.

At March 31, 2006 and 2005, the Company had accumulated deficits approximating $20,539,674 and $5,109,503 respectively, available to offset future taxable income through 2023.

                                                     2006                 2005
                                         -----------------    -----------------

Deferred tax assets                           $ 6,161,903          $ 1,532,851
Less: valuation allowance                      (6,161,903)          (1,532,851)
                                         -----------------    -----------------

Totals                                               $ --                $ --
                                         =================    =================

NOTE 7- STOCKHOLDERS' EQUITY

COMMON STOCK

There were 200,000,000 and 50,000,000 shares of common stock authorized, with 17,309,753 and 13,586,201 shares issued and outstanding at March 31, 2006 and 2005, respectively. The par value for the common stock is $.001 per share.

The following details the stock transactions for the nine months ended March 31, 2006.

      o 75,000 employee options were exercised at an exercise price of $2.00/option
      o 765,479 and 2,681,910 shares of Preferred Series A were voluntarily and manditorily converted to common stock, respectively
      o A total of 122,128 warrants were exercised at exercise prices ranging from $0.50 to $2.00

SERIES A CONVERTIBLE PREFERRED STOCK

There were 25,000,000 and 5,000,000 shares of Series A convertible preferred stock authorized, with 0 and 3,250,006 issued and outstanding as of March 31, 2006 and 2005, respectively. The par value for the preferred shares is $0.001 per share.

On January 27, 2005, the Company filed a Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock, par value $0.001 per share (the Certificate of Designation) with the Secretary of State of the State of Delaware. Pursuant thereto, the Company authorized 4,500,000 shares of its preferred stock to be designated as Series A Convertible Preferred Stock and issued or offered at a purchase price equal to $3.50 per share. A total of 3,250,006 shares of the Series A Convertible Preferred Stock has been sold by the Company in the private placement transaction.

The Series A Preferred Stock was convertible at any time into common stock of the Company at a price of $3.50 per share subject to adjustment for future stock issuances, splits, dividends, and recapitalizations. For the first year of issuance, cumulative dividends were payable quarterly in additional shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has no voting rights except on certain defaults in payment of dividends and as otherwise required by law.

The Company issued 198,773 shares of Series A Convertible Preferred stock as a dividend through the nine months ended March 31, 2006.

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

SERIES B CONVERTIBLE PREFERRED PRIVATE PLACEMENT

On December 30, 2005, the Controlling Series A Convertible Preferred Stock holders approved an amendment and restatement of the Company's Certificate of Incorporation, to be effective on or about February 13, 2006, creating 12,000,000 shares of Series B Convertible Preferred Stock with a $0.001 par value and a $3.80 purchase price. The powers, preferences, and rights of the Series B Convertible Preferred Stock set forth in the Amended and Restated Certificate of Incorporation include voting rights, dividends, liquidation preference, conversion rights, protective provisions, redemption, election of board of directors, and right of first refusal in any offerings of Series A Convertible Preferred Stock or Common Stock.

On January 5, 2006, the Company agreed to issue 6,578,947 shares of the Series B Convertible Preferred Stock at $3.80 per share to various funds of Battery Ventures and Merrill Lynch Institutional Management Equity Partners. The transaction closed on February 13, 2006. Proceeds of the financing will be used to advance the Company's growth in the private student loan market.

On January 20, 2006, the Company received $5 million in proceeds from bridge promissory notes due to various funds of Battery Ventures and Merrill Lynch Institutional Management Equity Partners, bearing interest at six (6%) percent per annum based on a 365 day year. The outstanding balance of these notes, together with accrued and unpaid interest thereon, shall be due and payable no later than the earlier of (a) April 15, 2006 or (b) the closing date of the private placement of Series B Convertible Preferred Stock to which the Company receives gross proceeds of at least $25 million. These notes were retired with accrued interest on February 13, 2006.

As of March 31, 2006, the Series B Convertible Preferred Stock subscribed in February, 2006 has not been issued or registered.

WARRANTS

At March 31, 2006 and 2005 there were 15,421,308 and 11,442,706 warrants outstanding respectively.

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

As of March 31, 2006, there were no amounts outstanding on the credit line with Universal Finanz Holding AG to any Company subsidiary or affiliate.

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

The Credit Agreement also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, breaches of certain representations and warranties, the bankruptcy of MRU Lending or MRU Lending Holdco LLC (MRU Lending's direct parent and wholly-owned subsidiary of the Company), failure to maintain certain net worth ratios, a material adverse change in MRU Lending's ability to originate student loans, and failure of the Company to indirectly own 100% of the outstanding capital stock of MRU Lending. The facility will have a term of three years. As a result of this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to 27.5% ownership interest in the Company on a diluted basis.

As of March 31, 2006, MRU Lending obtained approximately $19 million in financing against the Nomura line of credit by collateralization of loans originated through the loan programs with Doral Bank FSB New York and Webbank.

NOTE 10- CREDIT LINE WITH MERRILL LYNCH BANK USA (MLBU)

On January 23, 2006, the Company's private student lending subsidiary, MRU Funding SPV, Inc. (MRUF) entered into a definitive agreement with MLBU pursuant to which MLBU will provide MRUF with a $175 million revolving credit facility for the origination and warehousing of private student loans. This credit facility will enable the Company to expand the scope if its school lending program to over 3,700 programs of higher education. As a result of this transaction, MLBU will be granted a warrant, subject to certain terms and conditions, to purchase up to 4.9% of the Company's Common Stock. This transaction closed in February 2006.

As of March 31, 2006, the MRUF obtained approximately $3.9 million in financing through the MLBU line of credit by collateralization of loans purchased through the Doral Bank FSB New York-MRUF loan program.

NOTE 11- LOAN PROGRAM AGREEMENTS

On July 25, 2005, MRU Lending, Inc. ("MRUL"), a wholly-owned subsidiary of the Company entered into a definitive agreement with Doral Bank NY, FSB ("the Bank"). The agreement provides for the Bank's origination of private student loans to qualified applicants participating in MRUL's private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL or its affiliates and the sale by the Bank and purchase by MRUL of such student loans. The agreement between MRUL and the Bank is evidenced by a Loan Program Agreement and a Loan Sale Agreement both dated July 25, 2005. The Agreements have a thirty-six (36) month term and are automatically renewable for up to two (2) successive terms of twelve (12) months.

The balance due to the Bank for origination of MRUL private student loans was $8,753 as of March 31, 2006.

On January 10, 2006, MRU Originations, Inc. ("MRUO") and MRU Funding SPV, Inc. ("MRUF"), wholly-owned subsidiaries of the Company entered into definitive agreements with Doral Bank NY, FSB ("the Bank"). The agreement provides for the Bank's origination of private student loans to qualified applicants participating in MRUO's private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUO and the sale by the Bank and purchase by MRUF of such student loans. The agreement between MRUO and the Bank is evidenced by a Loan Program Agreement dated January 10, 2006. The agreement between MRUF and the Bank is evidenced by a Loan Sale Agreement dated January 10, 2006. The Agreements have a thirty-six (36) month term and are automatically renewable for up to two (2) successive terms of twelve (12) months.

The balance due to the Bank for origination of MRUO private student loans was $322,795 as of March 31, 2006.

On May 5, 2005, MRU Lending, Inc. ("MRUL"), a wholly-owned subsidiary of the Company entered into a definitive agreement with Webbank, a Utah state chartered financial institution. The agreement provides for Webbank's origination of private student loans to qualified applicants participating in MRU Lending's private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL and the sale by Webbank and purchase by MRUL of such student loans. The agreement between MRUL and Webbank is evidenced by a Loan Program Agreement and a Loan Sale Agreement both dated May 5, 2005. Pursuant to the Loan Program Agreement, Webbank has agreed to not originate or sell private student loans for or to any party other than MRUL. The Agreements have a 36 month term and are automatically renewable for up to two successive terms of 12 months. MRUL and Webbank mutually agreed to terminate this loan program effective November 30, 2005.

The Company has no balance due to Webbank for origination of loans as of March 31, 2006.

NOTE 12- PATENTS

The Company has a patent pending for a business method. This business method enables the company to provide customized financial products to consumers.

NOTE 13- COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company has three employment agreements with key management personnel. The terms of these agreements are five years, with three years remaining on all agreements.

OPERATING LEASES

The Company leases office and other corporate space under leases with terms between one and four years. Monthly payments under the current leases range between $1,525 and $31,860. The Company is required to pay its pro-rata share of costs relating to certain of the leased facilities.

The following is a schedule by years of future minimum rental payments required under the operating leases which have an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2005:

For the Twelve Months Ending December 31,

           2006                                   $ 557,721
           2007                                     454,470
           2008                                     382,319
           2009                                     159,299
                                         -------------------

                                                $ 1,553,809
                                         ===================

NOTE 14- SUBSEQUENT EVENTS

ACHIEVER FUND I LLC PREPRIME STUDENT LOAN FINANCING COMMITMENT

On April 18, 2006, MRU Holdings, Inc. entered into a definitive agreement with a consortium of European financial institutions with significant experience and interests in consumer lending and specialty financial products to support the launch and origination of Preprime (TM) student loans. These private student loans will address the market of post-secondary school borrowers who are currently unable to meet traditional private student loan underwriting criteria through no fault of their own, e.g. thin or no credit history, insufficient earning history, etc. MRU Holdings, Inc. will be both the managing member (through its Achiever Funding, LLC affiliate) and an investor in the Achiever Fund I LLC.

ADDITIONAL SERIES B CONVERTIBLE PREFERRED STOCK PRIVATE PLACEMENT

On April 20, 2006, MRU Holdings, Inc. entered into a definitive securities purchase agreement with Lehman Brothers Global Trading Strategies Group and a group of investors led by Keane Advisors who, together, will invest a total of $4 million as a follow-on investment to the Company's previously announced $25 million Series B convertible preferred private placement financing.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. This discussion should be read in conjunction with the consolidated financial statements including the related footnotes. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

RESULTS OF OPERATIONS

The Company executed on the following major elements of its business plan during the three months ending March 31, 2006:

      - The Company funded approximately $8 million in private student loans during the three months ended March 31, 2006; received approximately $200 million in private student loan financing requests during the three months ended March 31, 2006.

      - The Company's MRU Lending, Inc. ("MRUL") subsidiary completed approximately $3.4 million in additional borrowings against the $165 million credit facility with Nomura Credit and Capital, Inc. ("NCCI") during the three months ended March 31, 2006.

      - The Company's MRU Funding SPV, Inc. ("MRUF") subsidiary entered into a $175 million credit facility with Merrill Lynch Bank USA ("MLUB") for the origination and warehousing of private student loans. MRUF completed approximately $3.9 million in initial borrowings against this credit facility during the three months ended March 31, 2006.

      - The Company closed $25 million Series B Convertible Preferred Stock private placement with Battery Ventures and Merrill Lynch Institutional Management Equity Partners. Proceeds of the financing will be used to advance the Company's growth in the private student loan market.

After March 31, 2006, the Company completed the following noteworthy accomplishments:

      - The Company entered into a definitive agreement with a consortium of European financial institutions with significant experience and interests in consumer lending and specialty financial products to support the launch and origination of Preprime (TM) student loans. These private student loans will address the market of post-secondary school borrowers who are currently unable to meet traditional private student loan underwriting criteria through no fault of their own, e.g. thin or no credit and/or employment history. MRU Holdings, Inc. will be both the managing member (through its Achiever Funding LLC affiliate) and an investor in the Achiever Fund I LLC.

      - The Company entered into a definitive securities purchase agreement with Lehman Brothers Global Trading Strategies Group and a group of investors led by Keane Advisors for an additional private placement of $4 million in Series B convertible preferred stock.

OVERVIEW

FOR THE THREE MONTHS ENDED MARCH 31, 2006, COMPARED TO THE THREE MONTHS ENDING MARCH 31, 2005

REVENUES. For the three months ended March 31, 2006 the Company generated $335,766 in operating revenues, the significant components of this operating revenue were: $326,637 in interest income from private student loan portfolio, $5,769 in Scholarship Resource Network licensing revenue, and $2,725 in private student loan origination fee revenue. This is compared to $5,211 in operating revenues from consolidation ($5,040) and private student loan ($171) referral marketing fees for the three months ended March 31, 2005.

COSTS OF REVENUES. For the three months ended March 31, 2006 the Company incurred $332,691 in credit facility costs related to the collateralization of its private student loan portfolios and origination bank costs, $76,388 in private student loan referral marketing costs, $23,025 in student loan servicing and custodial costs, and $14,450 in Scholarship Resource Network consulting and hosting costs. The Company had no cost of revenues for the three months ended March 31, 2005.

OPERATING EXPENSES AND NET LOSS. For the three months ended March 31, 2006, our total operating expenses were $3,372,828, compared to $2,778,989 for the three month period ended March 31, 2005. The majority of the expenses for the three months ended March 31, 2006 were for corporate general and administration expenses of $1,214,764, origination operating expenses of $792,755, advertising expenses of $633,551, and marketing general and administration expenses of $538,219. The majority of the expenses for the three months ended March 31, 2005 were for corporate general and administration expenses of $930,263, origination set-up expenses of $923,886, marketing general and administration costs of $588,396, and advertising expenses of $38,245.

For the three month period ended March 31, 2006, our loss from operations was $3,483,616 compared to $2,773,778 for the three months ended March 31, 2005.

For the three month period ended March 31, 2006, the Company had interest income of $134,059, interest expense of $21,043, and non-operating gains of $10,832, making our net loss before incomes taxes $3,359,768. This is compared to the three month period ended March 31, 2005, when the Company had interest income of $47,397, interest expense of $67,781, and non-operating losses of $1,900, which made our net loss before income taxes $2,796,062.

LIQUIDITY AND CAPITAL RESOURCES. The Company had cash of $22,854,629 and trade accounts receivable of $4,166 as of March 31, 2006. Our total current assets were $23,294,313 as of March 31, 2006. We also had $393,442 in net property and equipment, $24,061,241 in student loans receivable, $111,330 in net intangible assets, $344,946 in deferred financing fees, and $51,270 in security deposits, making our total other assets $24,568,787 as of March 31, 2006. Our total current liabilities were $26,372,227 as of March 31, 2006. We had $25,090,365 in Series B convertible preferred stock subscriptions, $1,208,698 in accounts payable and accrued expenses, and $73,164 in accrued payroll.

For the same period ended March 31, 2005, the Company had cash of $9,249,870 and accounts receivable of $20,246. Our total current assets were $9,500,459 as of March 31, 2005. We also had $151,776 in net property and equipment and $24,263 in security deposits, making our total assets $9,676,498 as of March 31, 2005. Our total current liabilities were $528,713 as of March 31, 2005. We had $448,502 in accounts payable and accrued expenses, $80,000 in stock subscriptions to be issued, and $211 in accrued interest payable.

COMMITMENTS AND CONTINGENCIES: As of March 31, 2006, the Company has employment contracts with three (3) key management personnel. The terms of these agreements are five years, with three years remaining on all agreements. Additionally, as of March 31, 2006, the Company leases office and other corporate space under agreements between one and four years. The Company's annual calendar year minimum obligations under these operating leases are as follows: 2006- $557,721, 2007- $454,470, 2008 - $382,319, and 2009 - $159,299.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We had cash of $22,854,629 as of March 31, 2006. In the near term we intend to use our cash on hand to support the ongoing operating and financing requirements of executing our business plan. We believe that our current liquidity will be sufficient to meet our cash needs for working capital through the next twelve months. If cash generated from operations and cash on hand are not sufficient to satisfy our liquidity requirements, we will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to us. If we are required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop, and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our long-term liquidity will depend on our ability to execute on our business plan and to commercialize our financial products and services. This business involves significant risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties are described in the Company's definitive Information Statement on Schedule 14C, dated June 14, 2004, as filed with the Securities and Exchange Commission on June 14, 2004, under the heading "Risk Factors".

OFF-BALANCE SHEET ARRANGEMENTS/TRANSACTIONS

As of March 31, 2006, the Company's MRU Universal Guarantee Agency, Inc. ("MRUG") subsidiary has no outstanding commitments under the credit line provided by the commitment letter MRUG received from Universal Finanz Holding AG on October 25, 2004.

INFLATION

Inflation was not a material factor in either revenue or operating expenses during the periods presented.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

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

None.

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
-----------------------------------------------------------------------------------------------------------------------------
3.3                     Certificate of Designation                         Exhibit 4.1 to Company's  Current  Report on Form
                                                                           8-K filed on February 10, 2005 (No. 001-33487)
-----------------------------------------------------------------------------------------------------------------------------
3.4                     By-laws                                            Exhibit 3.2 to Company's  Registration  Statement
                                                                           on Form SB-2 (File No. 333-67222)
-----------------------------------------------------------------------------------------------------------------------------
4                       2004 Omnibus Incentive Plan                        Exhibit 4(c) to Company's  Registration Statement
                                                                           on Form SB-2 filed on August 24, 2004
-----------------------------------------------------------------------------------------------------------------------------
10.1                    Credit  Agreement  between MRU Lending,  Inc. and  Exhibit 10.1 to Company's  Registration Statement
                        Nomura Credit & Capital,  Inc., dated February 4,  on Form SB-2 filed on March 22, 2005
                        2005
-----------------------------------------------------------------------------------------------------------------------------
10.2                    Employment  Agreement  dated  November  17,  2004  Exhibit 10 to Company's  Pre-Effective  Amendment
                        between the Company and Edwin J. McGuinn, Jr.      No. 1 to Form SB-2 filed on November 18, 2004
-----------------------------------------------------------------------------------------------------------------------------
10.3                    Securities  Purchase Agreement dated December 31,  Exhibit 10.1 to the Company's  Current  Report on
                        2005 among the  Company,  Battery  Ventures  VII,  Form 8-K filed on January 6, 2006.
                        L.P., and Merrill Lynch Private Equity Partners
-----------------------------------------------------------------------------------------------------------------------------
10.4                    Indemnity  Agreement  between  the Company and D.
                        Andrew Mathieson*
-----------------------------------------------------------------------------------------------------------------------------
14                      Code of Ethics                                     Exhibit  14 to  Company's  Annual  Report on Form
                                                                           10-KSB   filed  on  March  22,   2005  (File  No.
                                                                           000-33487)
-----------------------------------------------------------------------------------------------------------------------------
21                      Subsidiaries of the Company                        Exhibit  21 to  Company's  Annual  Report on Form
                                                                           10-KSB   filed  on  March  22,   2005  (File  No.
                                                                           000-33487)
-----------------------------------------------------------------------------------------------------------------------------
31.1                    Rule  13a-14(a)/15d-14(a)  Certification of Chief
                        Executive Officer*
-----------------------------------------------------------------------------------------------------------------------------

----------------
* filed herewith

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly registered.


                                    MRU HOLDINGS, INC.


Date: May 15, 2006                  /s/ Edwin J. McGuinn, Jr.
                                    -----------------------------
                                    Edwin J. McGuinn, Jr.
                                    Chief Executive Officer
                                    (Principal Executive Officer)




Date: May 15, 2006                  /s/ Vishal Garg
                                    ------------------------------------------
                                    Vishal Garg
                                    Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)


EXHIBIT INDEX

----------------------------------------------------------------------------------------------------------------------------
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
-----------------------------------------------------------------------------------------------------------------------------
3.3                     Certificate of Designation                         Exhibit 4.1 to Company's  Current  Report on Form
                                                                           8-K filed on February 10, 2005 (No. 001-33487)
-----------------------------------------------------------------------------------------------------------------------------
3.4                     By-laws                                            Exhibit 3.2 to Company's  Registration  Statement
                                                                           on Form SB-2 (File No. 333-67222)
-----------------------------------------------------------------------------------------------------------------------------
4                       2004 Omnibus Incentive Plan                        Exhibit 4(c) to Company's  Registration Statement
                                                                           on Form SB-2 filed on August 24, 2004
-----------------------------------------------------------------------------------------------------------------------------
10.1                    Credit  Agreement  between MRU Lending,  Inc. and  Exhibit 10.1 to Company's  Registration Statement
                        Nomura Credit & Capital,  Inc., dated February 4,  on Form SB-2 filed on March 22, 2005
                        2005
-----------------------------------------------------------------------------------------------------------------------------
10.2                    Employment  Agreement  dated  November  17,  2004  Exhibit 10 to Company's  Pre-Effective  Amendment
                        between the Company and Edwin J. McGuinn, Jr.      No. 1 to Form SB-2 filed on November 18, 2004
-----------------------------------------------------------------------------------------------------------------------------
10.3                    Securities  Purchase Agreement dated December 31,  Exhibit 10.1 to the Company's  Current  Report on
                        2005 among the  Company,  Battery  Ventures  VII,  Form 8-K filed on January 6, 2006.
                        L.P., and Merrill Lynch Private Equity Partners
-----------------------------------------------------------------------------------------------------------------------------
10.4                    Indemnity  Agreement  between  the Company and D.
                        Andrew Mathieson*
-----------------------------------------------------------------------------------------------------------------------------
14                      Code of Ethics                                     Exhibit  14 to  Company's  Annual  Report on Form
                                                                           10-KSB   filed  on  March  22,   2005  (File  No.
                                                                           000-33487)
-----------------------------------------------------------------------------------------------------------------------------
21                      Subsidiaries of the Company                        Exhibit  21 to  Company's  Annual  Report on Form
                                                                           10-KSB   filed  on  March  22,   2005  (File  No.
                                                                           000-33487)
-----------------------------------------------------------------------------------------------------------------------------
31.1                    Rule  13a-14(a)/15d-14(a)  Certification of Chief
                        Executive Officer*
-----------------------------------------------------------------------------------------------------------------------------
31.2                    Rule  13a-14(a)/15d-14(a)  Certification of Chief
                        Executive Officer*
-----------------------------------------------------------------------------------------------------------------------------
32                      Section 1350 Certifications*
-----------------------------------------------------------------------------------------------------------------------------

-------------
* filed herewith