Form 10KSB
period 2006-06-30
MRU HOLDINGS INC
filed 2006-09-29
CIK 1145202

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Name of small business issuer in its charter)

Delaware
33-0954381

(State of incorporation)
(Employer Identification No.)

1114 Avenue of the Americas, 30th Floor, New York, New York
10036

(Address of principal executive offices)
(Zip Code)

(212) 754-0774

(Issuer’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: Common stock, $0.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Issuer’s revenues for the year ended June 30, 2006 were approximately $1.2M.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices on NASD’s OTC Bulletin Board on August 17, 2006 was approximately $82M.

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of the latest practicable date: 17,617,150 shares as of August 17, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):
☐ Yes ☑ No

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. This Annual Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-KSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in the below listed risk factors, which attempt to advise interested parties of the risk factors that may affect our business, financial condition, results of operations and cash flows.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties described below in addition to the other information contained in this annual report. If any of the following risks actually occur, our business, financial condition, or results of operations would likely suffer. If those events occurred, the trading price of our common stock would be valued accordingly.

We Have A History Of Losses And, Because We Expect Our Operating Expenses To Increase In The Future, We May Not Be Profitable In The Near Term, If Ever.

The Company has accumulated deficits of $32.1M through June 30, 2006. We have not had a profitable quarter since the reverse merger that created the present form of the Company in July 2004. There can be no assurance that we will ever generate net income for our stockholders.

Our Risk Control and Eligibility Scoring System May Have Defects Or Turn Out To Be Ineffective, Which Could Materially and Adversely Affect Our Prospects, Business, And Results Of Operations

The proprietary system we use to score our students in determining their eligibility for and/or cost of financing and to control risk is based on our existing knowledge and available actuarial data and may be incomplete and/or inaccurate. If this system turns out to be ineffective, our prospects, business, financial condition, and results of operations could be materially and adversely affected.

Demand For Our Products May Decrease

Demand for higher education financing may decrease. This may be as a result of a decrease in demand for higher education or increased affordability for higher education. This increased affordability may be the result of universities reducing costs, families having more funds available to pay for higher education, increases in the amount of availability of free financing such as scholarships or grants, or other factors unknown to us. Additionally, further government support of higher education through increased funding for students and tax or other incentives related to higher education may reduce the costs, increase the affordability and decrease the demand for our products.

Our Direct Marketing Initiative May Not Prove To Be Effective

One of our marketing strategies is to target parents and students directly. We accomplish this principally through our website, www.MyRichUncle.com, which provides an interactive forum for parents and students to learn about our products and services and to apply for them from us. There can be no assurance that the Internet will be an effective means of reaching our prospective customers, or that we will be able to effectively utilize any alternative means that may become available, or that our marketing plans will succeed in attracting customers.

Public relations are an important part of our marketing program and our effort to build our reputation and brand identity. As our products and services become better known, they may become less newsworthy, and we may receive less media coverage, or we may have to increase our public relations efforts and expenditures to maintain or increase the amount of media coverage we receive. We cannot assure you that media coverage will be accurate and/or positive. Inaccurate and/or negative representations of the Company in the media may have a material adverse effect on our financial condition and results of operations.

Other Sources Of Higher Education Financing May Be Preferred By Borrowers

We compete with other options that students and families may have available to then to finance the costs of post-secondary education. Families and students may simply prefer other options. These options include, among others: home equity loans, prepaid tuition plans, 529 plans, education IRAs, and credit cards. There is no assurance that we will be able to compete successfully against other providers of funds including but not limited to traditional and established student loan providers, credit card or mortgage lenders or any new forms of competition. If we are unable to compete effectively with these sources of funding, our business, financial condition, and results of operations will suffer and may require us to revise or abandon our business plan or seek to sell, curtail, or discontinue our business.

We Must Be Able To Compete Effectively With Other Providers Of Higher Education Financing Products And Services In Order To Succeed.

The market for higher education finance is highly competitive, and if we are not able to compete effectively, our revenue and results of operations may be adversely affected. The loan origination market has a large number of competitors and is dominated by a number of large institutions including Sallie Mae, Wells Fargo, Bank of America, JP Morgan Chase and Citibank. Most of our competitors have, among other competitive advantages, greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships than we have. Larger competitors with greater financial resources may be better able to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of transactions, procure capital at a lower cost, fund internal growth and compete for market share generally. As to our alternative financing products and services where we hope to establish a niche, third parties may enter these markets and compete against us. If third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability or eliminate profitability altogether.

If We Do Not Comply With Applicable Governmental Regulations, Our Business May Suffer.

Our business operations and product offerings may be subject to various governmental regulations. We are in the process of ascertaining the applicability of various laws to us and our operations. If we become subject to additional government regulation, our compliance costs could increase significantly. Regulatory compliance activities could also divert our human and other resources from revenue-generating activities.

Changes In The Regulatory Regime Could Impair Our Business.

We operate in a heavily regulated industry and new laws and changes in existing laws could affect our business. The federal government and state governments regulate extensively the financial institutions and other entities that offer consumer finance products. The applicable laws and regulations are subject to change and generally are intended to benefit and protect borrowers rather than our stockholders or us. Failure to comply with government regulations could subject us to civil and criminal penalties and affect the value of our assets. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, there could be a material adverse effect on our prospects, business, financial condition and our results of operations.

If We Violate Applicable Privacy Laws Our Business Could Be Materially Adversely Affected.

The federal government and state governments have enacted fraud and abuse laws and laws to protect borrowers' privacy. Violations of these laws or regulations governing our operations or our third party business partners and our and their clients could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services or exclusion from participating in education finance programs. These penalties or exclusions, were they to occur, would negatively impair our ability to operate our business. In some cases, such violations may also render the loan assets unenforceable. We could also have liability to consumers if we do not maintain their privacy, or if we do not abide by our own privacy policy and any such violations could damage our reputation and the value and goodwill of our brand name. Violations of these regulations could have a material adverse effect on our financial condition, business and results of operations.

We May Be Unable To Meet Our Capital Requirements In The Future.

We may need additional capital in the future, which may not be available to us on reasonable terms or at all. The raising of additional capital may dilute your ownership in us. We may need to raise additional funds through public or private debt or equity financings in order to meet various objectives. Any additional capital raised through the sale of equity may dilute your ownership percentage in us. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Furthermore, any additional debt or equity financing we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may be forced to curtail our growth plans or cut back our existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations we need to stay in business. We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will impact our financial statements.

Our Business May Suffer If We Experience Technical Problems.

If our technology does not function properly, is breached or interrupted, or contains errors that we have not corrected, we may not achieve the performance we expect. Any interruption in or breach of our information systems may result in lost business. For instance, our technology may contain "bugs" or become infected by computer viruses or worms that may interfere with the functionality of our technology or negatively impact our proprietary databases. We may not immediately detect and fix these problems, which may increase damage to our business. These problems may result in, among other consequences, our over-estimating cash flows from borrowers or underestimating default rates. Third parties who have relied on our financial models or projections may have recourse against us in the event of inaccuracies caused by technical or other problems. Individually or cumulatively, these types of problems may have a material adverse effect on our business, financial condition and results of operations

We Rely Heavily On Our Technology And Our Technology Could Become Ineffective Or Obsolete.

We rely on technology to interact with consumers to originate our products and to perform some servicing functions pertaining to our financing products. It is possible that our technology may not be effective, or that consumers will not perceive it to be effective. We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence. The costs of doing so may be substantial, and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the efficacy of our technology, we may lose market share. Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would were our technology more efficient. The impact of technical shortcomings could have a material adverse effect on our business, financial condition and results of operation.

Our Reliance On Technology, Including The Internet, As A Means Of Offering And Servicing Our Products And Services May Result In Damages.

We offer and sell our products and services to borrowers using technology. Although the use of the Internet has become commonplace, people may approach the entering of private information, as well as conducting transactions through the Internet, hesitantly. We have implemented security measures within our systems, but skilled computer-users could potentially circumvent some of these precautions. While we are dedicated to maintaining a high level of security, it is impossible to guarantee total and absolute security. Any security breach could cause us to be in violation of regulations regarding information privacy and as such cause us to pay fines or to lose our ability to provide our products. Consumers may also be hesitant or unwilling to use our products if they are or become aware of a security problem or potential security problem. We could also be liable to consumers or other third parties if we do not maintain the confidentiality of our data and the personal information of our consumers.

Monitoring unauthorized use of the systems and processes that we developed is difficult, and we cannot be certain that the steps that we have taken will prevent unauthorized use of our technology. Furthermore, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information. If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and services will be adversely affected. This may have a material adverse effect on our financial condition and results of operation.

Legal Protection We Seek For Our Intellectual Property Assets May Not Prove To Be Available Or Effective.

We have filed a patent for protecting our intellectual property assets and continue to patent new innovations. These patents provide an important competitive advantage to us, and our prospects, business, financial condition and results of operations may be materially adversely affected if these patents are not granted or upheld. In addition to seeking patent protection, we rely on copyright, trademark and trade secret protection for our intellectual property. These methods may not be adequate to deter third parties from misappropriating our intellectual property or to prevent the disclosure of confidential information or breaches of non-competition agreements between us and our employees or consultants, and may not provide us with adequate remedies for misappropriation. Our technology could also be designed around, replicated or reverse-engineered by competitors, and we may not have the ability to pursue legal remedies against them. For example, competitors could replicate data or acquire data comparable to that which we have assembled in our proprietary databases, which could erode our competitive advantage. We also may fail to detect infringement of our intellectual property rights and may thereby lose those rights. In addition, obtaining, monitoring and enforcing our intellectual property rights will likely be costly, and may distract our management and employees from pursuing their other objectives, which could impair our performance. If we are unable to protect our intellectual property, our business may be materially adversely affected.

We May Be Subject To Litigation For Infringing The Intellectual Property Rights Of Others.

Should we infringe (or be accused of infringing) an existing patent, copyright, trademark, trade secret or other proprietary rights of third parties, we may be subject to litigation. Such litigation will be costly. If we settle or are found culpable in such litigation, we may be required to pay damages, including punitive damages (such as treble damages) if we are found to have willfully infringed, and we may also be required to pay license fees or cease to use that intellectual property which is found to have been infringed by us. The amount of damages we are required to pay may be substantial, and may require us to obtain additional sources of revenue or additional capital to continue operating. We also may be precluded from offering products or services that rely on intellectual property that is found to have been infringed by us. Further, we may also be required to cease offering the affected products or services while a determination as to infringement is considered by a court. If we are not able to offer products or services, our business, financial condition and results from operations may be materially adversely affected.

We May Be Unable To Attract And Retain Key Employees.

Failure to attract and retain necessary technical personnel and skilled management could adversely affect our business. Our success depends to a significant degree upon our ability to attract, retain and motivate highly skilled and qualified personnel. If we fail to attract, train and retain sufficient numbers of these highly qualified people, our business, financial condition and results of operations will be materially and adversely affected. We may issue stock options or other equity-based compensation to attract and retain employees. The issuance of these securities could be dilutive to the holders of our other equity securities.

Senior Management May Be Difficult To Replace If They Leave.

The loss of the services of one or more members of our senior management team or the inability to attract, retain and maintain additional senior management personnel could harm our business, financial condition, results of operations and future prospects. Our operations and prospects depend in large part on the performance of our senior management team, including in particular Messrs. Raza Khan and Vishal Garg. We do not maintain key man insurance policies on any of our officers or key employees. We may not be able to find qualified replacements for any of these individuals if their services are no longer available.

We May Not Be Able To Effectively Manage Our Growth.

Our strategy requires growing our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. If we are unable to manage our growth and our operations our financial results could be adversely affected.

The following discussion should be read along with the Consolidated Financial Statements and Notes thereto attached hereto.

PART I

Item 1. Description of Business

COMPANY HISTORY

We were incorporated under the laws of the State of Delaware on March 2, 2000. MRU Holdings, Inc. is a specialty finance company who profiles and provides students with funds for higher education using a blend of current market credit practices as well as our own proprietary analytic models and decision tools. We have a prominent brand name “MyRichUncle™” and highly scalable loan origination infrastructure. We entered into the student lending market as an originator and holder of private student loans and entered the market as a lender, originator, and holder for Federal Family Education Loan Program (FFELP) loans as a subsequent event to this annual report.

On June 30, 2004, we entered into a sub-sublease with OneSource Information Services, Inc. (OneSource) providing for the lease of a portion of the third (3rd) floor of the building at 600 Lexington Avenue, New York, NY 10022. The term of the sub-sublease ends on September 28, 2007, unless sooner terminated or cancelled pursuant to the terms of the Sub-Sublease. Rental payments under the sub-sublease amount to $139,425 per annum through May, 2006 and $148,720 per annum through the remaining term of the sub-sublease. Subsequent to this agreement, the sub-sublease has been assigned from OneSource to InfoUSA. On March 30, 2006, the Company secured the sub-sublease with a $65,000 letter of credit collateralized by a certificate of deposit in the same amount held by the Company at JP Morgan Chase, for the benefit of InfoUSA.

On July 8, 2004, we completed a share exchange (“Share Exchange”) with the stockholders of Iempower, Inc., a Delaware corporation doing business as MyRichUncle™ (“Iempower”), pursuant to which we acquired 100% of the outstanding capital stock of Iempower in exchange for 6,863,433 shares of our common stock, par value $.001 per share (the “Common Stock”) and 2,136,567 Common Stock purchase warrants issued to Iempower’s warrant holders (each warrant is exercisable to purchase one share of Common Stock with a weighed average exercise price of $0.45 per share) (the “Share Exchange”). In conjunction with the Share Exchange, we changed our name to MRU Holdings, Inc. Although we acquired Iempower as a result of the Share Exchange, the stockholders of Iempower hold a majority of our voting interests. Additionally, the Share Exchange resulted in Iempower’s management and Board of Directors assuming operational control of the Company.

On February 4, 2005, MRU Lending, Inc. (“MRU Lending”), a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”) with Nomura Credit & Capital, Inc. (“Nomura”) which provides for a $165 million secured revolving credit facility for the origination and warehousing of private student loans (the “Student Loan Credit Facility”). The loans under the Credit Agreement are secured by, among other things, a lien on all of the student loans financed under the Credit Agreement and any other student loans owned by MRU Lending and not otherwise released, together with a pledge of 100% of the capital stock of MRU Lending. The Student Loan Credit Facility has a term of three years. Upon execution of the Credit Agreement, Nomura received warrants to purchase 7,999,449 shares of our Common Stock (the “Nomura Warrants”), equal to 27.5% beneficial ownership of the Company on a diluted basis, with an initial exercise price of $3.50 per share and which are subject to standard weighted average anti-dilution protection for issuances of securities below the initial exercise price. 82% of the Nomura Warrants vested on February 4, 2005 and the remaining 18% will vest on the second anniversary of the closing date of the Credit Agreement. Contemporaneously with and as a condition to the execution of the Credit Agreement, the Company sold in a private placement offering (the “Private Placement Offering”) to accredited investors 3,250,006 shares of its Series A Convertible Preferred Stock at a price of $3.50 per share. In connection with the completion of the Private Placement Offering, the Company issued to its placement agents warrants to purchase 227,500 shares of Common Stock at an exercise price of $3.50 per share.

On May 5, 2005, MRU Lending, Inc. (“MRUL”), a wholly-owned subsidiary of the Company entered into a Loan Program agreement and a Loan Sale agreement with Webbank, a Utah state chartered financial institution. The agreements provide for Webbank’s origination of private student loans to qualified applicants participating in MRU Lending’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL and the sale by Webbank and purchase by MRUL of such student loans. The Agreements have thirty-six (36) month terms and each automatically renew for up to two (2) successive terms of twelve (12) months. MRUL and Webbank mutually agreed to terminate both the Loan Program agreement and the Loan Sale agreement effective November 30, 2005.

On May 12, 2005, the Company entered into a Sublease dated April 26, 2005 with ISID Finance of America, Inc. (the “Sub-landlord”) providing for the sublease of 7,685 square feet of additional office space located at 1114 Avenue of the Americas, New York, New York. The term of the Sublease ends on May 30, 2009, unless sooner terminated or canceled pursuant to the terms of the Sublease. Rental payments under the Sublease amount to $353,510 per annum. The obligations of the Company under the Sublease are guaranteed by, Edwin McGuinn, the Company’s Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the Sub-landlord. On July 20, 2005, the Company secured the sub-sublease with a $360,000 letter of credit collateralized by a certificate of deposit in the same amount held by the Company at JP Morgan Chase, for the benefit of Sub-landlord. Sub-landlord returned to the Company $360,000, which was held by the Sub-landlord in lieu of a letter of credit.

On July 25, 2005, MRU Lending and Doral Bank NY, FSB, a federally chartered savings bank in the business of originating various types of consumer loans including student loans (the “Bank”), entered into a definitive agreement providing for the Bank’s origination of private student loans to qualified applicants participating in MRU Lending’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRU Lending and the sale by the Bank and purchase by MRU Lending of such student loans. The Doral-MRU Lending loan program is secured by a $1 million ninety-day certificate of deposit held by MRU Lending at Doral Bank, with assignment rights to Doral Bank.

On September 20, 2005, the 2005 Annual Meeting of Stockholders was held at the principal offices of the Company. At the Annual Meeting the Company’s stockholders voted on, and approved by requisite stockholder vote, the following matters: 1) the election of six directors to the Company’s Board of Directors, 2) Adoption of the 2005 Consultant Incentive Plan, 3) Adoption of an Amendment and Restatement to the 2004 Omnibus Incentive Plan, and 4) Approval of an Amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares and the number of authorized shares of preferred stock from 5,000,000 shares to 25,000,000.

On December 30, 2005, the Controlling Series A Convertible Preferred Stock holders approved an amendment and restatement of the Company’s Certificate of Incorporation, to be effective on or about February 13, 2006, creating 12,000,000 shares of Series B Convertible Preferred Stock with a $0.001 par value and a $3.80 purchase price. The power, preferences, and rights of the Series B Convertible Preferred Stock set forth in the Amended and Restated Certificate of Incorporation include voting rights, dividends, liquidation preference, conversion rights, protective provisions, redemption, election of board of directors, and right of first refusal in any offerings of Series A Convertible Preferred Stock or Common Stock. On January 5, 2006, the Company agreed to issue 6,578,948 shares of the Series B Convertible Preferred Stock at $3.80 per share to various funds of Battery Ventures and Merrill Lynch Institutional Management Equity Partners. The transaction closed on February 13, 2006. Proceeds of the financing will be used to advance the Company’s growth in the private student loan market. On January 20, 2006, the Company received $5 million in proceeds from bridge promissory notes due to various funds of Battery Ventures and Merrill Lynch Institutional Management Equity Partners, bearing interest at six (6%) percent per annum based on a 365 day year. The outstanding balance of these notes, together with accrued and unpaid interest thereon, was ~~due~~ and payable no later than the earlier of (a) April 15, 2006 or (b) the closing date of the private placement of Series B Convertible Preferred Stock to which the Company receives gross proceeds of at least $25 million. These notes were retired with accrued interest on February 13, 2006. On May 8, 2006, the Company agreed to issue an additional 1,052,632 shares of the Series B Convertible Preferred Stock at $3.80 per share to LBI Group, Inc. and Keane Capital V, LLC. Proceeds of the financing will be used to continue the Company’s growth in the private student loan market. All Series B Convertible Preferred Stock certificates were issued as of May 8, 2006. As of June 30, 2006, the Series B Convertible Preferred Stock issued has not been registered with the Securities and Exchange Commission.

On January 10, 2006, MRU Originations, Inc. (“MRUO”) and MRU Funding SPV, Inc. (“MRUF”), wholly-owned subsidiaries of the Company entered into definitive agreements with Doral Bank NY, FSB (“the Bank”). The agreement provides for the Bank’s origination of private student loans to qualified applicants participating in MRUO’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUO and the sale by the Bank and purchase by MRUF of such student loans. The agreement between MRUO and the Bank is evidenced by a Loan Program Agreement dated January 10, 2006. The agreement between MRUF and the Bank is evidenced by a Loan Sale Agreement dated January 10, 2006. The Agreements each have thirty-six (36) month terms and are automatically renewable for up to two (2) successive terms of twelve (12) months.

On January 23, 2006, the Company’s private student lending subsidiary, MRU Funding SPV, Inc. (MRUF) entered into a definitive agreement with Merrill Lynch Bank USA (MLBU) pursuant to which MLBU will provide MRUF with a $175 million revolving credit facility for the origination and warehousing of private student loans. The facility has a one year term. As a result of this transaction, MLBU was granted a warrant, subject to certain terms and conditions, to purchase up to 4.9% of the Company’s Common Stock. This transaction closed in February 2006.

On April 18, 2006, the Company entered into a definitive agreement with a consortium of European financial institutions with significant experience in consumer lending and specialty financial products to support the launch and origination of Preprime ™ student loans. These private student loans will address the market of post-secondary school borrowers who are currently unable to meet traditional private student loan underwriting criteria, e.g. thin or no credit history, insufficient earnings history, etc. MRU Holdings, Inc. will be both the managing member (through its Achiever Funding, LLC affiliate) and a minority investor in the Achiever Fund I LLC. As of June 30, 2006, the Company’s investment percentage in these affiliates is less than five (5%) percent.

On June 15, 2006, the Company received a Department of Education (DoE) Lender Identification Number for the Company’s MRU Funding SPV, Inc. subsidiary (MRUF), which is necessary to provide students with Federal Family Education Loan Program (FFELP) loans. MRUF has executed agreements with Deutsche Bank Trust Company America to act as our Trustee Lender and with American Education Services/Pennsylvania Higher Education Assistance Agency (AES/PHEAA) to act as our federal guarantor, disbursement agent, and FFELP servicer. As of June 30, 2006, the Company has neither originated nor held any FFELP loans.

THE BUSINESS

We are a specialty finance company that facilitates and provides students with funds for higher education. Equipped with proprietary analytical models and decision tools, we are able to profile and provide customized financial products to students in a more competitive and customer friendly manner. We have entered into the student lending market as an originator and holder of Federal and private student loans. We have immediate plans to originate, lend, and hold Federal Family Education Loan Program (FFELP) loans.

We generate revenues from: interest accrued on our private alternative student loan portfolio, origination fee revenue on our student loan portfolio, and residual cash flows from the sale or securitizations of portfolios of our student loans.

In originating our alternative student loans, we use a unique and proprietary underwriting model which we believe provides us with a compelling competitive advantage. By combining traditional credit scoring methods with our proprietary underwriting matrix, which considers the loan applicant’s academic data, prior work experience, and the educational institution which they are attending, we generate our own credit and repayment capability index which we believe is more insightful and predictive in determining an applicant’s future repayment capabilities. Our approach may offer students who would otherwise be disqualified under traditional credit scoring methods an opportunity to obtain funding for their education. In addition, we may be able to competitively price loans for students that would be viewed as undifferentiated under traditional methods. We believe that no other educational finance company currently uses a similar approach to evaluating loan applicants or determining loan pricing. Our underwriting process adds another layer of analytical precision to traditional evaluation tools and helps us make more informed lending decisions.

In addition to our unique underwriting methodology, we take a highly focused approach to our marketing while maintaining one of the most diverse sourcing channels in the industry. Of the approximately 6,400 accredited institutions of higher education in the United States, we focus on a confined subset of undergraduate and professional graduate institutions. The professional graduate disciplines that we target include law, business administration, engineering and medicine. These criteria define our lending and marketing methods. We believe that this targeted approach will consistently yield the optimal mix of attractive pricing, acceptable credit risk and a sufficiently deep base of potential customers. We use a highly diverse approach to sourcing potential customers which we believe will create more sustainable distribution channels than our competitors. We are one of the few companies in this sector to market directly to students. Our direct marketing channels include Internet marketing campaigns, print advertising campaigns, direct mail campaigns, and our branded MyRichUncle™ web site (www.MyRichUncle.com). In addition, we have developed indirect origination sources including referrals from third party referral companies for whom we may provide a private labeled set of student loan products. Equipped with our unique credit model, our focused marketing and diverse distribution channels, we are well positioned to grow in the market for higher educational products and services.

INDUSTRY BACKGROUND

Over the last decade, the increasing cost of higher education and decreasing government support for higher education has generated a substantial gap between viable sources of education funding and increasing tuition costs which results in a mismatch between what the government expects families to be able to contribute and what families can actually afford or are willing to pay. This, coupled with increases in enrollment, has led to substantial growth in the overall demand for financing for higher education, with the gap in funding estimated at over $100 billion per annum.

In addition, as a result of very specific eligibility requirements and/or limits available on grants and loans, the amount of funds made available to students may be insufficient to cover the total cost of higher education. This gap, sometimes called the “unmet need,” occurs when the sum of the EFC and total available financial aid is less than the cost of attendance. In order to bridge this unmet need students are forced to finance education through private loans or other debt.

Consequently, students increasingly rely on private loans (not guaranteed by the government) and credit cards to fund their education expenses. Through June 30, 2006, the loan limits for government-guaranteed FFELP loans are $23,500 over 4 years for undergraduates and $18,500 per year for graduate students while the average private university tuition alone, that is, excluding cost of boarding, meals and books, is $40,000 + per year. All of these factors have created a demand for private student loans that has increased at a rate of over 30% per annum over the past 5 years and is expected to grow at a rate of 25% per annum over the next 10 years (Source: National Center of Education Statistics & College Board, Trends in Student Aid 2005).

Federal Loans - The federal education loan programs offer lower interest rates and more flexible repayment plans than most consumer loans, making them an attractive way to finance education. Students may be able to deduct up to $2,500 in student loan interest each year.

These federal loans are offered through two programs with different delivery systems: the William D. Ford Federal Direct Loan Program (“Direct Loans”) and the Federal Family Education Loan Program (“FFELP”). Although the borrower’s eligibility is the same under either program, the procedures for each are different because funds for Direct Loans are provided directly to the school by the federal government, while loan funds under FFELP are usually provided by a private lender and are guaranteed by a state guaranty agency and reinsured by the federal government.

The federal guaranty on the FFELP loans replaces the security (the collateral) usually required for long-term loans from banks and credit unions. Although the guaranty agency’s procedures and policies must conform to the FFELP requirements, individual guaranty agencies may have additional procedures and policies. Several thousand financial institutions participate in the FFELP program. In addition, some schools have opted to become lenders in the FFELP program.

The following types of loans are available through the Direct Loan and FFELP programs:

•
Subsidized Stafford Loans: awarded to students who demonstrate financial need. Because the DoE subsidizes the interest, borrowers are not charged interest while they are enrolled in school at least half time or during grace and deferment periods.

•
Unsubsidized Stafford Loans: awarded to students regardless of financial need. Borrowers are responsible for paying the interest as it accrues or have the option to interest capitalize until repayment begins. Independent students and students whose parents are not eligible for a PLUS Loan (see below) have higher unsubsidized loan limits.

•
PLUS (Parental Loans for Undergraduate Student) Loans: allow parents to borrow on behalf of their dependent undergraduate children who are enrolled at least half time. As with unsubsidized Stafford Loans, borrowers are responsible for the interest that accrues on PLUS Loans throughout the life of the loan. Repayment begins sixty (60) days after disbursement. Loans disbursed after July 1, 1987 have variable interest rates based on the 91-day T-bill rate.

•
GradPLUS Loans: Introduced by the Federal Government in response to requests from graduate and professional school students for increased loan limits to pay for their education. Eligibility for GradPLUS loans is determined by a simple credit check. There is no specified dollar limit to GradPLUS loans; students may borrow up to the full cost of education less any financial aid received, including Stafford loans.

•
Consolidation Loans: Under the Higher Education Act, Consolidation Loans allow a borrower to combine one or more federal education loans into a single loan to facilitate repayment. Because the repayment period is longer, Consolidation Loans may be a way to reduce the borrower’s monthly payments; however, the total interest repaid over the life of the loan is usually higher. The consolidation process usually does not directly involve the school because generally the consolidating lender purchases qualifying student loans from other lenders. By law, there is no cost to the borrower to consolidate their loans, but they are only allowed to consolidate their loans one time. To qualify for a Consolidation Loan, the borrower must be out of school or attending school less than half time and have at least one eligible government loan. Parent borrowers may also consolidate fully disbursed loans regardless of the child’s enrollment status.

FFELP loans are presently offered by a large number of financial institutions. Sallie Mae, Citibank, Zions Bank, JP Morgan Chase, Educaid, PNC, Wells Fargo, Bank of America, and Key Bank are a few of the many providers of FFELP loans.

Starting on July 1, 2007, Stafford Loans allow dependent undergraduates to borrow up to $3,500 their freshman year (up from $2,625), $4,500 their sophomore year (up from $3,500) and $5,500 for each remaining year (independent students and students whose parents have been turned down for a PLUS loan can borrow an additional unsubsidized $4,000 the first two years and $5,000 the remaining years). Graduate students can borrow $20,500 per year (up from $18,500), although only $8,500 of that is subsidized. There are also cumulative limits of $23,000 for an undergraduate education and a $65,500 combined limit for undergraduate and graduate. (For independent students and for students whose parents were denied a PLUS loan the cumulative limits are $46,000 and $138,500, respectively. Some medical school students may be able to borrow up to $40,500 a year (up from $38,500) and $189,125 total.)

Many students combine subsidized loans with unsubsidized loans to borrow the maximum amount permitted each year.

Stafford Loans have a fixed interest rate of 6.8% for loans with a first disbursement after July 1, 2006. (Previously, Stafford Loans had variable interest rates (based on 91-day T-bill rate + 1.7% during school with an additional 0.6% increase upon graduation) capped at 8.25% or less, depending on yearly adjustments.) All lenders offer the same rate for the Stafford Loan, although some give discounts for on-time and electronic payment.

Private Loans — Private loans, also known as alternative loans or supplemental loans, help bridge the gap between the actual cost of education and the limited amount the government allows students to borrow through its programs. Private loans are offered by private lenders without federal forms to complete.

Private loans are used for many reasons: to fill the gap between a student’s financial aid package and the actual cost of attendance, to help cover the EFC calculated under financial aid formulas, or to pay for additional expenses not normally covered by other forms of aid. In many cases, the EFC may be unaffordable as it does not factor in non-collateralized loans such as credit card debt. Parents may also prefer that students be responsible for the financing of their education.

With the growing gap between the amount students and families are willing or able to pay for college and actual college costs after governmental and institutional aid are considered--often referred to as “unmet financial need”--private loans are becoming increasingly important as a mechanism for financing postsecondary education. Some families turn to private loans when the federal loans do not provide enough money or when they need more flexible repayment options. For example, a parent might want to defer repayment until the student graduates, an option that is only available to parents in particular circumstances who request deferral.

JP Morgan Chase, CitiBank, Key Bank, Wachovia, Bank of America, AccessGroup, Nelnet, and First Marblehead are a few of the key players providing different types of private loans products and services depending on the student’s level of study. The interest rates on private loans tend to be higher than on the loans offered by the federal government.

MRU PRODUCT OFFERINGS

We created a suite of products to appeal to and satisfy the needs of students, their families, and participating financial institutions and to address the overall inefficiencies within the student loan market. We aim to be a one-stop shop that provides a full range of financial products to help cover the cost of education. These products include:

•
Private Student Loans - Private student loans supplement financing for qualified students beyond what they can obtain through the federal government and are not guaranteed by the government. To facilitate this product, we established student loan credit facilities with Nomura Credit and Capital Inc., and Merrill Lynch Bank USA, which we believe have the necessary capital to finance our loan programs We originate loans through partnerships with selected commercial banks, purchase the originated loans after a holding period, and then hold these in various subsidiaries via financing arrangements with our credit facility providers. It is anticipated that these loans will then be either sold or securitized. We expect to derive cash receipts from origination fees generated upon funding of the loan and residual cash flows generated through the securitization or sale of the loans. Revenues from the sale of loans can either be paid upon the sale of the loan or paid over time in the form of a residual. Securitizations can provide us with residual cash flows that are paid over time. However, if we receive residuals that are paid over the life of the loan, current accounting rules allow us to book the net present value of the residuals in the period that the sale or securitization occurred.

•
Loan Guaranties -Through our subsidiary MRU Universal Guarantee Agency, Inc. (MRUG), we intend to guarantee loans provided by third-party lenders. We plan to enable students, with or without co-signors, to have their loans guaranteed if they meet our credit underwriting requirements. It is anticipated that students will pay fees to us for this service, which includes an upfront guaranty fee and an annual interest surcharge over the life of the loan. We plan to support MRUG with $50 million in equity raised by the sale of MRUG preferred stock to Universal Finanz Holding AG. Subject to the execution of definitive documentation, Universal Finanz Holding AG has committed to invest up to $50 million into MRUG to serve as the equity reserve against which MRUG will guaranty loans. Revenues generated from the guaranty fees and surcharges will be divided between Universal Finanz Holding AG and MRUG with Universal Finanz Holding AG receiving 65% and MRUG receiving the remainder. Universal Finanz Holding AG will hold preferred stock in MRUG currently equal to 65% of the ownership interest in MRUG on a diluted basis.

•
PrePrime™ Student Loans - The Company’s affiliate, Achiever Fund I, LLC (AF1), addresses the market of post-secondary school borrowers who otherwise would be unable to meet traditional private student loan underwriting criteria through no fault of their own, e.g. thin or no credit history, insufficient earnings history, etc. AF1 began originating and holding PrePrime™ alternative student loans in June, 2006.

•
Federal Loans -We originate FFELP loans that we finance via our relationships with our credit facility providers and through our own funds. We expect to securitize these loans upon building a portfolio of loans to make such a securitization efficient. In the interim, we recognize revenues from the interest payments made by borrowers who receive our Federal loans. We will follow the government’s guidelines for originating and servicing federal loans.

Private Loans
We originate private student loans, through our bank partners, using a blend of established credit market practices as well as our own proprietary underwriting criteria, analytical models and decision tools. We established a $165 million student loan credit facility with Nomura and a $175 million student loan credit facility with Merrill Lynch Bank USA. These facilities will be used to finance our alternative student loan products. The loans eligible under the facilities will be loans originated by our bank partners and purchased and held by us. Eligible loans can remain under the facilities for no more than 15 months at which time these loans will either be sold to a third party, repurchased by us or be securitized. The term of the student loan credit facility with Nomura is three years. The term of the student loan credit facility with Merrill Lynch is one year.

Loan Guarantees
We plan to make available to students a loan guaranty product by having our guaranty agency guarantee on behalf of students enabling them to procure private student loans through our potential bank partners. In exchange for this guaranty service, students will pay a guaranty fee and an annual interest surcharge over the life of the loan. Guaranty funds would be provided through a credit support facility with Universal Finanz Holding AG.

In October 2004, we announced that Universal Finanz Holding AG “Universal” committed to provide up to $50 million of credit support for MRUG, our guaranty subsidiary, to serve as the equity reserve against which MRUG will guaranty loans. Under the terms of the financing, Universal will have the right to purchase up to a 65% ownership interest in MRUG and pay the purchase price for such ownership interest by releasing MRUG from its obligation to repay an equal amount of its outstanding obligations to Universal under the credit support facility. If fully funded and the purchase right exercised, Universal will have a 65% ownership interest in MRUG in the form of Series “A” Perpetual Preferred Stock of MRUG. Eligible borrowers who require a guaranty will pay an upfront guaranty fee and be charged an annual fee for the term of their loan. We intend to sell the cash flows from the annual fees for their net present value. All of the fees will be divided between us and Universal at 35% and 65%, respectively, after Universal receives its reserve amount.

FFELP Loans
To provide a “one-stop shop” for higher education finance, we plan to provide students with FFELP loans. With respect to FFELP loans, we are required to meet federal requirements for the eligibility of borrowers.

We originate federal loans and will either sell the loans we originate to secondary market purchasers or bundle our portfolio of loans and securitize them. The sale of loans to secondary market purchasers requires us to use our balance sheet to originate loans as well has handle the origination process. Premiums are computed based on the nature of the loan and purchasers specific pricing grid. We have an agreement with Deutsche Bank to act as our Trustee Lender. We have an agreement with the American Education Services/Pennsylvania Higher Education Assistance Agency (AES/PHEAA) to be our government guarantor willing to guaranty the loans. We have applied for and received a Lender Identification Number (“LID”) from the DoE.

At this time, we have agreed to outsource origination, disbursement, and servicing to AES/PHEAA, as we have experience with AES/PHEAA as the servicer of the Company’s alternative private student loans and AES/PHEAA has the requisite experience and expertise in the origination and servicing of FFELP loans. AES/PHEAA will handle any borrower inquiries, electronic signatures, recordkeeping requirements, and procedures for the assignment, sale or transfer of loans. In addition, the AES/PHEAA will perform all reporting functions including informing the credit bureaus and the National Student Loan Data System (“NSLDS”).

COMPANY OPERATIONS

Marketing
We originate loans in a variety of ways. We market directly to students via our flagship brand www.MyRichUncle.com. We use a variety of direct marketing strategies to originate substantial volumes from direct interaction with students and further build a substantial customer database of individuals seeking out financing for higher education. In addition, this approach provides MRU with greater control of its distribution channels relative to its competitors who may ultimately compete with their current distribution partners. Our website is currently the primary means by which we convey information about our products and interacting with students. In various sections of the website, parents, students, and the general public can learn about our products, read press pieces, and submit questions. Students can apply online or over the phone.

We have established a sales force which reaches out to high schools, colleges and universities to educate the about our product offerings.

We have formed referral relationships with third-parties who wish to provide private loan products to their customer base. Many of these third-parties have a proven track-record of referring their customers to other parties for their financing need and are interested in working with us, due to our ability to provide competitive rates, broader criteria, underwriting and high quality customer service to the existing marketplace.

Credit Model
Current traditional consumer credit scoring takes into account only an individual’s history, not his or her future payment capacity. Corporate credit markets take into account not only a borrowing company’s payment history, but also the expectations of a borrowing company’s future net cash flows as well to determine both credit worthiness and credit limits. Similarly, we take a more holistic approach to consumer credit applied to alternative private student lending by assessing not only an individual’s credit score, but also his or her expected future repayment capability. We developed a robust proprietary data system that analyzes a wider range of data to compute an individual’s estimated future repayment capability. This estimate can be used in a variety of ways, including determining an individual’s ability to service debt. This innovation enables us to more intelligently profile consumers and provide them with customized financial products. We believe that over time, our data set will become more robust and our competitive advantage in product development and pricing will enable us to more successfully maneuver through changes in the market and economic cycles.

Customer Service
We employ a staff of customer service and technical support personnel who provide support to all our customers. Our staff provides support via email and telephone. The responsibilities of our customer service and technical support personnel include:

•	responding to consumers’ questions about the how to use our website
•	following up with consumers on the status of their loan applications
•	providing support to technical and systems questions

Additionally, our on-line origination platform offers students the opportunity to obtain the loan products and other services we provide. Our website is the primary means by which students request funds. Students access the website and receive information about the products. Students download applications or apply directly online. Prior to submission of the student’s application, each student verifies that the information provided in his or her student financing application is true and correct to the best of his or her knowledge and belief and is made in good faith.. The student applicant is notified of the Company’s privacy policy and consents to electronic communication (e-mail). Those students that do not consent to electronic communication have their loans processed by us through the regular mail. The student also authorizes us, or a servicing agent, to investigate their creditworthiness and their application data and to furnish information concerning the application to consumer reporting agencies and other persons who may legally receive such information.

Servicing and Collections
At this time we are acting purely as a loan originator and are not actively servicing our loan portfolio, as we have no license to perform this function. We have outsourced the servicing function to a third party, who remits funds collected to us along with monthly activity reports.

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

Generally, the privacy provisions of the recently enacted Gramm-Leach-Bliley Act include the following:

•	prohibit financial institutions from disclosing to unaffiliated third parties nonpublic personal information collected from consumers, subject to several exceptions;

•	require financial institutions to develop and disclose consumer privacy policies;

•	empower federal regulators with the authority to regulate information sharing and enforce the provisions of the law; and

•	allow states to pass stricter financial privacy laws.

Compliance with the Gramm-Leach-Bliley Act became mandatory on July 1, 2001.

INTELLECTUAL PROPERTY

We regard our intellectual property as important to our success. We rely on a combination of patent, trademark, copyright law, and trade secret protection to protect our proprietary rights. We have applied for a U.S. patent and filed a Patent Cooperation Treaty international patent application on our online loan market process. We are also pursuing the protection of our intellectual property through trademark and copyright registrations. We have filed an application to register MyRichUncle™ as a trademark in the United States. We consider the protection of our trademarks to be important for maintenance of our brand identity and reputation. We cannot assure you that any of these registrations or applications will not be successfully challenged by others or invalidated through administrative process or litigation. Further, if our trademark applications are not approved or granted due to the prior issuance of trademarks to third parties or for other reasons, there can be no assurance that we would be able to enter into arrangements with such third parties on commercially reasonable terms allowing us to continue to use such trademarks. It is possible that our patent applications will be denied or granted in a very limited manner such that they offer little or no basis for us to deter competitors from employing similar technology or processes or allow us to defend ourselves against third-party claims of patent infringement. In addition, we seek to protect our proprietary rights through the use of confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, licensees, and others.

EMPLOYEES

As of June 30, 2006 we had 70 full time employees. Our employees are not represented under any collective bargaining agreements. We consider our relations with our employees to be good.

COMPETITION

We operate an online and over the phone loan origination platform. The primary competitive factors for our origination platform model are:

•
Brand awareness: To be competitive, we must have the ability to attract consumer demand in high volumes. We will need to make significant investments to build and maintain a compelling brand that will compete against current lenders, such as JP Morgan Chase, Citibank, First Marblehead, Nelnet, and Sallie Mae;

•	Friendliness: We must provide our consumers with ease of use and convenience by providing the most competitive product offerings based on pricing, ease of use, and high quality customer service.

Our success depends upon capturing and maintaining a significant share of students who obtain loans. In order to do this, we must grow brand awareness among customers. Many of our current competitors, however, have longer operating histories, larger customer bases, and significantly greater financial, technical, and marketing resources than we do. In addition, participants in other areas of the financial services industry may enter the student loan marketplace without significant barriers to entry.

We believe that our primary competitors are traditional lending institutions. The student loan market has a large number of competitors and is dominated by a number of large institutions including Wells Fargo, JP Morgan Chase, Citibank, First Marblehead Corp. (through its facilitation services for leading originators of private loans), and Sallie Mae.

Item 2. Description of Property.

The Company’s executive offices are located at 1114 Avenue of the Americas, New York, New York. The Company has a sub-lease for this property that expires in May of 2009, unless sooner terminated or canceled pursuant to the terms of the sub-lease. Rental payments under the sublease amount to $353,510 per annum. The obligations of the Company under the sublease are guaranteed by Edwin McGuinn, the Company’s Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the sub-landlord.

The Company also leases additional office space at 600 Lexington Avenue, New York, New York. The Company has a sub-sublease for this property that expires September 30, 2007. Rental payments under the sublease amount to $139,425 per annum.

Item 3. Legal Proceedings.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our Common Stock has been quoted on the OTC Bulletin Board under the symbol “MHOI.OB” since July 21, 2004. Prior to that time, our Common Stock was not actively traded in the public market and was quoted on the OTC Bulletin Board under the symbol “PCFT.OB,” representing Pacific Technology, Inc. The following table sets forth, for the periods indicated, the high and low bid price information for the Common Stock as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal year 2006
Quarter ended June 30, 2006	$6.18	$4.73
Quarter ended March 31, 2006	$5.40	$3.83
Quarter ended December 31, 2005	$4.50	$3.19
Quarter ended September 30, 2005	$3.50	$2.60

Fiscal year 2005
Quarter ended June 30, 2005	$5.06	$3.00
Quarter ended March 31, 2005	$6.75	$3.83

Fiscal year 2004
Quarter ended December 31, 2004	$5.50	$3.89
Quarter ended September 30, 2004	$4.30	$0.01

As of August 17, 2006, there were approximately fifty-two (52) holders of record of our Common Stock.

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

For information regarding the securities authorized for issuance under our equity compensation plans, see our disclosure in Item 11 of this annual report.

Item 6. Management’s Discussion and Analysis.

The Company’s earnings and growth in earnings are directly affected by the size of its portfolio of student loans, the interest rate characteristics of our student loan portfolio, and the costs associated with originating, financing, and managing our student loan portfolio.

The Company’s interest income, or net interest earned on its student loan portfolio, is the primary source of the Company’s income and is primarily impacted by the size of the portfolio and the Company’s management of its portfolio for default and delinquencies. The alternative private student loans that the Company originated through the Webbank-MRU Lending, Inc. loan program bear variable rates of interest that are adjusted monthly with the changes in the London Interbank Offered Rate (LIBOR). The alternative student loans that the Company currently originates through the Doral Bank-MRU Lending, Inc. and Doral Bank-MRU Funding SPV, Inc. loan programs bear variable rates of interest that are adjusted quarterly with LIBOR. Since the Company has outsourced the servicing of its alternative private student loan portfolios to a third party, who is responsible for sending monthly statements and collecting payments from our borrowers, remitting those payments to the Company, and generating reporting on its activities to the Company, this third party is also responsible for adjusting the interest rates on all alternative student loans based on the applicable LIBOR term.

Since the Company’s alternative student loan portfolio floats with LIBOR either monthly or quarterly, the Company feels it has very limited interest rate exposure on this asset. Post-origination, the Company’s alternative student loan portfolio is most affected by rates of default, delinquencies, recoveries, and prepayments. The Company originated its first alternative student loan in June 2005, so our portfolio is not highly seasoned.

In determining the adequacy of the allowance for the loan losses on our alternative private student loan portfolio, the Company considers several factors including: loans in repayment versus those in deferred status, delinquency or default status, and recoveries.

The Company plans to either sell or securitize its alternative student loan portfolio, which will generate a gain on sale for the Company for this asset. The timing of this event is dependent on several factors, including but not limited to the following: the size of the Company’s alternative private student loan portfolio, the financial ability of the Company to hold this asset, the market at the time of the transaction for this asset class, and the ability of the Company to support the requirements for a sale or securitization transaction.

Operating expenses include the indirect costs to generate and acquire student loans and other general and administrative expenses. Operating expenses also include the depreciation of capital assets and amortization of intangible assets.

The Company does not believe inflation has a significant effect on its operations.

RESULTS OF OPERATIONS

FOR THE FISCAL YEAR ENDED JUNE 30, 2006 (AUDITED) COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005 (AUDITED) AND THE YEAR ENDED DECEMBER 31, 2004 (AUDITED).

Loan Portfolio Interest Income - Total loan portfolio interest increased from $297 for the six months ended June 30, 2005 to $1,206,160 for the year ended June 30, 2006 as a result of the growth of the alternative private student loan portfolio, from $158K as of June 30, 2005 to $38.7M as of June 30, 2006. The Company had no interest income for the year ended December 31, 2004 as the Company had no loan portfolio at that time.

Facility interest and origination bank costs - Total facility interest and origination bank costs also increased as a result of the growth of the alternative private student loan portfolio. As of June 30, 2005, the Company had not yet made an advance against the credit facility with Nomura Credit and Capital (Nomura). As of June 30, 2006, the Company had outstanding advance balances with Nomura of approximately $18,730,000 and with the new credit facility with Merrill Lynch Bank USA of approximately $17,860,000. The Company incurred approximately $947,000 in facility interest costs for the year ended June 30, 2006.

The Company incurred approximately $131,000 in originating bank fees and accrued interest paid to originating banks (Webbank and Doral Bank FSB NY) during the year ending June 30, 2006. For the six months ending June 30, 2005, the Company had incurred approximately $10,000 in originating bank fees and accrued interest paid to Webbank.

The Company did not have a credit facility or loan program agreement (originating bank) for the year ended December 31, 2004, when facility interest and origination bank costs were $0 for the year.

Provision for loan losses (bad debt expenses) - As of June 30, 2006, the Company established a loan loss reserve of approximately $815,000 based upon a review of the Company’s alternative private student loans that are in repayment and extrapolating those default, delinquency, and recovery experiences to both currently serviced and deferred loans in its alternative private student loan portfolio. As of June 30, 2005, the Company had no experience with defaults, delinquencies, or recoveries that would support a provision for loan losses on its $158K alternative private student loan portfolio.

Referral marketing costs - As of June 30, 2006, the Company had incurred approximately $372,000 in referral marketing costs paid to third parties for referring student loan borrowers to the Company to fund in alternative private student loans or to refer to other lenders for other student loan product funding. This increased from approximately $190,000 in referral marketing costs paid to third parties in the six months ending June 30, 2005, which were exclusively for student loan borrowers that the Company referred to other lenders for consolidation student loan funding.

Operating expenses - Operating expenses increased to approximately $24.2M for the year ending June 30, 2006 from approximately $4.1M for the six months ending June 30, 2005.

Stock-based compensation accounted for $7.8M of the approximately $22.8M in total operating expenses that the Company incurred for the year ending June 30, 2006. This resulted from the Company’s compliance with FAS 123R.

Salaries and benefits increased approximately $3.6M for the year ending June 30, 2006 from the six months ending June 30, 2005 as a result of the Company’s increased student loan originations.

Advertising costs increased approximately $4.3M for the year ending June 30, 2006 from the six months ending June 30, 2005 as a result of the Company’s expanding presence in the marketplace.

Amortization of deferred financing fees accounted for $1.8M in total operating expenses for the year ending June 30, 2006. These costs resulted from the Company’s student loan credit facilities with Nomura Credit and Capital and Merrill Lynch Bank USA.

Operating expense increased to approximately $4.1M for the six months ending June 30, 2005 from approximately $1.9M for the year ended December 31, 2004.

Salaries and benefits increased approximately $1.4M for the six months ending June 30, 2005 from the year ending December 31, 2004 as a result of the Company’s initial hiring.

Legal fees increased approximately $315K for the six months ending June 30, 2005 from the year ending December 31, 2004 resulting from the increased legal fees to close the Nomura credit facility.

Financial Condition, Liquidity and Capital Resources

Our liquidity requirements have consisted, and we expect that they will continue to consist, of capital expenditures, working capital, facility interest expenses, sales and marketing expenses, and general corporate expenses.

We expect to continue to leverage our credit facilities with Merrill Lynch and Nomura to provide the Company the funding required to originate future alternative private student loans.

Cash and Cash Equivalents
As of June 30, 2006, the Company had cash of $20,874,934. As of June 30, 2005, the Company had cash of $6,894,522. The increase in cash and cash equivalents is primarily due to our Series B Preferred Convertible Stock Offering in February and May 2006. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s uninsured cash balances were approximately $19.8M and $6.8M respectively for the year ended June 30, 2006 and the six months ended June 30, 2005.

Property and Equipment, Net
As of June 30, 2006, the Company had net property and equipment of $537,131. As of June 30, 2005, the Company had net property and equipment of $273,073. The increase of $264,058 in net equipment was related to our increase in general and corporate staff, sales and marketing staff, and operations staff.

Other Prepaid Expenses
We had other prepaid expense of $388,477 at June 30, 2006 compared to $133,540 at June 30, 2005. The increase in other prepaid expense was primarily due prepaid expenses for the Achiever Fund I LLC affiliate - $86,500.

Other Assets
We had other assets of $686,321 at June 30, 2006 and $570,783 at June 30, 2005. The increase in other assets is primarily due to $259,293 in net deferred financing fees, $120,000 in investment in Achiever Fund I LLC, $98,960 in net intangible assets, reduced by decrease in security deposits of $362,715.

Accounts Payable and Accrued Expenses
We had accounts payable of $1,410,865, accrued expenses of $870,571, and accrued payroll of $161,609 at June 30, 2006 and $577,478 in accounts payable, accrued expenses of $170,775, and accrued payroll of $225,644 at June 30, 2005. The increase in accounts payable is due to approximately $600K in increased marketing payables. The increase in accrued expenses from June 30, 2005 to June 30, 2006 is due to approximately $600K in accrued Series B Convertible Preferred dividends, which are payable in additional shares of Series B Convertible Preferred stock.

Contractual Obligations and Commercial Commitments

Contractual Obligations

	TOTAL	Current	1-3yrs	>3Yrs
Long Term Debt	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0
Operating Leases	$1.5M	$557K	$996K	$0
Unconditional Purchase Obligations	$0	$0	$0	$0
Other Long-Term Obligations	$0	$0	$0	$0
TOTAL Contractual Cash Obligations	$1.5M	$557K	$996K	$0

The Company leases office and other corporate space under leases with terms between one and four years. Monthly payments under the current leases range between $1,525 and $31,860. The Company is required to pay its pro-rata share of costs relating to certain of the leased facilities. Amounts listed above include only the contractually obligated portions of these operating leases.

Commercial Commitments

	TOTAL	Current	1-3yrs	>3yrs
Lines of Credit	$36.6M	$0	$36.6M	$0
Standby Letters of Credit	$0	$0	$0	$0
Guarantees	$0	$0	$0	$0
Standby Repurchase Obligations	$0	$0	$0	$0
Other Commercial Commitments	$806K	$806K	$0	$0
TOTAL Commercial Commitments	$37.4M	$806K	$36.6M	$0

The Company has a $165M three-year credit facility to collateralize its alternative private student loans with Nomura Credit and Capital (Nomura) and a $175M one-year credit facility with Merrill Lynch Bank USA (Merrill), terms of both facilities are described in Part I, Item 1 of this annual report 10-KSB. At June 30, 2006, the Company has approximately $18,730,000 advanced on the Nomura Credit and Capital credit facility and approximately $17,864,000 advanced on the Merrill Lynch Bank US credit facility.

The Company’s subsidiaries MRU Lending, Inc. and MRU Funding SPV, Inc. have loan sale agreements with Doral Bank Federal Savings Bank New York (Doral Bank). At June 30, 2006, the Company had total commitments to Doral Bank of approximately $806K.

Our Plan Of Operations For The Next Twelve Months
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

Our long-term liquidity will depend on the Company’s ability to execute on our business plan and to commercialize our financial products and services.

The Company is focused on generating private student loan volume from its two primary volume channels: direct to consumer and third-party referral marketing partners. In the direct to consumer channel, the Company is actively focusing on leveraging its marketing message and evaluating the mediums in which it communicates its message. In the third-party referral marketing partner channel, the Company is working with existing referral marketing partners to train partner staffs and implement processes and systems to enable referral marketing partners’ customers to easily connect to the Company’s products.

Operationally, the Company is seeking continuous improvements in its internal processes and systems to shorten the time frame from when a customer initiates a credit request to when the Company disburses the approved loan. The Company continues to attempt to better understand the Company’s customer service experience so that prospective and current borrowers can more easily understand the terms and conditions of the Company’s products versus the Company’s competitors and easily comply with the Company’s information requests required to underwrite their credit requested.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2006, the Company’s MRU Universal Guarantee Agency, Inc. (MRUG) subsidiary has no outstanding commitments under the credit line provided by the commitment letter MRUG received from Universal Finanz Holding AG on October 25, 2004.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

The Company’s Management Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this annual report.

Item 7. Financial Statements.

The financial statements and related financial statement schedule are included herein and filed as a part of this report. See Index on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

On August 9, 2006, the Securities and Exchange Commission (SEC) announced an extension for compliance for non-accelerated filers for the Section 404 internal control requirements of the Sarbanes-Oxley Act 0f 2002. In order to permit non-accelerated filers and their auditors to have the benefit of the management guidance that the SEC intends to issue, and to have the opportunity to evaluate and implement the revisions that the Public Company Accounting Oversight Board (PCAOB) plans to make to Auditing Standard Number 2, An Audit of Internal Controls Over Financial Reporting performed in Conjunction with an Audit of Financial Statements, the SEC expects to issue a short postponement of the effective date of the SEC’s rules implementing Section 404 for non-accelerated filers. It is anticipated that any such postponement would nonetheless require all filers to comply with the management assessment required by Section 404(a) of Sarbanes-Oxley for fiscal years beginning on or after December 16, 2006. As the Company is a non-accelerated filer for purposes of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the Company at present will be required to be compliant with Section 404 for the fiscal year beginning July 1, 2007 and ending June 30, 2008.

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

Item 8B. Other Information

None
PART III

Item 9. Directors and Executive Officers.

Set forth below is certain information regarding our directors, executive officers, key personnel, and members of our advisory board. Our directors are elected annually.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Positions Held and Principal Occupations During the Past Five Years

Edwin J. McGuinn, Jr.	55
Chairman and Chief Executive Officer - In addition to his duties at MRU, Mr. McGuinn is also the President of eLOT, Inc and its subsidiary interest eLottery.com (formerly known as Executone, Inc), a telephony services and e-commerce provider for the governmental lottery industry. Prior to joining eLOT, Mr. McGuinn was President and CEO of Automated Trading Systems, Inc. (LimiTrader.com), an institutional electronic trading system for new issue and secondary corporate bonds. From 1992 to 1997, Mr. McGuinn was Senior Managing Director and Head of the Equity Products for Rodman & Renshaw and Mabon Securities specializing in mid-cap research and corporate finance for consumer services, specialty finance, health care and technology companies. From 1981 to 1992, Mr. McGuinn was a managing director and member of Lehman Brothers Fixed Income Operating Committee. While at Lehman Brothers, Mr. McGuinn was responsible for developing Lehman’s global presence in U.S. fixed income arbitrage and international fixed income trading, sales and research. During 1973 to 1981, Mr. McGuinn was a Senior Manager with Ernst & Young in the audit and management consulting divisions. Mr. McGuinn sits on the advisory board of a venture capital company, and the board of directors of eLot, Inc. and Enigma Software Group, Inc., a New York City based public company developer of software and Internet-based systems. Mr. McGuinn received a Bachelor of Arts in Mathematics and Economics from Colgate University and a Master of Science in Accounting from New York University. He holds NASD Series 7, 8, and 24 licenses along with a Certified Public Accounting license from the State of New York (inactive). Mr. McGuinn has served on our Board since July 8, 2004.

Raza Khan	29
Co-Founder, President and Director - Prior to MRU, Mr. Khan co-founded Silk Road Interactive, a consulting company advising clients on business and financial strategy, brand development and marketing, and technology. Mr. Khan worked with clients such as Sony Music, the White House Historical Association, Computers4Sure, Blades Board Skate, and RMH, a subsidiary of Advanta, among others. Mr. Khan has collaborated on the development of various innovations in the financial services sector including the development of human capital based investment instruments for which he has been cited in numerous articles and news segments including the Financial Times and CNN. He has lectured at the CATO Institute and the Harvard Business Club regarding investing in human capital. Mr. Khan attended New York University. Mr. Khan has served on our Board since July 8, 2004.

Name	Age	Positions Held and Principal Occupations During the Past Five Years

Vishal Garg	28
Co-Founder, Chief Financial Officer, and Director - Prior to MRU, Mr. Garg was a Founder & Managing Partner at 1/0 Capital LLC and Schwendiman Technology Partners LLC - hedge funds focused on investments in emerging markets with approximately $125 million in combined firm assets. At Schwendiman, Mr. Garg managed a group of funds focused on emerging markets for large clients such as Bank Julius Baer, Credit Suisse Group, Republic National Bank/HSBC, Pictet & Cie., among others. In addition, he was the portfolio manager for a $15 million frontier markets managed account for Goldman Sachs Commodities Corp. Prior to 1/0 and Schwendiman, Mr. Garg was with Morgan Stanley in the Latin America Investment Banking and M&A groups with a focus on telecom, technology and media companies. Prior to Morgan Stanley, he was with VZB Partners, as the Asia Pacific Portfolio Manager for the Strategos Fund, managing an investment portfolio of approximately $50 million, and co-managing a $10 million managed account for Rockefeller & Co. Mr. Garg graduated Beta Gamma Sigma with highest honors from the Stern School of Business at New York University. Mr. Garg has served on our Board since July 8, 2004.

Richmond T. Fisher	48
Director - Mr. Fisher is the Co-Founder and the Managing Director of RaceRock Capital Partners, LLC, a closely held private equity firm located in Stamford Connecticut that provides expansion and acquisition capital to growth companies. Prior to joining RaceRock Capital Partners, Mr. Fisher was Founder and Managing Partner of Race Point Partners, LLC, a specialized business consulting firm serving private equity, venture capital, banks, and other organizations in need of specialized executive skills in the area of risk assessment, stressed ands distressed portfolio assessment, interim executive leadership and business turnaround. Prior to founding Race Point Partners, Mr. Fisher was Senior Vice President of Global Sales with Standard and Poors Investment Services and a member of their senior operating committee from January 2000 through April 2002. In addition, Mr. Fisher Held the position of President and Chief Executive Officer at Standard and Poors Securities, Inc. in 1998 and 1999. Mr. Fisher currently holds NASD Series 7, 24 and 63 licenses. Mr. Fisher has served on our Board since March 22, 2005.

C. David Bushley	63
Director - Previously, Mr. Bushley was the Senior Vice President, Human Resources for Mellon Financial Corporation and was formerly on the Board of Directors at Education Lending Group, Inc. Prior to joining Mellon Financial Corp., Mr. Bushley served as Financial Services Industry National Practice Leader, Compensation Consulting, for PriceWaterhouseCoopers, the Senior Vice President and Chief Financial Officer of Amdura Corporation and as the Senior Vice President and the Chief Lending Officer for Mortgage Banking at the Dime Savings Bank. Prior to this, Mr. Bushley spent 9 years with Merrill Lynch & Co. where he held a variety of senior management positions, including the position of President of Merrill Lynch Mortgage Company. Mr. Bushley has served on our Board since July 8, 2005.

Name	Age	Positions Held and Principal Occupations During the Past Five Years

Andrew Mathieson	43
Director -  Mr. Mathieson is President and Founder of Fintura Corporation. Previously, Mathieson was a Managing Director of InfiStar Corporation of Atlanta, Georgia and also served as a Director of InfiCorp Holdings, Inc., the parent corporation of InfiStar and InfiBank, N.A, and a wholly owned subsidiary of First National of Nebraska, Inc. Prior to joining InfiStar in September 1994, Mr. Mathieson was the founder and Principal of Mathieson Consulting, a strategy and general management consultancy based in Chicago. In that position, he assisted First Data Corporation with a number of projects, including the development of its three-year strategic plan. Prior to launching Mathieson Consulting, Mr. Mathieson was the director of Blue Cross and Blue Shield Association's national consulting practice. He has also worked for The Graycon Group, United Airlines and Citicorp Diners Club. Mr. Mathieson holds an MBA from the University of Chicago with a double specialization in marketing and business economics and an undergraduate degree from the University of Michigan. Mr. Mathieson has served on our Board since January 25, 2006.

Michael M. Brown	34
Director - A partner at Battery Ventures, which he joined in 1998, Mr. Brown is a member of the board of directors at the following companies: Fingerhut Direct Marketing, OutlookSoft Corporation and TradeKing. In addition, Mr. Brown has been actively involved with Battery's investments in ChemConnect, The London International Financial Futures and Options Exchange (acquired by Euronext) and Pedestal, Inc. From 1996 to 1998, Mr. Brown was a member of the High Technology Group at Goldman, Sachs & Co., where he worked on a variety of debt and equity financings and merger and acquisition assignments. Prior to joining the High Technology Group, he was a Financial Analyst within Goldman's Financial Institutions Group. Mr. Brown graduated magna cum laude from Georgetown University with a BS in Finance and International Business. Mr. Brown has served on our Board since February 24, 2006.

Sunil Dhaliwal	30
Director - A partner at Battery Ventures, which he joined in 1998, Mr. Dhaliwal is currently a board member at Netezza Corporation, and a board observer at CipherTrust, Inc. Mr. Dhaliwal previously served as a director or board observer at Storigen Systems (acquired by EMC), @Stake (acquired by Symantec), and Storability Software (acquired by StorageTek). Mr. Dhaliwal has also been involved with other Battery investments including Cbeyond Communications and Akara (acquired by Ciena). Prior to joining Battery, Mr. Dhaliwal worked in the High Technology Group at Alex Brown & Sons, Inc. where he executed numerous equity financings, and mergers & acquisitions in the communications and software industries. Mr. Dhaliwal graduated from Georgetown University with a BS in Finance and International Business. Mr. Dhaliwal has served on our Board since February 24, 2006.

KEY PERSONNEL

Name	Age	Position
Jonathan R. Strong	51	Chief Technology Officer
Randy L. Rasmussen	41	Managing Director of Finance & Controller
Walter B. Balmas	39	Senior Vice President of School Channel Marketing
Jason M. Hare	32	Vice President, Capital Markets
Phillip J. Sbrochi	57	Special Securitization Advisor

Jonathan R. Strong, Chief Technology Officer - Prior to joining MRU, Mr. Strong was President of The Strong Group, Inc., Director of Management Consulting for DMR Group, Projects Director for CAP Gemini, Senior Management Consultant at Touche Ross and Systems Manager for RCA’s Corporate Controller. Mr. Strong holds an MBA in management and finance from Drexel University, a Masters in Psychoanalysis from the Philadelphia School of Psychoanalysis and a Bachelors in Psychology from the University of Pennsylvania where he was named, “Benjamin Franklin National Scholar

Randy L. Rasmussen, Managing Director of Finance & Controller - From May 2001 to joining the Company, Mr. Rasmussen held the position of Controller for several New York based private companies including Waterfront Media, Inc., a venture-stage Internet media company, and venture-stage software companies CapitalThinking, Inc. (acquired by CapitalStream, Inc.) and NeoVision Hypersystems, Inc. (since acquired by SS&C Technologies). Prior to that time, Mr. Rasmussen was Director of Finance and Administration for Always-On Inc. (since acquired by Veracicom Inc.), a venture stage Internet applications service provider. Mr. Rasmussen has progressive financial experience from The Associated Press, Knight-Ridder, Roadway Express and KPMG. Mr. Rasmussen has a BSBA in Accounting and Finance from Creighton University and an MBA from the University of Pittsburgh. Additionally, Mr. Rasmussen is an inactive Certified Public Accountant from the State of Pennsylvania.

Walter B. Balmas, Senior Vice President of School Channel Marketing - Prior to MRU Holdings, Inc., Mr. Balmas was the Director of Loan Origination at Allstudent, a leading federal student loan company in California.  Mr. Balmas managed all aspects of origination and servicing, helping to grow Allstudent to over $200M in originations with a portfolio of over $1B in loans. Prior to Allstudent, Mr. Balmas was a Project Manager at ACS; Assistant Director of Financial Aid at the University of Southern California, one of the largest private loan originating schools in the United States; and was the Vice President of Lending at the University of Southern California Federal Credit Union, which he grew from zero to over $50 million in originations within a two year period. Mr. Balmas has a BA from the University of Southern California.

Jason Hare, Vice President of Capital Markets - Prior to MRU Holdings Inc., Mr. Hare was an Assistant Vice-President in the Asset Finance Group at Financial Security Assurance (“FSA”). Mr. Hare was responsible for originating, underwriting, and structuring domestic asset-backed securitizations and lending facilities, primarily for consumer receivables. While in the Asset Finance Group, Mr. Hare was responsible for underwriting approximately $10 billion of sub-prime and near-prime auto receivables. He also participated in underwriting $500 million of other assets including small-medium size ticket equipment leases, manufactured housing, and credit cards. Mr. Hare was also responsible for managing the relationships among FSA, issuers, bankers, and rating agencies. Prior to joining the Asset Finance Group, Mr. Hare served a member of a group that supported the Asset Finance Group through monthly monitoring and reporting of transaction performance. Mr. Hare has a Bachelors Degree in Finance from Boston College and an MBA from Fordham University.

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

Advisory Board

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

CODE OF ETHICS

We have adopted a Code of Ethics which applies to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and other senior financial staff and embodies principles to which such officers are expected to adhere and advocate.  These tenets for ethical business conduct encompass rules regarding individual and peer responsibilities, as well as responsibilities to the Company’s employees, the public and other stockholders.  Our Code of Ethics is available at the Company’s website at www.MRUHoldings.com.

We will continue to review and, when appropriate, take additional steps in the future to continue to strengthen and develop our corporate governance practices to ensure that we are focused on the long-term benefit of our stockholders.

BOARD OF DIRECTORS

Communications with the Board of Directors. The Board has established a process for stockholders to communicate questions or concerns about the Company directly to the Board. Such communications may be confidential or anonymous and may be submitted in writing to the Company’s Corporate Secretary, Louis W. Zehil, at 1345 Avenue of the Americas, New York, New York 10105.

Compensation of Directors. The Company reimburses independent directors for their reasonable out-of-pocket expenses related to attending meetings of the Board. Management directors do not receive any compensation for their services as directors other than the compensation they receive as our officers.

Committees. The Board has established three standing committees comprised entirely of independent directors and has adopted written charters for each of these committees. Charters for each standing committee are available at the Company’s website at www.mruholdings.com.

Audit Committee and Audit Committee Financial Expert. The Audit Committee was established on May 11, 2005 and is primarily concerned with the integrity of the Company’s financial statements, compliance with legal and regulatory requirements, independence and qualifications of our independent auditor and performance of the company’s internal audit function. The Audit Committee is chaired by Mr. Fisher who the Board has determined is an “audit committee financial expert” and “independent” as defined under applicable rules of the Securities and Exchange Commission. The Audit Committee met four times in fiscal year 2006.

Nominating Committee. The Nominating Committee was established on July 21, 2005 and is responsible for the establishing criteria for director nominees and identifying qualified individuals for nomination as director nominees, annual reviews of director compensation and benefits, oversight of annual self-evaluations of the Board and its committees as well as director performance and Board dynamics. The Nominating Committee makes recommendations to the entire board concerning the structure and membership of the Board and its committees. The Nominating Committee will consider stockholder recommendations for director nominees which should be sent to the Nominating Committee c/o our Corporate Secretary, Louis W. Zehil, at 1345 Avenue of the Americas, New York, New York 10105. Mr. Brown is the Chairman of the Nominating Committee. The Nominating Committee met once in fiscal year 2006.

Compensation Committee. The Compensation Committee was established on July 21, 2005 and is responsible for reviewing and approving executive compensation and monitoring management resources, structure, succession planning, development, selection process and performance of key executives. The Compensation Committee administers the Company’s equity compensation plans. The Chairman of the Compensation Committee is Mr. Bushley. The Compensation Committee met two times in fiscal year 2006.

Procedure for the Consideration of Board Candidates Submitted by Stockholders. The Board of Directors has adopted procedures for the submission of director nominees by stockholders for consideration by the Board. If a determination is made that an additional director is required, the Board will consider nominees submitted by the Company’s stockholders. Stockholders can submit qualified names of nominees for director by writing to our Corporate Secretary, Louis W. Zehil at 1345 Avenue of the Americas, New York, New York 10105. For such nominee to be considered, the nomination must be received by the Corporate Secretary not less than ninety (90) days prior to the date of the Company’s proxy materials for the preceding year’s annual meeting and the nomination must include the following information:

•
the name and address of the proposing stockholder as it appears on the Company’s books and the number of shares of Common Stock that are owned beneficially by such stockholder (if the stockholder is not a holder of record appropriate evidence of the stockholder’s ownership must be submitted with the nomination);

•	the name, address and contact information of the nominee;

•	a statement of the nominee’ business and educational experience;

•	detailed information about any relationship or understanding between the proposing stockholder and the nominee or any other stockholder or group of stockholders; and

•	a statement that the nominee is willing to be considered and willing to serve as a director if nominated and elected.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Exchange Act requires our executive officers and directors, and any persons owning more than 10 percent of a class of our stock, to file certain reports on ownership and changes in ownership with the SEC. We believe that during fiscal year 2006 our executive officers and directors filed on a timely basis all reports required by Section 16(a) of the Exchange Act relating to transactions involving our equity securities beneficially owned by them. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5 provided to us and the written representation of our directors, officers and 10 percent shareholders.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table summarizes the annual compensation paid to the Company’ named executive officers for the years ending June 30, 2006, June 30, 2005, and December 31, 2004:

Name and Position	Year	Annual Salary	Bonus	Securities Underlying Options/SARs (#)

Ed McGuinn	2006	$213,333	$125,000	450,000
Chief Executive Officer	2005	$183,500	$100,000	410,000
	2004	--	--	--

Raza Khan	2006	$197,875	$125,000	700,000
President	2005	$168,313	$100,000	300,000
	2004	$34,475	--	--

Vishal Garg	2006	$197,875	$125,000	700,000
Executive Vice President and	2005	$168,313	$100,000	300,000
Chief Financial Officer	2004	$34,475	--	--

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name and Position	No. of Securities Underlying Options	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Of Base Price ($/SH)	Expiration Date
Edwin J. McGuinn Chief Executive Officer	450,000	14.67%	$3.83	1/25/2016
Raza Khan President	700,000	22.82%	$3.15	9/20/2015
Vishal Garg Chief Financial Officer	700,000	22.82%	$3.15	9/20/2015

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR

Our named executive officers exercised no stock options in fiscal year 2006.

EMPLOYMENT AGREEMENTS

We have entered into an executive employment agreement with our Chairman and CEO, Edwin J. McGuinn, Jr. The employment agreement provides for an initial annual base salary of $200,000. The agreement provides for a minimum annual increase in base salary of 10% and additional increases at the discretion of the Board of Directors. The employment agreement also provides for a minimum annual performance-based bonus of $50,000 and bonuses in excess thereof at the discretion of the Board of Directors. Under the agreement, Mr. McGuinn will also receive options to purchase up to 410,000 shares of our common stock made available under our 2004 Omnibus Incentive Plan (the “Plan”), which vest quarterly and become fully exercisable on November 1, 2005. Subsequent grants of stock options shall vest and be exercisable pursuant to the terms and conditions of the Plan. The exercise price of the 410,000 options will be $1.60 per share and the exercise price of any future option will be the fair market value of our common stock on the date such options are granted. Under the agreement, the Company is required to grant Mr. McGuinn 250,000 options at an exercise price of $3.00 per share, 25% of which vest and become exercisable on the grant date and an additional 12.5% vesting and becoming exercisable on the first day of each quarter thereafter, if the Company increases the number of shares of Common Stock available under the Plan.

Mr. McGuinn’s employment agreement expires on November 11, 2007, subject to extension or earlier termination. The agreement provides that if Mr. McGuinn is terminated by us without cause or if he terminates his employment agreement for good reason, he will be entitled to his base salary, guaranteed bonus and all health and benefits coverage until the expiration date of his employment agreement, plus one year of severance pay. At the election of Mr. McGuinn, in the event of such termination, his base salary and guaranteed bonus is payable by the Company within 45 days after his last day of employment. Additionally, all stock options granted to him will immediately vest.

Under the agreement, good reason includes any of the following occurring without the consent of Mr. McGuinn: an adverse change resulting in a diminution in his duties and responsibilities; an adverse change in his title; a change in control of the Company, or a significant relocation of the Company’s office. His employment agreement prohibits Mr. McGuinn from competing with us, or soliciting our customers or employees, in the United States for a period of two years from the date of their termination of employment.

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

Under the agreements, good reason includes any of the following occurring without the consent of the executive: an adverse change resulting in a diminution in the executive’s duties and responsibilities; an adverse change in the executive’s title; or a change in control of the Company. Each employment agreement prohibits Messrs. Garg and Khan from competing with us, or soliciting our customers or employees, in the United States for a period of one year from the date of their termination of employment.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock on a diluted basis including the exercise of all options and warrants as of June 30, 2006 by (i) each person who, to our knowledge, beneficially owns, or upon completion of the Offering will beneficially own, more than 5% of our Common Stock; (ii) each of our directors and executive officers of the Company; and (iii) all of our executive officers and directors as a group:

Name of Beneficial Owner	Amount (1)	Percent of Class
Edwin J. McGuinn, Jr.(2)	688,484	3.79%
Raza Khan(3)	4,002,216	20.95%
Vishal Garg(4)	3,981,376	20.83%
Richmond T. Fisher	50,000	0.28%
C. David Bushley	51,250	0.29%
Andrew Mathieson	65,000	0.37%
Michael Brown	55,000	0.31%
Sunil Dhaliwal	40,000	0.23%
Y&S Nazerian Revocable Trust (5)	1,565,909	8.88%
Nomura Credit & Capital, Inc. (6)	6,545,004	27.11%
All directors and named executive officers as a group	8,933,326	42.20%

(1)
Beneficial ownership is calculated based on 17,593,565 shares of common stock issued and outstanding as of June 30, 2006. Beneficial ownership is determined in accordance with Rule 13d-3 of the SEC. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of June 30, 2006. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable.

(2)	Includes 8,845 shares of Common Stock underlying warrants and 542,814 shares of Common Stock underlying options exercisable within 60 days of June 30, 2006.
(3)	Includes 858,006 shares of Common Stock underlying warrants and 650,000 shares of Common Stock underlying options exercisable within 60 days of June 30, 2006.
(4)	Includes 865,586 shares of Common Stock underlying warrants and 650,000 shares of Common Stock underlying options exercisable within 60 days of June 30, 2006.
(5)	Includes 36,000 shares of Common Stock underlying warrants exercisable within 60 days of June 30, 2006.
(6)	Includes 6,545,004 shares of Common Stock underlying warrants exercisable within 60 days of June 30, 2006.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of June 30, 2006, the number of securities outstanding under the Company’s stock option plan, the weighted average exercise price of such options, and the number of options available for grant under such plan:

	(a) Number of securities to be issued on exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	2,838,553	$2.77	1,596,513
Equity compensation plans non approved by security holders	--	--	--
Totals	2,838,553	$2.77	1,596,513

Item 12. Certain Relationships and Related Transactions.

The obligations of the Company under the ISID Finance of America, Inc. Sublease are guaranteed by, Edwin McGuinn, the Company’s Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the Sub-landlord~~.~~.

Item 13. Exhibits.

(a)  The following exhibits are to be filed as part of this report:

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
3.1	Certificate of Incorporation	Exhibit 3.1 to Company’s Registration Statement on Form SB-2 (No. 333-67222)
3.2	Certificate of Amendment to the Certificate of Incorporation	Exhibit 3.1 to Company's Form 8-K dated March 7, 2003
3.3	Certificate of Designation	Exhibit 4.1 to Company’s Current Report on Form 8-K filed on February 10, 2005 (No. 001-33487)
3.4	By-laws	Exhibit 3.2 to Company’s Registration Statement on Form SB-2 (File No. 333-67222)
4	2004 Ominibus Incentive Plan	Exhibit 4(c) to Company’s Registration Statement on Form SB-2 filed on August 24, 2004
10.1	Credit Agreement between MRU Lending, Inc. and Nomura Credit & Capital, Inc., dated February 4, 2005	Exhibit 10.1 to Company’s Registration Statement on Form SB-2 filed on March 22, 2005
10.2	Employment Agreement dated November 17, 2004 between the Company and Edwin J. McGuinn, Jr.	Exhibit 10 to Company’s Pre-Effective Amendment No. 1 to Form SB-2 filed on November 18, 2004
10.3	Loan Program Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY, FSB	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on July 29, 2005.
10.4	Loan Sale Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY, FSB	Exhibit 10.2 on Company’s Current Report on Form 8-K filed on July 29, 2005.
10.5	Sublease between ISID Finance of America, Inc. and MRU Holdings, Inc. dated April 26, 2005	Exhibit 10.1 to Company’s Current Report on From 8-K filed on May 18, 2005.
10.6	Guaranty of Edwin McGuinn in favor of ISID Finance of America, Inc. dated April 26, 2005	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on May 18, 2005.
10.7	Consent to Sublease of 1114 Trizechahn-Swig, L.L.C.	Exhibit 10.3 to Company’s Current Report on Form 8-K filed on May 18, 2005.
14	Code of Ethics	Exhibit 14 to Company’s Annual Report on Form 10-KSB filed on March 22, 2005 (File No. 000-33487)
21	Subsidiaries of the Company	Exhibit 21 to Company’s Annual Report on Form 10-KSB filed on March 22, 2005 (File No. 000-33487)
23	Consent of Bagell, Josephs & Company, LLC	Exhibit 23(a) to Company’s Annual Report on Form 10-KSB filed on March 22, 2005 (File No. 000-33487)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
32	Section 1350 Certifications*
________________
* filed herewith

Item 14. Principal Accountant Fees and Services

Bagell, Josephs, Levine & Company, L.L.C. was the independent registered public accounting firm that audited the Company’s financial statements for the fiscal years ending June 30, 2006 and June 30, 2005. The aggregate fees billed by Bagell, Josephs, Levine& Company in connection with audit and non-audit services rendered for fiscal years 2006 and 2005 are as follows:

	Fiscal Year 2006	Fiscal Year 2005
Audit Fees[1]	$96,719	$80,008
Audit-related Fees[2]	$0	$0
Tax Fees[3]	$0	$0
All Other Fees[4]	$0	$0
TOTAL	$96,719	$80,008

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on September 28, 2006.

MRU HOLDINGS, INC.

/s/ Edwin J. McGuinn, Jr.
By: Edwin J. McGuinn, Jr.
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: September 28, 2006	/s/ Edwin J. McGuinn, Jr.
By: Edwin J. McGuinn, Jr.
Its: Chief Executive Officer and Director

Date: September 28, 2006	/s/ Vishal Garg
By: Vishal Garg
Its: Chief Financial Officer and Director

Date: September 28, 2006	/s/ Raza Khan
By: Raza Khan
Its: President and Director

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
3.1	Certificate of Incorporation	Exhibit 3.1 to Company’s Registration Statement on Form SB-2 (No. 333-67222)
3.2	Certificate of Amendment to the Certificate of Incorporation	Exhibit 3.1 to Company's Form 8-K dated March 7, 2003
3.3	Certificate of Designation	Exhibit 4.1 to Company’s Current Report on Form 8-K filed on February 10, 2005 (No. 001-33487)
3.4	By-laws	Exhibit 3.2 to Company’s Registration Statement on Form SB-2 (File No. 333-67222)
4	2004 Ominibus Incentive Plan	Exhibit 4(c) to Company’s Registration Statement on Form SB-2 filed on August 24, 2004
10.1	Credit Agreement between MRU Lending, Inc. and Nomura Credit & Capital, Inc., dated February 4, 2005	Exhibit 10.1 to Company’s Registration Statement on Form SB-2 filed on March 22, 2005
10.2	Employment Agreement dated November 17, 2004 between the Company and Edwin J. McGuinn, Jr.	Exhibit 10 to Company’s Pre-Effective Amendment No. 1 to Form SB-2 filed on November 18, 2004
10.3	Loan Program Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY, FSB	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on July 29, 2005.
10.4	Loan Sale Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY, FSB	Exhibit 10.2 on Company’s Current Report on Form 8-K filed on July 29, 2005.
10.5	Sublease between ISID Finance of America, Inc. and MRU Holdings, Inc. dated April 26, 2005	Exhibit 10.1 to Company’s Current Report on From 8-K filed on May 18, 2005.
10.6	Guaranty of Edwin McGuinn in favor of ISID Finance of America, Inc. dated April 26, 2005	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on May 18, 2005.
10.7	Consent to Sublease of 1114 Trizechahn-Swig, L.L.C.	Exhibit 10.3 to Company’s Current Report on Form 8-K filed on May 18, 2005.
14	Code of Ethics	Exhibit 14 to Company’s Annual Report on Form 10-KSB filed on March 22, 2005 (File No. 000-33487)
21	Subsidiaries of the Company	Exhibit 21 to Company’s Annual Report on Form 10-KSB filed on March 22, 2005 (File No. 000-33487)
23	Consent of Bagell, Josephs & Company, LLC	Exhibit 23(a) to Company’s Annual Report on Form 10-KSB filed on March 22, 2005 (File No. 000-33487)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
32	Section 1350 Certifications*
________________
* filed herewith

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
MRU Holdings, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of MRU Holdings, Inc. and Subsidiaries (the “Company) as of June 30, 2006 and 2005 and the related consolidated statements of operations, consolidated changes in stockholders’ equity (deficit), and consolidated cash flows for the year ended June 30, 2006, the six months ended June 30, 2005 and the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRU Holdings, Inc. and Subsidiaries as of June 30, 2006 and 2005 and the results of their consolidated operations, changes in stockholders’ equity (deficit) and cash flows for the year ended June 30, 2006, the six months ended June 30, 2005 and the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
September 28, 2006

MEMBER OF:
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
CENTER FOR PUBLIC COMPANY AUDIT FIRMS (CPCAF)
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA STATE BOARD OF ACCOUNTANCY

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AUDITED BALANCE SHEETS
JUNE 30, 2006 AND JUNE 30, 2005

ASSETS

	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$20,874,934	$6,894,522
Accounts receivable	4,167	20,246
Student loans receivable, net of allowance, held for sale	38,749,736	158,479
Collateral deposit - student loans	0	250,000
Prepaid expenses and other current assets	388,477	133,540

Total Current Assets	60,017,314	7,456,787

Fixed assets, net of depreciation	537,131	273,073

OTHER ASSETS:
Security deposits	30,248	392,963
Intangible assets, net of amortization	98,960	0
Investment in Achiever Fund I, LLC	120,000	0
Deferred financing fees, net of amortization	1,930,854	177,820

Total Other Assets	2,180,062	570,783

TOTAL ASSETS	$62,734,507	$8,300,643

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,410,865	$577,478
Accrued expenses	870,571	170,775
Accrued payroll	161,609	225,644
Notes payable - Doral Bank	806,182	0
Notes payable - Merrill Lynch	17,863,560	0

Total Current Liabilities	21,112,787	973,897

LONG-TERM LIABILITIES:
Notes payable - Nomura Credit & Capital	18,732,264	0
Deferred origination fee revenue	1,327,273	7,388

Total Long-term Liabilities	20,059,537	7,388

Total Liabilities	41,172,324	981,285

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $.001 par value; 25,000,000 shares authorized
0 and 3,250,006 shares issued and outstanding as of 06/30/2006 and 06/30/2005	0	3,250
Preferred Stock, Series B, $.001 par value; 25,000,000 shares authorized
7,631,580 and 0 shares issued and outstanding as of 06/30/2006 and 06/30/2005	7,632	0
Common Stock, $.001 par value; 200,000,000 shares authorized, 17,593,565 and
13,664,502 issued and outstanding as of 06/30/2006 and 06/30/2005	17,593	13,664
Additional paid-in capital	35,775,538	6,426,066
Additional paid-in capital - options	7,518,079	0
Additional paid-in capital - warrants	10,369,549	7,382,068
Accumulated deficit	(32,126,208)	(6,505,690)

Total Stockholders' Equity (Deficit)	21,562,183	7,319,358

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$62,734,507	$8,300,643

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2006 (AUDITED), SIX MONTHS ENDED JUNE 30, 2005 (AUDITED), AND THE YEAR ENDED DECEMBER 31, 2004 (AUDITED)

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	($24,988,912)	($4,071,163)	($1,871,433)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,969,858	70,595	13,782
Increase in stock options outstanding	7,814,692	0	0
(Increase) in tax provision valuation stock options outstanding	(2,656,995)	0	0
Increase in allowance for uncollectible accounts/bad debt expense	814,631	0	0

Changes in assets and liabilities
Decrease/(Increase) in accounts receivable	16,079	(20,246)	0
Decrease/(increase) in collateral deposit - student loans	250,000	(250,000)	0
(Increase) in prepaid expenses and other current assets	(254,937)	41,016	(180,032)
Decrease/(increase) in security deposits	362,715	(386,938)	0
(Increase) in student loans receivable, held for sale	(39,405,888)	(158,479)	0
Increase in accounts payable and accrued expenses	1,039,897	165,584	458,482
(Decrease)/Increase in accrued payroll	(64,035)	225,644	0
Increase in deferred origination fee revenue	1,319,885	7,388	0

Total adjustments	(28,794,098)	(305,436)	292,232

Net cash (used in) operating activities	(53,783,010)	(4,376,599)	(1,579,201)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets and intangible assets	(573,977)	(247,867)	(70,409)
(Increase) in investment in Achiever Fund I LLC	(120,000)	0	0

Net cash (used in) investing activities	(693,977)	(247,867)	(70,409)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in advances - originating loan program agreements	37,624,454	0	0
(Decrease) due to repayments - originating loan program agreements	(36,818,272)	0	0
Increase in advances - Nomura Credit and Capital credit facility	19,286,667	0	0
(Decrease) due to repayments - Nomura Credit and Capital credit facility	(554,403)	0	0
Increase in advances - Merrill Lynch credit facility	17,920,204	0	0
(Decrease) due to repayments - Merrill Lynch credit facility	(56,644)	0	0
Proceeds from bridge loan	0	0	750,000
Proceeds from sale of stock and equity, net of expenses	0	0	2,548,438
Proceeds from conversion of warrants	406,356	107,760	0
Reduction in stock options outstanding due to exercise	(296,613)	0	0
Proceeds from conversion of options	646,500	0	0
Increase in deferred tax due to stock options outstanding	2,656,995	0	0
Costs associated with Series A convertible preferred issuance	0	(534,899)	0
Gross proceeds from sale of Series A convertible preferred issuance	0	10,503,750	0
(Increase) in deferred financing fees	(525,000)	(206,500)	0
Costs associated with Series B convertible preferred issuance	(832,845)	0	0
Gross proceeds from sale of Series B convertible preferred issuance	29,000,000	0	0

Net cash provided by financing activities	68,457,399	9,870,111	3,298,438

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,980,412	5,245,645	1,648,828

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,894,522	1,648,877	49

CASH AND CASH EQUIVALENTS - END OF PERIOD	$20,874,934	$6,894,522	$1,648,877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$23,501	$67,786	$67,786

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of common stock for conversion of bridge loan	$0	$0	$750,000

Issuance of preferred stock in conversion of dividends payable	$522,381	$0	$0

Accrued Series A and B stock dividends	$599,750	$121,086	$0

Issuance of warrants	$2,987,481	$7,382,068	$0

Preferred stock converted to common shares	$3,448	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2006 (AUDITED), SIX MONTHS ENDED JUNE 30, 2005 (AUDITED), AND YEAR ENDED DECEMBER 31, 2004 (AUDITED)

	Year	Six Months	Year
	Ended	Ended	Ended
	June 30,	June 30,	December 31,
	2006	2005	2004
	(Audited)	(Audited)	(Audited)

OPERATING REVENUE:
Referral income - consolidations	$0	$238,175	$0
Referral income - private student loans	1,889	881	8,177
Loan portfolio interest income - private loans	1,206,160	297	0
Origination fee revenue - private	9,526	0	0
Late payment fee revenue	494	0	0
License income	26,423	0	0

Total Operating Revenue	1,244,492	239,353	8,177

COST OF REVENUES
Referral marketing costs - consolidations	23,300	189,725	0
Referral marketing costs - private student loans	348,822	0	0
Facility interest and origination bank costs	1,078,202	10,185	0
Bad debt reserve	814,631	0	0
Consulting and hosting	53,775	0	0
Servicing and custodial costs	82,625	25,070	0

Total Cost of Revenues	2,401,355	224,980	0

GROSS PROFIT/(LOSS)	(1,156,863)	14,373	8,177

OPERATING EXPENSES
Corporate general and administrative expenses	9,609,122	1,104,701	774,122
Sales and marketing expenses	7,447,426	791,261	312,301
Operations expenses	2,522,738	257,307	35,687
Technology development	1,466,705	855,132	158,646
Legal expenses	590,513	791,011	475,984
Other operating expenses	661,255	247,807	98,894
Depreciation and amortization	1,969,858	70,595	13,782

Total Operating Expenses	24,267,617	4,117,814	1,869,416

OPERATING (LOSS)	(25,424,480)	(4,103,441)	(1,861,239)

OTHER INCOME/(EXPENSE)
Interest income	428,201	83,398	13,931
Interest expense	(23,501)	(67,905)	(22,133)
Other non-operating income/(expense)	30,868	16,785	(1,992)

Total Other Income/(Expense)	435,568	32,278	(10,194)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(24,988,912)	(4,071,163)	(1,871,433)
Provision for income taxes	0	0	0

NET (LOSS)	($24,988,912)	($4,071,163)	($1,871,433)

LESS PREFERRED STOCK DIVIDEND	(599,750)	(121,086)	0

(LOSS) APPLICABLE TO COMMON SHARES	($25,588,662)	($4,192,249)	($1,871,433)

NET (LOSS) PER BASIC AND DILUTED SHARES	($1.69)	($0.31)	($0.14)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	15,100,652	13,608,511	13,209,331

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED JUNE 30, 2006 (AUDITED) AND SIX MONTHS ENDED JUNE 30, 2005 (AUDITED)
AND THE YEAR ENDED DECEMBER 31, 2004 (AUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Additional Paid-In Capital	Additional Paid-In Capital	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	- Options	- Warrants	(Deficit)	Total

Balance, December 31, 2003	900,000	$900	0	$0	10,300,000	$10,300	$438,800	$0	$0	($442,008)	$7,992

Additional capital contribution							30,450				$30,450

Net (loss) for the six months ended
June 30, 2004 before effects of reverse merger										(200,889)	($200,889)

Subtotal-June 30, 2004	900,000	$900	0	$0	10,300,000	$10,300	$469,250	$0	$0	($642,897)	($162,447)

Effects of Reverse Merger
Elimination of Iempower equity	(900,000)	(900)			(10,300,000)	(10,300)	(469,250)				($480,450)
Distribution of Pacific Technology equity to Iempower holders					6,863,433	6,863	439,790				$446,653
Assumption of Pacific Technology liabilities by Iempower holders					466,519	466	29,894				$30,360
Remaining equity in Pacific Technology (now MRU Holdings, Inc.)					3,600,000	3,600					$3,600

Issuance of shares in conversion of bridge loan and accrued interest					468,750	469	749,531				$750,000

Common stock issued for cash, July 2004 - net of expenses					2,150,000	2,150	2,455,674				$2,457,824

Common stock issued for cash, October 2004					37,500	38	59,962				$60,000

Net (loss) for the period July 1, 2004 to December 31, 2004										(1,670,544)	($1,670,544)

Balance, December 31, 2004	0	$0	0	$0	13,586,202	$13,586	$3,734,851	$0	$0	($2,313,441)	$1,434,996

Issuance of Series A preferred stock, February 2005	3,250,006	$3,250					2,583,533		7,382,068		$9,968,851

Exercise of warrants at $2.00 per share					40,000	40	79,960				$80,000

Exercise of warrants at $1.60 per share					7,100	7	12,153				$12,160

Exercise of warrants at $0.50 per share					31,200	31	15,569				$15,600

Net (loss) for the six months ended June 30, 2005										(4,192,249)	($4,192,249)

Balance, June 30, 2005	3,250,006	$3,250	0	$0	13,664,502	$13,664	$6,426,066	$0	$7,382,068	($6,505,690)	$7,319,358

Exercise of warrants at $2.00 per share					145,709	146	291,273				$291,419

Exercise of warrants at $1.60 per share					46,050	46	73,634				$73,680

Exercise of warrants at $0.99 per share					21,060	21	20,927				$20,948

Exercise of warrants at $0.50 per share					37,021	37	18,473				$18,510

Exercise of warrants at $0.02 per share					89,950	90	1,709				$1,799

Exercise of options at $3.07 per share					16,250	16	83,984	(34,113)			$49,887

Exercise of options at $3.00 per share					50,000	50	224,950	(75,000)			$150,000

Exercise of options at $2.00 per share					75,000	75	337,425	(187,500)			$150,000

Issuance of Series A preferred stock dividend	198,017	198					137,573			(31,855)	$105,916

Conversion of Series A preferred stock, January 2006	(3,448,023)	(3,448)			3,448,023	3,448					$0

Issuance of Series B preferred stock, net of expenses, May 2006			7,631,580	7,632			28,159,524				$28,167,156

Accrue Series B preferred stock dividend										(599,750)	($599,750)

Accrue warrants issued to Merrill Lynch									2,987,481		$2,987,481

Accrue FAS123R stock option expense								7,814,692			$7,814,692

Net (loss) for the year ended June 30, 2006										(24,988,912)	($24,988,912)

Balance, June 30, 2006	0	$0	7,631,580	$7,632	17,593,565	$17,593	$35,775,538	$7,518,079	$10,369,549	($32,126,207)	$21,562,183

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED
JUNE 30, 2006 (AUDITED), THE SIX MONTHS ENDED JUNE 30, 2005 (AUDITED), AND THE YEAR ENDED DECEMBER 31, 2004 (AUDITED)

MRU HOLDINGS, INC. AND SUBSIDIARIES
JUNE 30, 2006 AND 2005, AND DECEMBER 31, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)
FOR THE YEAR ENDED JUNE 30, 2006, SIX MONTHS ENDED JUNE 30, 2005, AND YEAR ENDED DECEMBER 31, 2004

•	Report of Independent Registered Accounting Firm

•	Consolidated Balance Sheets as of June 30, 2006 and 2005(Audited)

•	Consolidated Statements of Operations for the Year Ended June 30, 2006 (Audited), Six Months Ended June 30, 2005 (Audited), and Year Ended December 31, 2004 (Audited)

•	Consolidated Statements of Cash Flows for the Year Ended June 30, 2006 (Audited), Six Months Ended June 30, 2005 (Audited), and Year Ended December 31, 2004 (Audited)

•	Consolidated Statement of Changes in Stockholders Equity/(Deficit) from January 1, 2004 through June 30, 2006 (Audited)

•	Notes to Consolidated Financial Statements

MRU HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005 AND DECEMBER 31, 2004

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated in Delaware on March 2, 2000 as Dr. Protein.Com, Inc. and on March 7, 2003 changed its name to Pacific Technology, Inc. On July 6, 2004 the Company changed its name to MRU Holdings, Inc. On May 20, 2005 the Board of Directors of the Company approved a change in the Company’s year end from December 31st to June 30th.

On September 20, 2005, the 2005 Annual Meeting of Stockholders was held at the principal offices of the Company. At the Annual Meeting the Company’s stockholders voted on, and approved by requisite stockholder vote, the following matters: 1) the election of six directors to the Company’s Board of Directors, 2) Adoption of the 2005 Consultant Incentive Plan, 3) Adoption of an Amendment and Restatement to the 2004 Omnibus Incentive Plan, and 4) Approval of an Amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares and the number of authorized shares of preferred stock from 5,000,000 shares to 25,000,000.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All intercompany accounts and transactions were eliminated in consolidation.

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

The Company recognizes referral income from referring consolidation and private student loan requests to other lenders when payments are received from referral partners, since referral partners only remit payments for those borrowers after the referred borrowers have completed the loan process. As of June 30, 2006, the Company has terminated all referral agreements to consolidation and private lenders and will only be paid in the future for referral income from previously referred borrowers funded by other lenders.

Interest income on student loans receivable is recognized in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.

The Company follows SFAS 91for the revenue recognition of origination fee revenue, whereby loan origination fees are deferred and recognized over the life of the loan as an adjustment of yield (interest income).

Costs of Revenues

The Company includes as costs of revenues all direct costs related to the production of the various revenue streams of the Company’s business.

For the year ended June 30, 2006, the Company incurred $1,078,202 in credit facility interest costs related to the collateralization of its private student loan portfolios and originating bank costs, $348,822 in referral marketing costs related to the generation of the Company’s private student loans, $82,626 in student loan servicing and custodial costs, $53,775 in consulting and hosting costs for the scholarship search product, and $23,300 in referral marketing costs related to referring consolidation loan borrowers to other lenders.

For the six months ended June 30, 2005, the Company incurred $189,725 in referral marketing costs related to referring consolidation loan borrowers to other lenders, $25,070 in student loan servicing and custodial costs, and $10,185 in originating bank costs.

For the year ended December 31, 2004, the Company incurred no costs of revenues.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of possible losses on student loans. This evaluation process is subject to numerous estimates and judgments. The Company will evaluate the adequacy of the allowance for loan losses on its federally insured loan portfolio separately from its alternative private student loan portfolio. (Since the Company has not yet originated any federally insured loan portfolio through June 30, 2006, even though the Company had the ability to originate federally insured loans, only the allowance for the alternative private student loan portfolio will be discussed.)

In determining the adequacy of the allowance for loan losses for the alternative private student loan portfolio, the Company considers several factors including: loans in repayment versus those in nonpayment status, delinquency status, and trends in defaults in the portfolio based on Company data. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for loan losses.

The allowance for loan losses is maintained at a level management believes is adequate to provide for estimated possible credit losses inherent in the loan portfolio. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes.

For the year ended June 30, 2006, the Company recorded $814,631 for reserves for bad debts, based on an analysis of the default and delinquency history on the portion of its student loan portfolio that is currently serviced, for the Company’s entire student loan portfolio (both currently servicing and deferred servicing). There was no allowance established for the six months ended June 30, 2005.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2006 and 2005, the Company’s uninsured cash balances total $19,782,730 and $6,805,965, respectively.

Included in cash and cash equivalents are restricted cash deposits that are not available to the Company for working capital purposes. At June 30, 2006 and 2005, the Company’s restricted cash balances were $2,975,430 and $0, respectively.

Collateral Deposit - Student Loans

As of June 30, 2005, the Company entered into a loan purchase and sale agreement with Webbank, a Utah state chartered financial institution, which required the Company to post $250,000 as a collateral deposit in an interest-bearing account with Webbank. The deposit was returned to the Company as part of the termination of the loan purchase and sale agreement with Webbank in November 2005.

Security Deposits

As of June 30, 2006 and June 30, 2005, the Company had $30,248 and $392,963 respectively in security deposits held and controlled by other parties to secure lease agreements the Company has for office space and facilities in New York City.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Computer network equipment	3Years
Leasehold improvements	3Years
Furniture and fixtures	3Years

Income Taxes

The income tax benefit is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Advertising

The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses, included in the statements of operations for the year ended June 30, 2006, the six months ended June 30, 2005, and the year ended December 31, 2004 were $7,447,426, $124,504, and $16,030, respectively.

Reclassification

Certain amounts in the June 30, 2005 and December 31, 2004 financial statements have been reclassified to conform to the June 30, 2006 presentation. There was no effect on net loss for the periods

Note that the Company revised its Statement of Changes in Stockholders’ Equity through June 30, 2005 to delete all references to the former public company (Pacific Technology, Inc.), the accounting acquiree, and to present only the equity of the former private company (Iempower, Inc.), the accounting acquirer in the reverse merger that transpired.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS for the year ended June 30, 2006, the six months ended June 30, 2005, and the year ended December 31, 2004:

Net (loss)	$(24,988,912)	$(4,071,163)	$(1,871,433)

Weighted-average common stock
Outstanding (Basic)	15,100,652	13,608,511	13,209,331

Weighted-average common stock
equivalents:
Stock options	-	-	-
Warrants	-	-	-

Weighted-average common stock
outstanding (Diluted)	15,100,652	13,608,511	13,209,331

For June 30, 2006 and 2005 and for December 31, 2004, warrants (15,362,546, and 11,356,876, and 3,214,727) were not included in the computation of diluted EPS because inclusion would have been antidilutive. For June 30, 2006 and 2005 and for December 31, 2004, options (5,007,237, and 744,999, and 478,750) were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Financial Instruments Disclosures of Fair Value

The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

	June 30, 2006	June 30, 2005
Cash	$20,874,934	$6,894,522
Accounts Receivable	4,167	20,246
Accounts Payable	1,410,865	546,727

Fair values approximate carrying values because of the short time until realization.

Assets with fair values exceeding carrying amounts

	June 30, 2006
	Carrying Value	Fair Value
Student loan receivable, held for sale	$38,749,736	$44,382,462

The Company determined the fair value of its student loans receivable through a net present value analysis of its student loan portfolios, adjusted for defaults, delinquencies, and prepayments.

Stock Based Compensation

At June 30, 2006, the Company had two stock-based compensation plans, the revised 2004 Omnibus Incentive Plan and the 2005 Consultant Incentive Plan, both of which were registered with the Securities and Exchange Commission in November, 2005. During the quarter ended December 31, 2005, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement 123(R), “Share-Based Payments” (“FAS123R”). FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The Company recognized $7,814,692 in stock based compensation expense for the year ended June 30, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with the requirements of FIN 48, the Company will adopt this pronouncement on July 1, 2007. The Company is currently evaluating the provisions of FIN 48 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for the Servicing of Financial Assets”, an amendment of FASB Statement 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 156). SFAS 140 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS 140 for subsequent measurement. SFAS 156 will be effective for the Company beginning in the first quarter of fiscal 2007. The adoption of SFAS 156 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 155). SFAS 155 will be effective for the Company beginning in the first quarter of fiscal 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative, which would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value to be recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of SFAS 155 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

NOTE 3 -	STUDENT LOAN RECEIVABLES, HELD FOR SALE

Student loan receivables are private student loans made to post-secondary and/or graduate students pursuing degree programs from selective colleges and universities in the United States of America and abroad.  Private student loans are not guaranteed by any governmental entity and are unsecured consumer debt.  Interest accrues on these loans from date of advance depending on the student borrower’s choice of repayment option (deferred, interest payment only, and principal and interest payment).  Origination fee revenue is recognized over the principal servicing life of the loan.

The Company values its student loan receivables at the lower of cost or market. The Company determined the fair market value of its student loans receivable through a net present value analysis of its student loan portfolios, adjusted for defaults, delinquencies, and prepayments. The Company intends to sell or securitize student loans receivable at a time indefinite, such action is largely dependent on the Company’s ability to originate and/or hold similar student loans receivable to bundle for sale or securitization.

MRU Lending, Inc. and MRU Funding SPV, Inc. have loan purchase agreements with Doral Bank Federal Savings Bank New York, an affiliate of the Doral Financial Corporation. Through November 30, 2005, MRU Lending, Inc. had a loan purchase agreement with Webbank, a Utah state chartered financial institution and a wholly owned subsidiary of WebFinancial Corporation.

The Doral-MRU Lending loan program is secured by a $1 million ninety-day certificate of deposit held by MRU Lending at Doral Bank, with assignment rights to Doral Bank.  The Doral-MRU Funding SPV loan program is secured by a $1 million ninety-day certificate of deposit held by MRU Funding SPV at Doral Bank, with assignment rights to Doral Bank.

Through June 30, 2006, the Company purchased the following private student loan volumes through its various subsidiary loan programs:

○	The Doral-MRU Lending loan program purchased approximately $18.3 million in private student loans.

○	The Doral-MRU Funding SPV loan program purchased approximately $18.4 million in private student loans.

○	The Webbank-MRU Lending loan program purchased approximately $1.5 million in private student loans.

NOTE 4 -	FIXED ASSETS

Fixed assets consist of the following at June 30, 2006 and 2005:

	2006	2005

Computer network equipment	$691,872	$302,803
Furniture and fixtures	57,912	21,994
Leasehold improvements	5,884	5,884
	755,668	330,681
Less: accumulated depreciation	(218,537)	(57,608)

Total fixed assets	$537,131	$273,073

Depreciation expense for the year ended June 30, 2006 and the six months ended June 30, 2005 was $160,930 and $41,915, respectively.

NOTE 5 -	INTANGIBLE ASSETS

The Company acquired a scholarship resource database in July, 2005. After identification of tangible assets in this asset purchase, the Company paid and assigned a valuation of $148,440 to this intangible asset. The Company is amortizing this asset over a three year useful life. As of June 30, 2006, the book value of this intangible asset, net of $49,480 accumulated amortization, was $98,960.

NOTE 6 -	PROVISION FOR INCOME TAXES

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

There was no provision for income taxes for the year ended June 30, 2006, for the six months ended June 30, 2005, and the year ended December 31, 2004

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statements carrying amounts of assets and liabilities and their respective tax bases.

The Company’s deferred tax asset, which the Company has set aside a valuation allowance at an equal amount, is due to the expected tax benefit of the Company’s net operating losses. To-date, the Company’s operations have not generated any federal, state, or local taxes beyond the minimum filing requirements, which can not and have not been mitigated by operating loss carry forwards. The Company does not have an effective tax rate due to the Company’s lack of taxable profits to-date.

	2006	2005	2004

Deferred tax assets	$8,496,230	$1,951,707	$192,629
Less: valuation allowance	(8,496,230)	(1,951,707)	(192,629)

Totals	$-	$-	$-

At June 30, 2006 and 2005 and December 31, 2004, the Company had accumulated deficits of $32,126,208, $6,505,690, and $2,313,441, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods.

Following is the Company’s approximated schedule of net operating loss carry forwards:

December 31, 2000	$336,000
December 31, 2003	$134,000
December 31, 2004	$1,860,000
June 30, 2005	$4,176,000
June 30, 2006	$24,988,912

NOTE 7 -	STOCKHOLDERS’ EQUITY

Common Stock

There were 200,000,000 and 50,000,000 shares of common stock authorized, with 17,593,565 and 13,664,502 shares issued and outstanding at June 30, 2006 and 2005, respectively. The par value for the common stock is $.001 per share.

The following details the common stock transactions for the year ended June 30, 2006:

○	145,709 warrants were exercised at a price of $2.00/warrant
○	46,050 warrants were exercised at a price of $1.60/warrant
○	21,060 warrants were exercised at a price of $0.99/warrant
○	37,021 warrants were exercised at a price of $0.50/warrant
○	89,950 warrants were exercised at a price of $0.02/warrant
○	16,250 employee options were exercised at a price of $3.07/option
○	50,000 employee options were exercised at a price of $3.00/option
○	75,000 employee options were exercised at a price of $2.00/option
○	765,479 and 2,682,544 shares of Preferred Series A were voluntarily and manditorily converted to common, respectively

The following details the common stock transactions for the six months ended June 30, 2005:

○	40,000 warrants were exercised at a price of $2.00/warrant
○	7,100 warrants were exercised at a price of $1.60/warrant
○	31,200 warrants were exercised at a price of $0.50/warrant

Series A Convertible Preferred Stock

There were 25,000,000 and 5,000,000 shares of Series A convertible preferred stock authorized, with 0 and 3,250,006 issued and outstanding as of June 30, 2006 and 2005, respectively. The par value for the preferred shares is $0.001 per share.

On January 27, 2005, the Company filed a Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock, par value $0.001 per share (the Certificate of Designation) with the Secretary of State of the State of Delaware. Pursuant thereto, the Company authorized 4,500,000 shares of its preferred stock to be designated as Series A Convertible Preferred Stock and issued or offered at a purchase price equal to $3.50 per share. A total of 3,250,006 shares of the Series A Convertible Preferred Stock have been sold by the Company in the private placement transaction

The Series A Preferred Stock was convertible at any time into common stock of the Company at a price of $3.50 per share subject to adjustment for future stock issuances, splits, dividends, and recapitalizations. For the first year of issuance, cumulative dividends of 7% per annum were payable quarterly in additional shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has no voting rights except on certain defaults in payment of dividends and as otherwise required by law.

The Company issued 198,017 shares of Series A Convertible Preferred stock as a dividend.

On January 12, 2006, the Board of the Directors of the Company approved and authorized the mandatory conversion of the Series A Convertible Preferred Stock into the Company’s Common Stock whereas the market price of the Company’s Common Stock had exceeded $4.025 (115% of the $3.50 conversion price, as required by the Certificate of Designation of Powers, Preferences, and Rights of the Series A Convertible Preferred Stock) for twenty of the thirty most recent consecutive trading days, with the thirtieth day period concluding on January 12, 2006. There were 3,448,023 shares of Series A converted to common stock.

Series B Convertible Preferred Private Placement

On December 30, 2005, the Controlling Series A Convertible Preferred Stockholders approved an amendment and restatement of the Company’s Certificate of Incorporation, to be effective on or about February 13, 2006, creating 12,000,000 shares of Series B Convertible Preferred Stock with a $0.001 par value and a $3.80 purchase price. The power, preferences, and rights of the Series B Convertible Preferred Stock set forth in the Amended and Restated Certificate of Incorporation include voting rights, dividends, liquidation preference, conversion rights, protective provisions, redemption, election of board of directors, and right of first refusal in any offerings of Series A Convertible Preferred Stock or Common Stock.

On January 5, 2006, the Company agreed to issue 6,578,948 shares of the Series B Convertible Preferred Stock at $3.80 per share to various funds of Battery Ventures and Merrill Lynch Institutional Management Equity Partners. The transaction closed on February 13, 2006. Proceeds of the financing will be used to advance the Company’s growth in the private student loan market.

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

On May 8, 2006, the Company agreed to issue an additional 1,052,632 shares of the Series B Convertible Preferred Stock at $3.80 per share to LBI Group, Inc. and Keane Capital V, LLC. Proceeds of the financing will be used to continue the Company’s growth in the private student loan market.

All Series B Convertible Preferred Stock certificates were issued as of May 8, 2006.

As of June 30, 2006, the Series B Convertible Preferred Stock issued has not been registered with the Securities and Exchange Commission.

Stock Options

Under the amended 2004 Omnibus Incentive Plan (OIP), the Company may grant either incentive stock options pursuant to Section 422 of the Internal Revenue Code (ISOs), non-qualified stock options (NQOs), restricted common stock, restricted common stock units, performance grants, unrestricted common stock, or stock appreciation rights grants to its officers, directors, and employees and NQOs, restricted common stock, restricted common stock units, unrestricted common stock, or stock appreciation rights to its consultants or third party service providers.

The Compensation Committee administers the OIP. The Compensation Committee has the complete authority and discretion to determine the terms of OIP grants.

Prior to January 2006, the Company issued OIP grants to officers, directors, and/or employees with the exercise price of the grant being the price of the Company’s common stock at closing on the date of hire (officer or employee) or election (director). Since January 2006, the Compensation Committee instructed the Company to adopt a cliff vesting structure for OIP grants, where officers and employees that join between January 2006 and June 30, 2006 will be issued OIP grants as of June 30, 2006 with the grant’s exercise price being the price of the Company’s common stock at closing on June 30, 2006 with the grant being one-third vested as of June 30, 2006.

Since January 2006, the Compensation Committee instructed the Company that the independent directors of the Company will receive the following OIP grants:

•	Upon election, 60,000 NQO grant which vests 50% upon election with the remainder vesting annually at beginning of each fiscal year over the following three years;
•	At the beginning of each fiscal year, 20,000 NQO grant which vests 100% upon grant date;
•
Board committee chairpersons, which are all required by Company by-law to be independent directors, at the beginning of each fiscal year receive the following NQO grants which vest 100% upon grant date:

o	Audit committee - 15,000 NQO grant or $10,000 cash stipend, director choice
o	Compensation committee - 7,500 NQO grant or $5,000 cash stipend, director choice
o	Nominating committee - 3,750 NQO grant or $2,500 cash stipend, director choice
o	Transaction/governance committee - 7,500 NQO grant or $5,000 cash stipend, director choice

The following table summarizes the stock option activity for the years ended June 30, 2006 and 2005:

	2006	2005
Options outstanding at beginning of year	1,836,500	0
Options granted	3,066,987	1,836,500
Options exercised	(141,250)	0
Options forfeited or expired	(8,750)	0
Options outstanding at year end	4,762,237	1,836,500
Exercisable options at year end	2,902,083	1,003,501

The following table summarizes information about stock options outstanding at June 30, 2006:

Exercise	Weighted	Weighted
Price	Number	Average	Number	Average
Range	Outstanding	Remain. Life	Exercisable	Exer. Price

$0.01-$1.00	600,000	8.02	600,000	$1.00
$1.01-$2.00	595,000	8.25	579,348	$1.67
$2.01-$3.00	493,250	8.61	247,397	$2.97
$3.01-$4.00	2,246,500	9.27	1,086,086	$3.31
$4.01-$5.00	263,500	9.28	120,168	$4.58
$5.01-$6.00	564,237	9.99	269,083	$5.90

TOTAL	4,762,237		2,902,083	$2.77

Warrants

During 2004, the Company issued 3,079,447 common stock warrants related to the issuance of shares in the Company after the reverse merger of Iempower and Pacific Technology. The warrants vest upon grant date and expire three years from grant date. These warrants may be called by the Company if the Company’s common stock trades at or above $3.00 per share for twenty consecutive days before the Company exercises this call option. For warrant holders that do not elect to participate at the call, the Company will buy back their warrants at the par vale of the underlying security, which for the Company’s common stock is $0.001 per share.

During 2004, no warrants were exercised.

In 2005, through June 30, 2005, the Company issued 227,500 common stock warrants to promoters of the Company’s offering of Series A convertible preferred stock. The warrants vest upon grant date and expire five years from grant date.

In 2005, through June 30, 2005, the Company issued 7,999,449 common stock warrants to Nomura Credit and Capital, Inc. (Nomura). 6,545,004 warrants vested on February 4, 2005. 1,454,445 warrants vest on February 4, 2007. The warrants expire in ten (10) years or thirty (30) days after condition of uncured lender default. The exercise price for the warrants issued to Nomura is $3.50. The 1,454,445 warrant vesting can be accelerated due to the following events: a merger or consolidation of the Company with or into any Person in connection with which the holders of the Company’s Common Stock receive any consideration or distributions in respect to their holdings of the Company’s Common Stock; or a sale by the Company of all or substantially all of its assets; or the acquisition by any person or group of Persons of shares of the Company’s Common Stock from either the Company or one or more Common Stock holders of the Company in connection with the acquisition of the beneficial ownership of voting capital stock of the Company representing more than 40% of the total voting power of all outstanding shares of capital stock of the Company entitled to vote generally in elections of the board of directors. The number of shares and the exercise price for which these warrants are exercisable have anti-dilution protection for the following: issuance of common stock dividends payable in additional shares of common stock; or issuance of additional shares of common stock at a price that is less than the common stock warrant exercise price of $3.50; or any event that would have the effect of not fairly protecting the purchase rights represented by these warrants.

In 2005, through June 30, 2005, there were 40,000 warrants exercised at $2.00, 7,100 warrants exercised at $1.60, and 31,200 warrants exercised at $0.50.

In 2006, through June 30, 2006, 2,395,842 common stock warrants were issued to promoters and investors related to the private offering of the Company’s Series B convertible preferred stock offering. The warrants vest on the grant date and have a term of five years.

In 2006, through June 30, 2006, the Company issued 1,895,188 common stock warrants to Merrill Lynch Bank USA (MLBUSA). The exercise price for 1,482,751 warrants is $3.50. These warrants have the following vesting schedule: 889,651 warrants were vested upon grant. 296,550 vest upon the first anniversary of the original issue date, and 296,550 vest upon the second anniversary of the original issue date. The exercise price for the remaining 412,437 warrants is $3.80. Both warrants have ten year terms. These warrants vest in full upon the second anniversary of the original issue date, assuming that MLBUSA has renewed its credit facility with MRU Funding SPV and that MRU Funding SPV is not in default of the credit facility. Both warrants contain anti-dilution provisions protecting the holder of these warrants from the Company issuing common stock dividends in kind, issuance of additional shares of common stock, issuances of stock purchase rights and convertible securities, or otherwise reorganize, reclassify, merge, consolidate or dispose of the assets of the Company.

In 2006, through June 30, 2006, there were 145,709 warrants exercised at $2.00, 46,050 warrants exercised at $1.60, 21,060 warrants exercised at $0.99, 37,021 warrants exercised at $0.50, and 89,950 warrants exercised at $0.02.

The Company has the following warrants outstanding for the purchase of its common stock:

Exercise	Expiration	June 30	June 30
Price	Date	2006	2005

$0.02	April 2009	0	89,950
$0.50	September 2006	0	37,021
$0.99	September 2006	64,747	68,220
$0.99	December 2006	808,540	818,646
$0.99	December 2007	530,603	530,603
$0.99	December 2008	530,607	530,607
$0.99	April 2009	22,740	22,740
$1.60	July 2007	100,000	100,000
$1.60	July 2009	361,850	412,950
$2.00	July 2007	374,481	512,115
$2.00	October 2007	0	7,075
$3.50	February 2007	7,999,449	7,999,449
$3.50	February 2010	227,500	227,500
$3.50	February 2016	1,482,751	0
$3.80	December 2010	159,000	0
$3.80	February 2011	2,236,842	0
$3.80	December 2016	412,437	0
$4.00	April 2010	50,000	50,000

TOTAL		15,361,547	11,356,876

Exercisable warrants		13,444,665	9,902,431
Weighted average exercise price		$3.14	$2.87

NOTE 8 -	CREDIT LINE WITH UNIVERSAL FINANZ HOLDING AG

On, October 25, 2004 the Company entered into a commitment letter with Universal Finanz Holding AG (“Universal”) under which Universal offered to provide up to $50 million of credit support to be used as collateral security for the obligations of MRU Universal Guarantee Agency, Inc. (the “Guarantor”), a wholly owned subsidiary of the Company, as a guarantor of student loans and lines of credit arranged by the Company or banks and other financial institutions. Universal’s commitment is conditioned on the satisfaction of certain conditions including the execution of an agreement providing Universal the right to purchase up to 65% ownership interest in the Guarantor and pay the purchase price for such ownership interest by releasing the Guarantor from its obligation to repay an equal amount of its outstanding obligations to Universal.

As of June 30, 2006, June 30, 2005, and December 31, 2004, there were no amounts outstanding on the credit line with Universal Finanz Holding AG to any Company subsidiary or affiliate.

NOTE 9 -	CREDIT LINE WITH NOMURA CREDIT & CAPITAL, INC.

On February 4, 2005, MRU Lending, Inc. (“MRU Lending”), a wholly-owned subsidiary of MRU Holdings, Inc. (“the Company”) entered into a credit agreement (the “Credit Agreement”), by and among Nomura Credit & Capital, Inc. as Agent (“Nomura”), a subsidiary of Nomura Holdings, Inc., and the institutions from time to time party thereto as lenders, pursuant to which the lenders have agreed to provide MRU Lending with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. The loans under the Credit Agreement are secured by, among other things, a lien on all of the student loans financed under the Credit Agreement and any other student loans owned by MRU Lending and not otherwise released, together with a pledge of 100% of the capital stock of MRU Lending. The Credit Agreement contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. The Company paid $206,500 in deferred financing fees in association with the Credit Agreement. The Company recognized amortization expense associated with the financing fees of $68,832 for the year ended June 30, 2006 and $28,680 for the year ended June 30, 2005.

The Credit Agreement also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, breaches of certain representations and warranties, the bankruptcy of MRU Lending or MRU Lending Holdco LLC (MRU Lending’s direct parent and wholly-owned subsidiary of the Company), failure to maintain certain net worth ratios, a material adverse change in MRU Lending’s ability to originate student loans, and failure of the Company to indirectly own 100% of the outstanding capital stock of MRU Lending. The facility has a three year term. As a result of this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to 27.5% ownership interest in the Company on a diluted basis.

As of June 30, 2006, MRU Lending obtained approximately $19 million in financing against the Nomura line of credit by collateralization of loans originated through the loan programs with Doral Bank FSB New York and Webbank. Through purchases of defaulted loans by MRU Lending and repayment by MRU Lending to Nomura for prepayments and payments of scheduled principal loan payments by the borrowers to MRU Lending, the June 30, 2006 outstanding balance due Nomura by MRU Lending is approximately $18.7 million, which is due by February, 2008.

NOTE 10 -	CREDIT LINE WITH MERRILL LYNCH BANK USA (MLBU)

On January 23, 2006, the Company’s private student lending subsidiary, MRU Funding SPV, Inc. (MRUF) entered into a definitive agreement with MLBU pursuant to which MLBU will provide MRUF with a $175 million revolving credit facility for the origination and warehousing of private student loans. This credit facility will enable the Company to expand the scope of its school lending program to over 3,700 programs of higher education. The facility has a one year term. As a result of this transaction, MLBU was granted a warrant, subject to certain terms and conditions, to purchase up to 4.9% of the Company’s Common Stock. This transaction closed in February 2006. The Company paid $525,000 in deferred financing fees in association with the Credit Agreement. The Company recognized amortization expense associated with the financing fees of $198,875 for the year ended June 30, 2006.

As of June 30, 2006, the MRUF obtained approximately $17.9 million in financing through the MLBU line of credit by collateralization of loans originated through the Doral Bank FSB New York-MRUF loan program.

NOTE 11 -	LOAN PROGRAM AGREEMENTS

On July 25, 2005, MRU Lending, Inc. (“MRUL”), a wholly-owned subsidiary of the Company entered into a definitive agreement with Doral Bank NY, FSB (“the Bank”). The agreement provides for the Bank’s origination of private student loans to qualified applicants participating in MRUL’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL or its affiliates and the sale by the Bank and purchase by MRUL of such student loans. The agreement between MRUL and the Bank is evidenced by a Loan Program Agreement and a Loan Sale Agreement both dated July 25, 2005. The Agreements have a thirty-six (36) month term and are automatically renewable for up to two (2) successive terms of twelve (12) months.

The balance due to the Bank for origination of MRUL private student loans was $44,266 as of June 30, 2006.

On January 10, 2006, MRU Originations, Inc. (“MRUO”) and MRU Funding SPV, Inc. (“MRUF”), wholly-owned subsidiaries of the Company entered into definitive agreements with Doral Bank NY, FSB (“the Bank”). The agreement provides for the Bank’s origination of private student loans to qualified applicants participating in MRUO’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUO and the sale by the Bank and purchase by MRUF of such student loans. The agreement between MRUO and the Bank is evidenced by a Loan Program Agreement dated January 10, 2006. The agreement between MRUF and the Bank is evidenced by a Loan Sale Agreement dated January 10, 2006. The Agreements have a thirty-six (36) month term and are automatically renewable for up to two (2) successive terms of twelve (12) months.

The balance due to the Bank for origination of MRUO private student loans was $761,916 as of June 30, 2006.

On May 5, 2005, MRU Lending, Inc. (“MRUL”), a wholly-owned subsidiary of the Company entered into a Loan Program agreement and a Loan Sale agreement with Webbank, a Utah state chartered financial institution. The agreements provide for Webbank’s origination of private student loans to qualified applicants participating in MRU Lending’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL and the sale by Webbank and purchase by MRUL of such student loans. The agreements have thirty-six (36) month terms and each automatically renew for up to two (2) successive terms of twelve (12) months. MRUL and Webbank mutually agreed to terminate both the Loan Program agreement and the Loan Sale agreement effective November 30, 2005.

The Company has no balance due to Webbank for origination of loans as of June 30, 2006 and June 30, 2005

NOTE 11 -	PATENTS

The Company has a patent pending for a business method. This business method enables the company to provide customized financial products to consumers.

NOTE 12 -	COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has three employment agreements with key management personnel. The following table summarizes the terms of the employee agreements the Company has with key management personnel:

NAME	TITLE	EXPIRATION DATE
Edwin J. McGuinn, Jr.	CEO	November 11, 2007
Raza Khan	President	April 1, 2009
Vishal Garg	CFO	April 1, 2009

Operating Leases

The Company leases office and other corporate space under leases with terms between one and four years. Monthly payments under the current leases range between $1,525 and $31,860. The Company is required to pay its pro-rata share of costs relating to certain of the leased facilities.

The following is a schedule by years of future minimum rental payments required under the operating leases which have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2006:

For the year ending June 30, 2006:

2007	539,015
2008	382,319
2009	159,299
2010	0

$1,080,633

NOTE 13 -	RELATED PARTY TRANSACTIONS

The obligations of the Company under the ISID Finance of America, Inc. sub-lease are guaranteed by Edwin J. McGuinn, the Company’s Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the Sub-landlord.