Form 10QSB
period 2006-09-30
MRU HOLDINGS INC
filed 2006-11-14
CIK 1145202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission file number 000-33487

(Exact name of Small Business Issuer as Specified in Its Charter)

Delaware		33-0954381
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

1114 Avenue of the Americas New York, New York 10036
(Address of Principal Executive Offices)

(212) 398-1780
(Small business issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of November 3, 2006, the latest practicable date, 18,363,148 of the issuer’s common shares, $0.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐   No ☒

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MRU HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
SEPTEMBER 30, 2006

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,099,122	$1,237,803
Restricted cash	6,493,446	2,510,216
Accounts receivable	10,416	6,500
Private student loans receivable, held for sale (net of allowance for loan losses of
$2,510,086 and $0, respectively)	68,875,763	7,962,903
Federal student loans receivable, held for sale (net of $0 allowance)	1,813,265	0
Due from affiliates	2,823,132	0
Collateral deposit - student loans	0	250,000
Prepaid expenses and other current assets	523,299	214,068

Total Current Assets	85,638,443	12,181,490

Fixed assets, net of depreciation	631,826	316,623

OTHER ASSETS:
Security deposits	30,248	32,963
Intangible assets, net of amortization	86,590	136,070
Investment in Achiever Fund I, LLC	280,000	0
Deferred financing fees, net of amortization	897,357	160,612

Total Other Assets	1,294,195	329,645

TOTAL ASSETS	$87,564,464	$12,827,758

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,160,592	$1,018,059
Accrued expenses	1,365,703	436,512
Accrued payroll	234,366	280,225
Notes payable - Doral Bank FSB NY	5,316,951	1,377,993
Notes payable - Merrill Lynch	46,815,145	0

Total Current Liabilities	55,892,757	3,112,789

LONG-TERM LIABILITIES:
Notes payable - Nomura Credit & Capital	18,347,885	5,001,850
Deferred origination fee revenue	2,439,037	278,825

Total Long-term Liabilities	20,786,922	5,280,675

Total Liabilities	76,679,679	8,393,464

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $.001 par value; 25,000,000 shares authorized
0 and 3,171,148 shares issued and outstanding as of 09/30/2006 and 09/30/2005	0	3,171
Preferred Stock, Series B, $.001 par value; 25,000,000 shares authorized
7,631,580 and 0 shares issued and outstanding as of 09/30/2006 and 09/30/2005	7,632	0
Common Stock, $.001 par value; 200,000,000 shares authorized, 17,648,997 and
13,749,574 issued and outstanding as of 09/30/2006 and 09/30/2005	17,649	13,749
Additional paid-in capital	35,871,630	6,432,000
Additional paid-in capital - options	8,285,999	0
Additional paid-in capital - warrants	9,874,402	7,382,068
Accumulated deficit	(43,172,527)	(9,396,694)

Total Stockholders' Equity (Deficit)	10,884,785	4,434,294

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$87,564,464	$12,827,758

The accompanying notes are an integral part of the financial statements

MRU HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005

OPERATING REVENUE:
Referral income - consolidations	$0	$230
Referral income - private student loans	63	0
Loan portfolio interest income - private student loans	1,112,631	39,124
Loan portfolio interest income - federal student loans	9,372	0
Origination fee revenue - private loans	19,647	0
Origination processing fees	140,194	0
Late payment fee revenue	190	0
License income	6,250	9,334

Total Operating Revenue	1,288,347	48,688

COST OF REVENUES
Referral marketing costs - consolidations	0	23,300
Referral marketing costs - private student loans	229,455	35,370
Facility interest and origination bank costs	885,392	59,971
Bad debt reserve - private student loans	1,695,455	0
Consulting and hosting	11,250	15,350
Servicing and custodial costs	56,174	8,830

Total Cost of Revenues	2,877,726	142,821

GROSS PROFIT/(LOSS)	(1,589,379)	(94,133)

OPERATING EXPENSES
Corporate general and administrative expenses	1,836,004	501,913
Sales and marketing expenses	4,295,088	990,224
Operations expenses	1,316,015	534,936
Technology development	631,495	195,517
Legal expenses	89,357	173,080
Other operating expenses	139,111	167,256
Depreciation and amortization	886,702	54,855

Total Operating Expenses	9,193,772	2,617,781

OPERATING (LOSS)	(10,783,151)	(2,711,914)

OTHER INCOME/(EXPENSE)
Interest income	171,101	22,002
Interest expense	(279)	(773)
Other non-operating income/(expense)	1,071	0

Total Other Income/(Expense)	171,893	21,229

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(10,611,258)	(2,690,685)
Provision for income taxes	0	0

NET (LOSS)	$(10,611,258)	$(2,690,685)

LESS PREFERRED STOCK DIVIDEND	(435,061)	(200,319)

(LOSS) APPLICABLE TO COMMON SHARES	$(11,046,319)	$(2,891,004)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.63)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	17,617,449	13,687,923

The accompanying notes are an integral part of the financial statements

MRU HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(10,611,258)	$(2,891,004)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	886,702	54,855
Increase in stock options outstanding	767,920	0
(Increase) in tax provision valuation stock options outstanding	(261,093)	0
(Increase) in Series B preferred dividend accrual	(435,063)	0
Increase in allowance for uncollectible accounts/bad debt expense	1,695,455	0

Changes in assets and liabilities
Decrease/(Increase) in accounts receivable	(6,250)	13,746
(Increase) in restricted cash	(4,723,913)	(2,510,216)
Decrease/(increase) in collateral deposit - student loans	0	250,000
(Increase) in prepaid expenses and other current assets	(222,699)	(80,528)
(Increase) in due from affiliates	(2,735,254)	0
Decrease/(increase) in security deposits	0	110,000
(Increase) in private student loans receivable, held for sale	(31,821,482)	(7,804,424)
(Increase) in federal student loans receivable, held for sale	(1,813,265)	0
Increase in accounts payable and accrued expenses	1,226,599	665,318
Increase in accrued payroll	91,018	54,581
Increase in deferred origination fee revenue	1,111,765	271,437

Total adjustments	(36,239,560)	(8,975,231)

Net cash (used in) operating activities	(46,850,818)	(11,866,235)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets and intangible assets	(168,178)	(217,267)
(Increase) in investment in Achiever Fund I LLC	(160,000)	0

Net cash (used in) investing activities	(328,178)	(217,267)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in advances - originating loan program agreements	31,490,233	6,368,182
(Decrease) due to repayments - originating loan program agreements	(26,979,464)	(4,990,189)
Increase in advances - Nomura Credit and Capital credit facility	0	5,001,850
(Decrease) due to repayments - Nomura Credit and Capital credit facility	(384,379)	0
Increase in advances - Merrill Lynch credit facility	29,489,345	0
(Decrease) due to repayments - Merrill Lynch credit facility	(537,761)	0
Proceeds from conversion of warrants	96,149	5,940
Increase in deferred tax due to stock options outstanding	261,093	0
Decrease (Increase) in deferred financing fees	(262,500)	41,000

Net cash provided by financing activities	33,172,716	6,426,783

NET INCREASE IN CASH AND CASH EQUIVALENTS	(14,006,280)	(5,656,719)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	19,105,402	6,894,522

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,099,122	$1,237,803

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$279	$1,060

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Accrued Series A and B stock dividends	$599,750	$200,319

The accompanying notes are an integral part of the financial statements

MRU HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

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

The Company recognizes referral income from referring consolidation and private student loan requests to other lenders when payments are received from referral partners, since referral partners only remit payments for those borrowers after the referred borrowers have completed the loan process. As of September 30, 2006, the Company has terminated all referral agreements to consolidation and private lenders and will only be paid in the future for referral income from previously referred borrowers funded by other lenders.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For the three months ended September 30, 2006, the Company incurred $885,392 in credit facility interest costs related to the collateralization of its private student loan portfolios and originating bank costs, $229,455 in referral marketing costs related to the generation of the Company’s private student loans, $56,174 in student loan servicing and custodial costs, and $11,250 in consulting and hosting costs for the scholarship search product.

For the three months ended September 30, 2005, the Company incurred $59,971 in credit facility interest costs related to the collateralization of its private student loan portfolios and originating bank costs, $35,370 in referral marketing costs related to the generation of the Company’s private student loans, $23,300 in referral marketing costs related to referring consolidation loan borrowers to other lenders, $15,350 in consulting and hosting costs for the scholarship search product, and $8,830 in student loan servicing and custodial costs.

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

For the three months ended September 30, 2006, the Company recorded $1,695,455 for reserves for bad debts, based on an analysis of the delinquency history on the portion of its student loan portfolio that is currently serviced, for the Company’s entire student loan portfolio (both currently servicing and deferred servicing). There was no allowance established for the three

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

months ended September 30, 2005 as the Company’s portfolio had no delinquency history through this period of time.

For the three months ended September 30, 2006, the Company began originating loans under the U.S. Department of Education’s Federal Family Education Loan Program (FFELP) provisions. The amount of any allowance for loan losses for this portfolio is currently immaterial.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006 and 2005, the Company’s uninsured cash balances total $10,283,089 and $2,363,460, respectively.

Included in cash and cash equivalents are restricted cash deposits that are not available to the Company for working capital purposes. At September 30, 2006 and 2005, the Company’s restricted cash balances were $6,493,446 and $2,510,216, respectively.

Collateral Deposit - Student Loans

As of September 30, 2005, the Company entered into a loan purchase and sale agreement with Webbank, a Utah state chartered financial institution, which required the Company to post $250,000 as a collateral deposit in an interest-bearing account with Webbank. The deposit was returned to the Company as part of the termination of the loan purchase and sale agreement with Webbank in November 2005.

Security Deposits

As of September 30, 2006 and September 30, 2005, the Company had $28,695 and $29,115 respectively in security deposits held and controlled by other parties to secure lease agreements the Company has for office space and facilities in New York City.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Computer network equipment	3 Years
Leasehold improvements	3 Years
Furniture and fixtures	3 Years

Investment in Achiever Fund I, LLC

On April 18, 2006, the Company entered into a definitive agreement with a consortium of European financial institutions with significant experience in consumer lending and specialty financial products to support the launch and origination of PrePrime™ student loans. These private student loans address the market of post-secondary school borrowers who are currently unable to meet traditional private student loan underwriting criteria, e.g. thin or no credit

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

history, insufficient earnings history, etc. The Company will be both the managing member (through its Achiever Funding LLC affiliate) and a minority investor in the Achiever Fund I LLC. As of September 30, 2006, the Company’s investment percentage in these affiliates was less than five (5%) percent.

The Company has not consolidated these affiliates within its financial statements per FASB Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires consolidation by business entities of variable interest entities, which have one or more of the following characteristics (the Company’s application of the facts of the agreement to FIN 46 requirements are noted after each):

1.
The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. (The agreement anticipated the need for more than the initial funding for each member up to a limit of $26M. The Company is limited to $1M in potential equity investment in this agreement.)

2.	The equity investors lack one or more of the following essential characteristics of a controlling financial interest:
a.
The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights. (Achiever Fund I, LLC is controlled by a board of directors with voting rights held by the equity investors).

b.	The obligation to absorb the expected losses of the entity (Gains and losses are allocated to members based on their respective investments).
c.	The right to receive the expected residual return of the entity (Residual interests are returned to the members in a pro rata distribution based on their respective percentage interests)
3.
The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. (Voting Rights: The agreement requires the unanimous vote of the members; under Delaware law, managers who are also members have the same rights and powers of other members unless the operating agreement provides otherwise. Entity Activities: Achiever Fund I, LLC provides student loans to unrelated third parties and thereby generate profits which are allocated to the members in proportion to their respective percentage interests).

Income Taxes

The income tax benefit is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Advertising

The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses, included in the statements of operations for the three months ended September 30, 2006 and September 30, 2005, were $4,295,088 and $990,224, respectively.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS for the three months ended September 30, 2006 and September 30, 2005:

	Sep 30,	Sep 30,
	2006	2005

Net (loss)	$(10,611,258)	$(2,690,685)

Weighted-average common stock
Outstanding (Basic)	17,617,449	13,687,923

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common stock
outstanding (Diluted)	17,617,449	13,687,923

For September 30, 2006 and 2005, warrants (15,298,114 and 11,350,876) were not included in the computation of diluted EPS because inclusion would have been antidilutive. For September 30, 2006 and 2005, options (4,552,400 and 1,665,000) were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Financial Instruments Disclosures of Fair Value

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Instruments, (FAS 107), requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

	September 30, 2006	September 30, 2005

Cash	$5,099,122	$1,237,803
Restricted cash	6,493,446	2,510,216
Accounts Receivable	10,416	6,500
Accounts Payable	1,975,354	1,018,059
Federal student loans	1,813,265	1,813,265

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair values approximate carrying values because of the short time until realization.

Assets with fair values exceeding carrying amounts

	September 30, 2006
	Carrying Value	Fair Value
Private student loans receivable, held for sale	$71,385,850	$80,321,805

	September 30, 2005
	Carrying Value	Fair Value
Private student loans receivable, held for sale	$7,962,903	$8,843,947

The Company determined the fair value of its student loans receivable through a net present value analysis of its student loan portfolios, adjusted for defaults, delinquencies, and prepayments. The carrying value is the Company’s cost, which does not include any allowance for doubtful accounts.

Stock Based Compensation

At September 30, 2006, the Company had two stock-based compensation plans, the revised 2004 Omnibus Incentive Plan and the 2005 Consultant Incentive Plan, both of which were registered with the Securities and Exchange Commission in November, 2005. During the quarter ended December 31, 2005, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement 123(R), “Share-Based Payments” (“FAS123R”). FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The Company recognized $767,920 in stock based compensation expense for the three months ended September 30, 2006.

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

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

MRU Lending, Inc. and MRU Funding SPV, Inc. have loan purchase agreements with Doral Bank Federal Savings Bank New York (Doral Bank), an affiliate of the Doral Financial Corporation. Through November 30, 2005, MRU Lending, Inc. had a loan purchase agreement with Webbank, a Utah state chartered financial institution and a wholly owned subsidiary of WebFinancial Corporation.

The Doral Bank-MRU Lending loan program is secured by a $1 million ninety-day certificate of deposit held by MRU Lending at Doral Bank, with assignment rights to Doral Bank.  The Doral Bank-MRU Funding SPV loan program is secured by a $1 million ninety-day certificate of deposit held by MRU Funding SPV at Doral Bank, with assignment rights to Doral Bank.

NOTE 3 -	STUDENT LOAN RECEIVABLES, HELD FOR SALE (CONTINUED)

Through September 30, 2006, the Company purchased the following private student loan volumes through its various subsidiary loan programs:

○	The Doral Bank-MRU Lending loan program purchased approximately $18.5 million in private student loans.

○	The Doral Bank-MRU Funding SPV loan program purchased approximately $45.2 million in private student loans.

○	The Webbank-MRU Lending loan program purchased approximately $1.5 million in private student loans.

The Company has retained servicing rights on the loans purchased under its various subsidiary loan programs and has outsourced the servicing function to a third party, who remits funds collected to us along with monthly activity reports.

NOTE 4 -	FIXED ASSETS

Fixed assets consist of the following at September 30, 2006 and 2005:

	2006	2005

Computer network equipment	$857,910	$371,081
Furniture and fixtures	60,052	21,994
Leasehold improvements	5,884	5,884
	923,846	398,959
Less: accumulated depreciation	(292,020)	(82,885)

Total fixed assets	$631,826	$316,074

Depreciation expense for the three months ended September 30, 2006 and September 30, 2005 was $73,483 and $25,277, respectively.

NOTE 5 -	INTANGIBLE ASSETS

The Company acquired a scholarship resource database in July, 2005. After identification of tangible assets in this asset purchase, the Company paid and assigned a valuation of $148,440 to this intangible asset. The Company is amortizing this asset over a three year useful life. As of September 30, 2006 and September 30, 2005, the book value of this intangible asset was $86,590 and $136,070, respectively, net of accumulated amortization of $61,850 and $12,370, respectively.

NOTE 6 -	PROVISION FOR INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting will either be taxable or deductible

NOTE 6 -	PROVISION FOR INCOME TAXES (CONTINUED)

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

There was no provision for income taxes for the three months ended September 30, 2006 and September 30, 2005.

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

	2006	2005

Deferred tax assets	$4,244,503	$2,819,008
Less: valuation allowance	(4,244,503)	(2,819,008)

Totals	$-	$-

At September 30, 2006 and September 30, 2005, the Company had accumulated deficits of $43,172,527 and $9,396,694, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods.

Following is the Company’s approximated schedule of net operating loss carry forwards:

December 31, 2000	$1,495,761
December 31, 2003	$134,000
December 31, 2004	$1,871,433
June 30, 2005	$4,071,163
June 30, 2006	$24,988,912
September 30, 2006	$10,611,258

NOTE 7-	STOCKHOLDERS’ EQUITY

Common Stock

There were 200,000,000 shares of common stock authorized, with 17,648,997 and 13,749,574 shares issued and outstanding at September 30, 2006 and 2005, respectively. The par value for the common stock is $.001 per share.

The following details the common stock transactions for the three months ended September 30, 2006:

○	23,585 warrants were exercised at a price of $2.00/warrant
○	14,000 warrants were exercised at a price of $1.60/warrant
○	26,847 warrants were exercised at a price of $0.99/warrant

The following details the common stock transactions for the three months ended September 30, 2005:

○	6,000 warrants were exercised at a price of $0.99/warrant

Series A Convertible Preferred Stock

There were 25,000,000 shares of Series A convertible preferred stock authorized, with 3,171,148 issued and outstanding as of June 30, 2005. The par value for the preferred shares is $0.001 per share.

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

On January 12, 2006, the Board of the Directors of the Company approved and authorized the mandatory conversion of the Series A Convertible Preferred Stock into the Company’s Common Stock whereas the market price of the Company’s Common Stock had exceeded $4.025 (115% of the $3.50 conversion price, as required by the Certificate of Designation of Powers, Preferences, and Rights of the Series A Convertible Preferred Stock) for twenty of the thirty most recent consecutive trading days, with the thirty day period concluding on January 12, 2006. There were 3,448,023 shares of Series A converted to common stock.

NOTE 7-	STOCKHOLDERS’ EQUITY (CONTINUED)

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

On May 8, 2006, the Company agreed to issue an additional 1,052,632 shares of the Series B Convertible Preferred Stock at $3.80 per share to Lehman Brothers Group, Inc. and Keane Capital V, LLC. Proceeds of the financing will be used to continue the Company’s growth in the private student loan market.

All Series B Convertible Preferred Stock certificates were issued as of May 8, 2006.

The Series B Convertible Preferred Stockholders shall be entitled to receive cumulative dividends on the Series B Preferred at a rate equal to six (6%) percent of the Series B Original Issue Price annually, payable in arrears in additional shares of Series B Preferred. The Series B Preferred shares paid pursuant to the foregoing dividend will be valued at the Series B Original Issue Price. Dividends on the Series B Preferred shall cease to accrue, and all accrued but unpaid dividends shall be paid in kind, by the Third Trading Day after the first day on which the Market Price (the volume weighted average price for such date on the Principal Market, as reported by Bloomberg Financial, LP) of a share of the Company’s Common Stock listed on a Principal Market (the New York Stock Exchange or the NASDAQ National Market) is at least three (3) times the Original Series B Purchase Price for at least five (5) consecutive Trading Days.

As of September 30, 2006, the Series B Convertible Preferred Stock issued has not been registered with the Securities and Exchange Commission.

NOTE 7-	STOCKHOLDERS’ EQUITY (CONTINUED)

Stock Options

Under the amended 2004 Omnibus Incentive Plan (OIP), the Company may grant either incentive stock options (ISO’s) pursuant to Section 422 of the Internal Revenue Code, non-qualified stock options (NQOs), restricted common stock, restricted common stock units, performance grants, unrestricted common stock, or stock appreciation rights grants to its officers, directors, and employees and NQOs, restricted common stock, restricted common stock units, unrestricted common stock, or stock appreciation rights to its consultants or third party service providers.

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

ISO’s and NQO’s are granted at an exercise price not less than its fair value at the date of the grant. Options granted have a maximum term of ten years. Option-vesting periods range from immediate vesting to three years, with approximately 28% of stock option grants vesting ratably over three years. At September 30, 2006 there were 672,087 shares available for future grants under the amended 2004 OIP and 1,250,513 shares available for future grants under the 2005 Consultant NQO Plan.

The weighted-average fair value of these grants, calculated using the Black-Scholes valuation method under the assumptions indicated below, was $2.34 in 2006, $2.30 in 2005, and $3.34 in 2004.

The key assumptions for the Black-Scholes valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate, and exercise price. Many of these assumptions are judgmental and highly sensitive. Following is a table of the key weighted average assumptions used in the valuation calculations for the options granted in the three years ended December 31, 2004, June 30, 2005, and June 30, 2005, and a discussion of our methodology for developing each of the assumption used in the valuation model. Note

NOTE 7-	STOCKHOLDERS’ EQUITY (CONTINUED)

that there were no options granted in the three months ended September 30, 2006.

	2006	2005	2004
Expected term	6.5 yrs	6.5 yrs	6.5 yrs
Expected volatility	26%	73%	39%
Risk-free interest rate	4.698%	4.211%	4.360%
Dividend yield	0%	0%	0%

Expected Term. This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. The Company lacks historical exercise data that it may rely on to determine expected term for the grants issued through September 30, 2006. Therefore the Company has relied on the simplified method for expected term as defined by the SEC Staff Accounting Bulletin 107 (SAB 107), where expected term equals the sum of the vesting term and the original contractual term, which is then divided by two. The Company has noted that the simplified method for estimating expected term is only available for option grants through December 31, 2007, when the SEC anticipates more detailed information should be widely available by then. An increase in the expected term will increase share-based compensation expense.

Expected Volatility. Actual changes in the market value of our stock are used to calculate the volatility assumption. The Company calculated daily market value changes during the period that the grant was issued to determine volatility, which was then annualized. An increase in the expected volatility will increase share-based compensation expense.

Risk-Free Interest Rate. This is the ten-year US Treasury zero coupon bond interest rate posted at the date of grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase share-based compensation expense

Dividend Yield. This is the annual rate of dividends per share over the exercise price of the option. The Company has no history of paying a dividend, so this has been 0%. An increase in the dividend yield will increase share-based compensation expense.

Forfeiture Rate. This is the estimated percentage of options granted that are expected to be forfeited before becoming fully vested, i.e., service-based awards where the full award does not vest due to non-completion of the service by the employee, director, or consultant. This percentage is derived from historical experience. An increase in the forfeiture rate will decrease compensation expense.

The following table summarizes the stock option activity for the three months ended September 30, 2006 and 2005:

	2006	2005
Options outstanding at beginning of period	4,762,237	1,836,500
Options granted	0	50,000
Options exercised	0	0
Options forfeited or expired	(338,585)	0
Options outstanding at year end	4,423,652	1,886,500
Exercisable options at year end	3,473,071	1,292,748

NOTE 7-	STOCKHOLDERS’ EQUITY (CONTINUED)

The following table summarizes information about stock options outstanding at September 30, 2006:

Exercise Price Range	Number Outstanding	Weighted Average Remain. Life	Number Exercisable	Weighted Average Exer. Price

$0.01-$1.00	600,000	7.77	600,000	$1.00
$1.01-$2.00	595,000	8.00	579,348	$1.67
$2.01-$3.00	393,250	8.18	330,731	$3.00
$3.01-$4.00	2,144,997	9.02	1,261,546	$3.32
$4.01-$5.00	260,108	9.02	214,210	$4.58
$5.01-$6.00	430,237	9.61	374,572	$5.90

TOTAL	4,423,652		3,360,407	$2.82

Warrants

In the three months through September 30, 2005, there were 6,000 warrants exercised at $0.99.

In the three months through September 30, 2006, there were 23,585 warrants exercised at $2.00, 14,000 warrants exercised at $1.60, and 26,847 warrants exercised at $0.99.

The Company has the following warrants outstanding for the purchase of its common stock:

Exercise Price	Expiration Date	Sep 30, 2006	Sep 30, 2005

$0.02	April 2009	0	89,950
$0.50	September 2006	0	37,021
$0.99	September 2006	0	62,220
$0.99	December 2006	808,540	818,646
$0.99	December 2007	530,603	530,603
$0.99	December 2008	530,607	530,607
$0.99	April 2009	22,740	22,740
$1.60	July 2007	100,000	100,000
$1.60	July 2009	350,896	412,950
$2.00	July 2007	374,481	512,115
$2.00	October 2007	0	7,075
$3.50	February 2007	7,999,449	7,999,449
$3.50	February 2010	227,500	227,500
$3.50	February 2016	1,482,751	0
$3.80	December 2010	159,000	0
$3.80	February 2011	2,236,842	0
$3.80	December 2016	412,437	0
$4.00	April 2010	50,000	50,000

TOTAL		15,361,547	11,350,876

NOTE 7-	STOCKHOLDERS’ EQUITY (CONTINUED)

Exercisable warrants	13,444,665	9,896,431

Weighted average exercise price	$3.14	$2.88

NOTE 8-	CREDIT LINE WITH UNIVERSAL FINANZ HOLDING AG

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

As of September 30, 2006 and September 30, 2005, there were no amounts outstanding on the credit line with Universal Finanz Holding AG to any Company subsidiary or affiliate.

NOTE 9-	CREDIT LINE WITH NOMURA CREDIT & CAPITAL, INC.

On February 4, 2005, MRU Lending, Inc. (“MRU Lending”), a wholly-owned subsidiary of MRU Holdings, Inc. (“the Company”) entered into a credit agreement (the “Credit Agreement”), by and among Nomura Credit & Capital, Inc. as Agent (“Nomura”), a subsidiary of Nomura Holdings, Inc., and the institutions from time to time party thereto as lenders, pursuant to which the lenders have agreed to provide MRU Lending with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. The loans under the Credit Agreement are secured by, among other things, a lien on all of the student loans financed under the Credit Agreement and any other student loans owned by MRU Lending and not otherwise released, together with a pledge of 100% of the capital stock of MRU Lending. The Credit Agreement contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. The Company paid $206,500 in deferred financing fees in association with the Credit Agreement. The Company recognized amortization expense associated with the financing fees of $17,178 for the three months ended September 30, 2006 and $17,208 for the three months ended September 30, 2005.

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

As of September 30, 2006, MRU Lending obtained approximately $19 million in financing against the Nomura line of credit by collateralization of loans originated through the loan

NOTE 9 -	CREDIT LINE WITH NOMURA CREDIT & CAPITAL, INC.

programs with Doral Bank FSB New York and Webbank. Through purchases of defaulted loans by MRU Lending and repayment by MRU Lending to Nomura for prepayments and payments of scheduled principal loan payments by the borrowers to MRU Lending, the September 30, 2006 outstanding balance due Nomura by MRU Lending is approximately $18.3 million, which is due by February, 2008.

NOTE 10 -	CREDIT LINE WITH MERRILL LYNCH BANK USA (MLBU)

On January 23, 2006, the Company’s private student lending subsidiary, MRU Funding SPV, Inc. (“MRUF”) entered into a definitive agreement with MLBU pursuant to which MLBU will provide MRUF with a $175 million revolving credit facility for the origination and warehousing of private student loans. The facility has a one year term, with annual renewals at the option of both parties. As a result of this transaction, MLBU was granted a warrant, subject to certain terms and conditions, to purchase up to 4.9% of the Company’s Common Stock. This transaction closed in February 2006. Through September 30, 2006, the Company paid $787,500 in deferred financing fees in association with the Credit Agreement. The Company recognized amortization expense associated with the financing fees of $783,672 for the three months ended September 30, 2006.

As of September 30, 2006, the MRUF obtained approximately $46.8 million in financing through the MLBU line of credit by collateralization of loans originated through the Doral Bank FSB New York-MRUF loan program.

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

The balance due to the Bank for origination of MRUL private student loans was $0 and $1,377,993 as of September 30, 2006 and September 30, 2005.

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

NOTE 11 -	LOAN PROGRAM AGREEMENTS (CONTINUED)

The balance due to the Bank for origination of MRUO private student loans was $5,316,951 as of September 30, 2006.

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

The Company has no balance due to Webbank for origination of loans as of September 30, 2005

NOTE 12 -	PATENTS

The Company has a patent pending for a business method. This business method enables the company to provide customized financial products to consumers.

NOTE 13 -	COMMITMENTS AND CONTINGENCIES

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

The following is a schedule by years of future minimum rental payments required under the operating leases which have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2006:

NOTE 13 -	COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the twelve months ending September 30, 2006:

2007	396,070
2008	382,319
2009	159,299
2010	0

$937,688

NOTE 14 -	RELATED PARTY TRANSACTIONS

The obligations of the Company under the ISID Finance of America, Inc. sub-lease are guaranteed by Edwin J. McGuinn, the Company’s Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the Sub-landlord.

NOTE 15 -	SUBSEQUENT EVENTS

During October 2006, Nomura Credit and Capital, Inc. exercised seven hundred thousand (700,000) warrants with an exercise price of $3.50 with gross proceeds to the Company of $2,450,000.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows, especially those risk factors filed with our Annual Report 10-KSB for the year ended June 30, 2006. This discussion should be read in conjunction with the consolidated financial statements including the related footnotes. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

OVERVIEW
WHO WE ARE AND WHAT WE DO

We are a specialty finance company that facilitates and provides students with funds for higher education. Equipped with proprietary analytical models and decision tools, we are able to profile and provide customized financial products to students in a more competitive and customer friendly manner. We have entered into the student lending market as an originator and holder of Federal and private student loans. Within the last three months, we began to originate, lend, and hold Federal Family Education Loan Program (FFELP) loans.

We generate revenues from: interest accrued on our student loan portfolios, origination fee revenue on our student loan portfolios, and residual cash flows from the sale or securitizations of portfolios of our student loans.

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

In addition to our unique underwriting methodology, we take a highly focused approach to our marketing while maintaining one of the most diverse sourcing channels in the industry. Of the approximately 6,400 accredited institutions of higher education in the United States, we focus on a confined subset of undergraduate and professional graduate institutions. The professional graduate disciplines that we target include law, business administration, engineering and medicine. These criteria define our lending and marketing methods. We believe that this targeted approach will consistently yield the optimal mix of attractive pricing, acceptable credit risk and a sufficiently deep base of potential customers. We use a highly diverse approach to sourcing potential customers which we believe will create more sustainable distribution channels than our competitors. We are one of the few companies in this sector to market directly to students. Our direct marketing channels include Internet marketing campaigns, print advertising campaigns, direct mail campaigns, and our branded MyRichUncle™ web site: www.MyRichUncle.com. In addition, we have developed indirect origination sources including referrals from third party referral companies for whom we may provide a private labeled set of student loan products. Equipped with our unique credit model, our focused marketing and diverse distribution channels, we are well positioned to grow in the market for higher educational products and services.

The Company’s earnings and growth in earnings are directly affected by the size of its portfolio of student loans, the interest rate characteristics of our student loan portfolios, and the costs associated with originating, financing, and managing our student loan portfolios.

The Company’s interest income, or net interest earned on its student loan portfolios, is the primary source of the Company’s income and is primarily impacted by the size of the portfolio and the Company’s management of its portfolio for defaults and delinquencies. The alternative private student loans that the Company originated through the Webbank-MRU Lending, Inc. loan program bear variable rates of interest that are adjusted monthly with the changes in the London Interbank Offered Rate (LIBOR). The alternative student loans that the Company currently originates through the Doral Bank-Federal Savings Bank New York (Doral Bank)-MRU Lending, Inc. and the Doral Bank-MRU Funding SPV, Inc. loan programs bear variable rates of interest that are adjusted quarterly with LIBOR. Since the Company has outsourced the servicing of its alternative private student loan portfolios to a third party, who is responsible for sending monthly statements and collecting payments from our borrowers, remitting those payments to the Company, and generating reporting on its activities to the Company, this third party is also responsible for adjusting the interest rates on all alternative student loans based on the applicable LIBOR term.

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

In determining the adequacy of the allowance for the loan losses on our alternative private student loan portfolio, the Company considers several factors including: loans in repayment versus those in deferred status, delinquency history, and recoveries.

The Company plans to either sell or securitize student loan portfolios, which will generate a gain on sale for the Company for this asset. The timing of this event is dependent on several factors, including but not limited to the following: the size of the Company’s student loan portfolios, the financial ability of the Company to hold this asset, the market at the time of the transaction for this asset class, and the ability of the Company to support the requirements for a sale or securitization transaction.

Operating expenses include the indirect costs to generate and acquire student loans and other general and administrative expenses. Operating expenses also include the depreciation of capital assets and amortization of intangible assets.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED TO THE THREE MONTHS ENDING SEPTEMBER 30, 2005

REVENUES. For the three months ended September 30, 2006, the Company generated $1,288,347 in operating revenues; $1,112,631 in interest income from the private student loan portfolio, $140,194 in origination processing fees from the Achiever Fund I LLC affiliate, $19,647 in origination fee revenue from the private student loan portfolio, $9,372 in interest income from the federal student loan portfolio, $6,250 in Scholarship Resource Network license fees, $190 in late payment fees, and $63 in private student loan referral marketing fees. This is compared to $48,688 operating revenues for the three months ended September 30, 2005. Operating revenues for the prior period comprised $39,124 in interest income from the private student loan portfolio, $9,334 in Scholarship Resource Network license fees, and $230 in consolidated loan referral marketing fees.

Revenues increased over the prior year as a function of private student loan originations. The Company originated $31.6 million in private student loans during the three months ended September 30, 2006 compared to $7.7 million in private student loans during the three months ended September 30, 2005.

COSTS OF REVENUES. For the three months ended September 30, 2006, the Company incurred $885,392 in credit facility interest expense and origination bank costs, $229,455 in private student loan referral marketing costs, $56,174 in servicing and custodial costs, and $11,250 in Scholarship Resource Network consulting and hosting costs for total incurred costs of revenue of $1,182,271. This is compared to $142,821 costs of revenue for the three months ended September 30, 2005. Costs of revenue for the prior period comprised $59,971 in credit facility interest expense and origination bank costs, $35,370 in private student loan referral marketing costs, $23,300 in consolidation student loan referral marketing costs, $15,350 in Scholarship Resource Network consulting and hosting costs, and $8,830 in servicing and custodial costs.

For the three months ended September 30, 2006, the Company accrued bad debt expense of $1,695,455 based on an analysis of the delinquent history on the portion of its student loan portfolio that is currently serviced and applied to the Company’s entire student loan portfolio (both currently servicing and deferred servicing). There was no bad debt expense accrual for the three months ended September 30, 2005, as the Company’s then current portion of the student loan portfolio had no delinquency history through that period of time.

OPERATING EXPENSES AND NET LOSS. For the three months ended September 30, 2006, our total operating expenses were $9,193,772, compared to $2,617,781 for the three months ended September 30, 2005. 47% of all operating expenses for the three months ended September 30, 2006 were for sales and marketing expenses of $4,295,088, which was due to marketing the Company’s products before and during the late summer and early fall college enrollment cycle. This compares to spending 38% ($990,224) of all operating expenses for the three months ended September 30, 2005 ($2,617,781) on the Company’s sales and marketing efforts for that year’s late summer and early fall college enrollment cycle.

The increased marketing was reflected in increased operations costs to process more applications and fund more credit requests ($1,316,015 for the three months ended September 30, 2006 versus $534,936 for the three months ended September 30, 2005).

The Company also grew out the corporate general and administration functions ($1,836,004 for the three months ended September 30, 2006 versus $501,913 for the three months ended September 30, 2005) and technology development function ($631,495 versus $195,517).

For the three months ended September 30, 2006, our operating loss was $10,783,151 compared to $2,711,914 for the three months ended September 30, 2005.

For the three months ended September 30, 2006, our net interest income was $170,822 making our net loss before taxes $10,611,258. This is compared to the three months ended September 30, 2005, when we had net interest income of $21,229, which made our net loss before taxes $2,690,685.

LIQUIDITY AND CAPITAL RESOURCES. Our liquidity requirements have consisted, and we expect that they will continue to consist, of capital expenditures, facility interest expenses, sales and marketing expenses, and general corporate expenses.

We expect to continue to leverage our credit facilities with Merrill Lynch Bank USA (Merrill) and Nomura Credit and Capital (Nomura) to provide the Company the required funding to originate future alternative private student loans to the Company’s customers.

As of September 30, 2006, the Company had cash and cash equivalents of approximately $5.1 million compared to approximately $1.2 million as of September 30, 2005. As of September 30, 2006, the Company had restricted cash of approximately $6.5 million compared to $2.5 million as of September 30, 2005. Approximately $6.3 million of the September 30, 2006 balance of restricted cash is security for the Company’s loan sale agreements with Doral Bank and fluctuate with the volume of the loans originated and the advances against the Company’s credit facilities with Nomura and Merrill Lynch.

As of September 30, 2006, the Company had approximately $2.2 million in accounts payable, approximately $1.4 million in accrued expenses, and approximately $234 thousand in accrued payroll. This is compared to accounts payable of approximately $1 million, accrued expenses of approximately $436 thousand, and accrued payroll of approximately $280 thousand as of September 30, 2005. Approximately $1 million of the September 30, 2006 accrued expenses are for the Series B Preferred Stock dividends, which are accrued and paid annually in additional shares of Series B Preferred Stock.

COMMITMENTS AND CONTINGENCIES. The Company lease office and other corporate space under leases with terms between one and four years. Monthly payments under the current leases range from $1,525 to $31,860. The Company is required to pay its pro rata share of costs related to certain of the leased facilities.

The Company has a $165 million three-year credit facility to collateralize its alternative private student loans with Nomura and a $175 million one year credit facility with Merrill, terms of both facilities described in the Notes to the Consolidated Financial Statements filed with this quarterly report 10-QSB. At September 30, 2006, the Company has approximately $18.3 million in net advances on the Nomura credit facility and approximately $46.8 million in net advances on the Merrill credit facility. At September 30, 2005, the Company had approximately $5 million in net advances on the Nomura credit facility.

The Company’s subsidiaries MRU Lending, Inc. and MRU Funding SPV, Inc. have loan sale agreements with Doral Bank. At September 30, 2006, the Company had total commitments to Doral Bank of approximately $5.3 million compared to approximately $1.8 million at September 30, 2005.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

In the near term, we intend to use our cash on hand and existing credit facilities to support the ongoing operating and financing requirements of implementing our business plan. We believe that our current liquidity should be sufficient to meet our cash needs for working capital through the next twelve months. However, if cash generated from operations, cash on hand, and existing credit facilities are insufficient to satisfy liquidity requirements, we will seek additional debt or equity financing. Additional funding may not be available when needed or not available at terms acceptable to the Company. If the Company is required to raise additional financing and if adequate funds are not available or not available at acceptable terms, the ability to fund growth, develop and/or enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on our business, financial conditions, results of operations, and cash flow.

Our long-term liquidity will depend on the Company’s ability to execute on our business plan and to commercialize our financial products and services.

The Company is focused on generating FFELP and private student loan volume from its two primary loan volume channels: direct to consumer and third-party referral marketing partners. In the direct to consumer channel, the Company is actively focusing on leveraging its marketing message and evaluating the mediums in which it communicates its message. In the third-party referral marketing partner channel, the Company is working with existing referral marketing partners to train partner staffs on the Company’s products and implement processes and systems to enable referral marketing partners’ customers to easily connect to the Company’s products.

Operationally, the Company is seeking continuous improvement in its internal processes and systems to shorten the time frame from when a customer initiates a credit request to when the Company disburses the approved loan. The Company continues to attempt to better understand the Company’s customer service experience so that prospective and current borrowers can more easily understand the terms and conditions of the Company’s product offerings versus the Company’s competitors and more easily comply with the Company’s information requests required to underwrite the credit requested.

OFF-BALANCE SHEET ARRANGEMENTS/TRANSACTIONS.

As of September 30, 2006, the Company’s MRU Universal Guarantee Agency, Inc. (MRUG) subsidiary has no outstanding commitments under the credit line provided by the commitment letter MRUG received from Universal Finanz Holding AG on October 25, 2004.

INFLATION.

Inflation was not a material factor in either revenue or operating expenses during the periods presented.

CRITICAL ACCOUNTING POLICY AND ESTIMATES.

The Company’s Management and Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. On an on-going basis, management evaluates its estimates and judgments, including but not limited to those related to revenue recognition, accrued expenses, financing operations, contingencies, and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, such estimates may be the most significant accounting estimates inherent in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. These accounting policies are described and disclosed at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this quarterly report.

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

On August 9, 2006, the Securities and Exchange Commission (SEC) announced an extension for compliance for non-accelerated filers for the Section 404 internal control requirements of the Sarbanes-Oxley Act of 2002. In order to permit non-accelerated filers and their auditors to have the benefit of the management guidance that the SEC intends to issue, and to have the opportunity to evaluate and implement the revisions that the Public Company Accounting Oversight Board (PCAOB) plans to make to Auditing Standard Number 2, An Audit of Internal Controls Over Financial Reporting performed in Conjunction with an Audit of Financial Statements, the SEC expects to issue a short postponement of the effective date of the SEC’s rules implementing Section 404 for non-accelerated filers. It is anticipated that any such postponement would nonetheless require all filers to comply with the management assessment required by Section 404(a) of Sarbanes-Oxley for fiscal years beginning on or after December 16, 2006. As the Company is a non-accelerated filer for purposes of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the Company will be required to be compliant with Section 404 for the fiscal year beginning July 1, 2007 and ending June 30, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties. As of the date of this report, no director, officer or affiliate is a party adverse to the Company in any legal proceeding or has an adverse interest to the Company in any legal proceedings. The Company is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
3.1	Amended and Restated Certificate of Incorporation.	Appendix A to the Definitive Information Statement on Form 14C, filed with the SEC on January 23, 2006, File No. 000-33487.
3.2	By-laws.	Exhibit 3.2 to the Registration Statement on Form SB-2, filed with the SEC on August 10, 2001, File No. 333-67222.
4.1	Securities Purchase Agreement by and among MRU Holdings, Inc. and the purchasers of Series B Convertible Preferred Stock.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2006, File No. 000-33487.
10.1	Credit Agreement between MRU Lending, Inc. and Nomura Credit & Capital, Inc., dated February 4, 2005	Exhibit 10.1 to Company’s Registration Statement on Form SB-2 filed with the SEC on March 22, 2005, File No. 333-123503.
10.2	Employment Agreement dated November 17, 2004 between the Company and Edwin J. McGuinn, Jr.	Exhibit 10 to Company’s Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on November 18, 2004, File No. 333-118518.
10.3	Loan Program Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY, FSB	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.
10.4	Loan Sale Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY, FSB	Exhibit 10.2 on Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.
10.5	Sublease between ISID Finance of America, Inc. and MRU Holdings, Inc. dated April 26, 2005	Exhibit 10.1 to Company’s Current Report on From 8-K filed on May 18, 2005, File No. 000-33487.
10.6	Guaranty of Edwin McGuinn in favor of ISID Finance of America, Inc. dated April 26, 2005	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.
10.7	Consent to Sublease of 1114 Trizechahn-Swig, L.L.C.	Exhibit 10.3 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.
10.8	Amended and Restated 2004 Ominibus Incentive Plan.	Appendix C to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
10.9	2005 Consultant Incentive Plan.	Appendix C to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

________________
* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly registered.

MRU HOLDINGS, INC.

Date: November 14, 2006	By:	/s/ Edwin J. McGuinn, Jr.
Edwin J. McGuinn, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2006	By:	/s/ Vishal Garg
Vishal Garg
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
3.1	Amended and Restated Certificate of Incorporation.	Appendix A to the Definitive Information Statement on Form 14C, filed with the SEC on January 23, 2006, File No. 000-33487.
3.2	By-laws.	Exhibit 3.2 to the Registration Statement on Form SB-2, filed with the SEC on August 10, 2001, File No. 333-67222.
4.1	Securities Purchase Agreement by and among MRU Holdings, Inc. and the purchasers of Series B Convertible Preferred Stock.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2006, File No. 000-33487.
10.1	Credit Agreement between MRU Lending, Inc. and Nomura Credit & Capital, Inc., dated February 4, 2005	Exhibit 10.1 to Company’s Registration Statement on Form SB-2 filed with the SEC on March 22, 2005, File No. 333-123503.
10.2	Employment Agreement dated November 17, 2004 between the Company and Edwin J. McGuinn, Jr.	Exhibit 10 to Company’s Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on November 18, 2004, File No. 333-118518.
10.3	Loan Program Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY, FSB	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.
10.4	Loan Sale Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY, FSB	Exhibit 10.2 on Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.
10.5	Sublease between ISID Finance of America, Inc. and MRU Holdings, Inc. dated April 26, 2005	Exhibit 10.1 to Company’s Current Report on From 8-K filed on May 18, 2005, File No. 000-33487.
10.6	Guaranty of Edwin McGuinn in favor of ISID Finance of America, Inc. dated April 26, 2005	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.
10.7	Consent to Sublease of 1114 Trizechahn-Swig, L.L.C.	Exhibit 10.3 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.
10.8	Amended and Restated 2004 Ominibus Incentive Plan.	Appendix C to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
10.9	2005 Consultant Incentive Plan.	Appendix C to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

_____________
* filed herewith