Form 10QSB/A
period 2005-03-31
MRU HOLDINGS INC
filed 2007-02-12
CIK 1145202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
(AMENDMENT NO. 1)
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission file number 001-33073

_______________________________________________________________________
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

As of May 12, 2005, the latest practicable date, 13,586,201 of the issuer's common shares, $0.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes	☐	No	☒

EXPLANATORY NOTE

MRU Holdings, Inc. (“MRU” or the “Company”) timely filed its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005 (the “Quarterly Report”) with the Securities and Exchange Commission on May 16, 2005. On December 4, 2006 the Company’s Board of Directors concluded, based on the recommendations of the Company’s management, independent registered public auditors and Audit Committee, that the Company should restate its previously issued financial statements (balance sheet, statement of operations and statement of changes in stockholders’ equity) for the fiscal years ended June 30, 2005 and 2006, and the financial statements (balance sheet and statement of operations) for the quarters ended March 31, September 30 and December 31, 2005 and March 31 and September 30, 2006.

The restatement is being made to give effect to the impact of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, for the issuance and dividends related to the Company’s Series A and B Convertible Preferred Stock. The Company decided that its past accounting for these equity issuances did not properly account for the difference between the issued price per share and the market price of the Company’s common stock on the commitment dates for these issuances and related dividends.

As a result of this decision, the Company is restating its statements of operations for the periods identified above to increase the preferred stock dividends for the effects of the beneficial conversion feature contained in the Company’s Series A and B Convertible Preferred Stock; this change will also increase the Company’s loss available to common shareholders and the resulting earnings per share reported. The Company’s decision will also result in a restatement of the equity sections of the balance sheets for the dates indicated above to create additional paid-in capital accounts for the beneficial conversion features of the Series A and B Convertible Preferred Stock and to increase the Company’s accumulated deficits as of these dates. The restatements have no effect on total shareholders’ equity. Further, this decision has no other effects on the Company’s results of operations or financial condition as previously reported for the stated periods.

This Amendment No. 1 to the Quarterly Report on Form 10-QSB (“Amendment No. 1”) is being filed for the purpose of amending Items 1, 2 and 3 of Part I of the Quarterly Report. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Quarterly Report has been amended to contain currently dated certifications of the Company’s chief executive officer and chief financial officer. As required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our chief executive officer and chief financial officer are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other amendments are being made to the Quarterly Report. All other Items of the original filing on Form 10-QSB for the period ended March 31, 2005 filed on May 16, 2005 are unaffected by this Amendment No. 1 and such Items have not been included in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the March 31, 2005 date of the Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the original filing of the Quarterly Report, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY PACIFIC TECHNOLOGY, INC.)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(RESTATED)
MARCH 31, 2005

ASSETS

2005
(Restated)
Current Assets:
Cash and cash equivalents	$9,249,870
Accounts Receivable	20,246
Prepaid expenses and other current assets	230,343
Total Current Assets	9,500,459

Fixed assets, net of depreciation	151,776

Other Assets:
Security Deposits	24,263
TOTAL ASSETS	$9,676,498

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	406,170
Accrued expenses	42,543
Liability for stock to be issued	80,000
Total Current Liabilities	528,713
Total Liabilities	528,713

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $.001 par value; 5,000,000 shares authorized and 3,250,006
shares issued and outstanding	3,250
Common Stock, $.001 par value; 50,000,000 shares authorized,
13,586,201 issued and outstanding	13,586
Additional paid-in capital	14,240,452
Additional paid-in capital - Series A beneficial conversion feature	6,175,000
Accumulated deficit	(11,284,503)
Total Stockholders' Equity (Deficit)	9,147,785

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$9,676,498

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY PACIFIC TECHNOLOGY, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(RESTATED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004
	(Restated)

OPERATING REVENUES
Referral income - private student loans	$171	$0
Referral income - consolidation loans	5,040	932
Total Operating Revenues	5,211	932

OPERATING EXPENSES
Corporate, general, and administrative expenses	1,671,628	11,170
Sales and marketing expenses	61,688	0
Operations expenses	523,449	0
Legal expenses	509,784	0
Depreciation and amortization	12,440	468

Total Operating Expenses	2,778,989	11,638

NET OPERATING (LOSS)	(2,773,778)	(10,706)

OTHER INCOME( LOSS)
Interest income	47,397	-
Interest expense	(67,781)	-
Other expenses	(1,900)	-
Unrealized loss on investment	-	(1,500)

Total Other Income/(Loss)	(22,284)	(1,500)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,796,062)	(12,206)
Provision for income taxes	-	-

NET (LOSS)	(2,796,062)	(12,206)

LESS PREFERRED STOCK DIVIDEND	(6,175,000)	-

NET (LOSS) APPLICABLE TO COMMON SHARES	$(8,971,062)	$(12,206)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.660)	$(0.001)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	13,586,201	10,300,000

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED March 31, 2005 AND 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(8,971,062)	$(12,206)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	12,440	468
Series A Preferred Stock Dividends	6,175,000	-
Unrealized loss on investment	-	1,500

Changes in Assets and liabilities
(Increase) in accounts receivable	(20,246)	-
(Increase) in prepaid expenses and other assets	(74,025)	(983)
Increase (decrease) in accounts payable and accrued expenses	(12,869)	(1,018)

Total adjustments	6,080,300	(33)

Net cash (used in) operating activities	(2,890,762)	(12,239)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(97,095)	-
(Increase) in investment	-	(1,500)
Advances	-	30,500

Net cash provided by (used in) investing activities	(97,095)	29,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock and equity - net of expenses	10,508,850	-
Proceeds from exercise of warrants for common stock to be issued	80,000	-

Net cash provided by financing activities	10,588,850	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,600,993	16,761

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,648,877	49

CASH ANDCASH EQUIVALENTS - END OF PERIOD	$9,249,870	$16,810

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY PACIFIC TECHNOLOGY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION

The consolidated unaudited interim financial statements included herein have been prepared by MRU Holdings, Inc. and its subsidiaries (the "Company"), (formerly known as Pacific Technology, Inc.) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The results for the three months ended March 31, 2005 may not be indicative of the results for the entire year.

These consolidated unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein.

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

The Company has permanently discontinued the business of selling and distributing optical storage devices and has adopted the Iempower business plan directed primarily at providing students with funds for higher education using a proprietary approach of analyzing future repayment potential to profile and provide customized financial products to students. The Company receives financing requests from students, which the Company refers to lenders. The Company also proposes to originate federal loans, which are student loans guaranteed by the federal government, and private student loans.

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

SECURITY DEPOSITS

As of March 31, 2005, the Company had $24,263 in security deposits held and controlled by other parties to secure lease agreements the Company has for office space and facilities in New York City, NY.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2005 and 2004, the Company's uninsured cash balances were $9,149,870 and $0, respectively.

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

(LOSS) PER SHARE OF COMMON STOCK

Historical net (loss) per common share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as common stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2005	2004

Net (loss)	$(8,971,062)	$(12,206)

Weighted-average common stock
Outstanding (Basic)	13,586,201	10,300,000

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common stock outstanding (Diluted)	13,586,201	10,300,000

For March 31, 2005 and 2004, warrants (11,436,656 and 7,324,375, respectively) were not included in the computation of diluted EPS because their inclusion would have been antidilutive. For March 31, 2005 and 2004, options (1,500,000 and 0, respectively) were not included in the computation of diluted EPS because their inclusion would have been antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Statements, (FAS 107), requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

March
31, 2005
Cash	$9,249,870
Accounts Receivable	20,246
Accounts Payable	406,170

STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock- Based Compensation", and has adopted the enhanced disclosure provisions of SFAS No. 148, "Accounting for Stock Base Compensation - Transition and Disclosures", an amendment of SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 and, as amended, SFAS 148.

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

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment," FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to 1) record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its results and financial position.

NOTE 3-  FIXED ASSETS

Fixed assets consisted of the following at March 31, 2005:

2005

Computer network equipment	$154,582
Furniture and fixtures	25,327
179,909
Less: accumulated depreciation	(28,133)

Total fixed assets	$151,776

Depreciation expense for the three months ended March 31, 2005 was $12,440.

NOTE 4-  PROVISION FOR INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting will either be taxable or deductible when the assets or liabilities are recovered or settled. The difference between the basis of assets and liabilities for financial and income tax reporting are not material; therefore, the provision for income taxes from operations consists of income taxes currently payable.

The nature of the timing difference generating the deferred tax asset is the accumulated net operating loss carryforwards that can be applied towards mitigating future tax liabilities of the Company. The Company has established a valuation account at the full value of the tax deferred asset.

There was no provision for income taxes for the three months ended March 31, 2005.

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases.

The Company’s deferred tax asset, for which the Company has set aside a valuation allowance at an equal amount, is due to the expected tax benefit of the Company’s net operating losses. To date the Company’s operations have not generated any federal, state, or local taxes beyond the minimum filing requirements, which cannot and have not been mitigated by operating loss carryforwards. The Company does not have an effective tax rate due to the Company’s lack of taxable profits to date.

At March 31, 2005, the Company had an accumulated deficit of approximately $5,109,503, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. The Company’s beneficial conversion feature for the Series A Convertible Preferred Stock increases the Company’s accumulated deficit but does not contribute to net operating losses that can be used to offset future taxable income.

2005

Provision for taxes	$2,043,801
Valuation for deferred assets	(2,043,801)

Total	$-

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

SERIES A PREFERRED STOCK

There were 5,000,000 shares of preferred stock authorized, with 3,250,006 issued and outstanding as of March 31, 2005. The par value for the preferred shares is $.001 per share.

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

The Series A Preferred Stock is convertible at any time into Common Stock at a price of $3.50 per share subject to adjustment for future stock issuances, splits, dividends, and recapitalizations. Cumulative dividends of 4% per annum are payable quarterly in arrears in cash or additional shares of Series A Preferred Stock. The Series A Preferred Stock has no voting rights except on certain defaults in the Company’s payment of dividends and as otherwise required by law.

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

On February 4, 2005, contemporaneously with and as a condition to the transaction described, the Company sold 3,250,006 shares of its Series A Preferred Stock at a price of $3.50 per share to certain accredited investors in a private placement transaction. The Company received gross aggregate proceeds of $11,375,000 from the sale of these securities.

For the three months ended March 31, 2005, the additional paid-in capital account for the beneficial conversion feature for the Series A Preferred Stock was $6,175,000.

STOCK OPTIONS

On August 24, 2004, the Company adopted an Omnibus Incentive Plan (OIP) authorizing the grant of incentive and non-incentive options for an aggregate of 1,500,000 shares of the Company’s common stock to directors, officers, employees, and consultants. Incentive options are to be granted at fair market value as determined by the Company’s stock price on the date of grant. Options are to be exercisable as per the vesting requirements determined by the Company’s board of directors.

If compensation expense for the Company’s stock-based compensation plans had been determined consistent with SFAS 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share including pro forma results would have been the amount indicated below:

Period Ended
March 31, 2005
Net (Loss) Applicable to Common Shares
As Reported	$(8,971,062)
Total stock-based compensation expense
Determined under FV method	(2,092,825)
Pro forma Net (Loss)	$(11,063,887)

Net (Loss) per Share
As Reported
Primary	$(0.66)
Diluted	$(0.66)

Pro Forma
Primary	$(0.81)
Diluted	$(0.81)

The pro forma effect on net income may not be representative of the pro forma effect on net income of future years due to, among other factors: (1) the vesting period of the stock options and (2) fair value of additional stock options in future years.

The following table summarizes the stock option activity for the OIP for the three months ended March 31, 2005:

Options outstanding at beginning of period	1,430,000
Options granted	70,000
Options exercised	0
Options forfeited, expired, or cancelled	0
Options outstanding at period end	1,500,000
Exercisable options at period end	595,834

The following summarizes the range of exercise prices, weighted average exercise price and weighted average contractual life at March 31, 2005:

Exercise			Weighted	Weighted
Price	Number	Remaining	Avg. Number	Average
Range	Outstanding	Life	Exercisable	Exer. Price

$0.01-$1.00	600,000	9.28	300,000	$1.00
$1.01-$2.00	645,000	9.51	279,166	$1.64
$2.01-$3.00	182,000	9.65	5,667	$3.00
$3.01-$4.00	73,000	9.88	11,001	$3.50
$4.01-$7.00	0	0.00	0	$0.00

TOTAL	1,500,000		595,834	$1.37

WARRANTS

At March 31, 2005 there were 11,436,656 warrants outstanding. During February 2005, a warrant holder exercised 40,000 warrants at $2.00 per share. The Company received $80,000 from the warrant holder; however, the Company has not issued Common Stock for these warrants as of March 31, 2005. The Company has recorded a liability of $80,000 for stock to be issued as of March 31, 2005.

The Company has the following warrants outstanding for the purchase of its common stock:

Exercise	Expiration	March 31
Price	Date	2005

$0.02	April 2009	89,950
$0.50	September 2006	68,221
$0.99	September 2006	75,800
$0.99	December 2006	818,646
$0.99	December 2007	530,603
$0.99	December 2008	530,607
$0.99	April 2009	22,740
$1.60	July 2007	101,000
$1.60	July 2009	412,950
$2.00	July 2007	552,115
$2.00	October 2007	7,075
$3.50	February 2015	7,999,449
$3.50	February 2010	227,500

TOTAL		11,436,656

Exercisable warrants		9,982,211
Weighted average exercise price		$2.80
.
NOTE 6-  LONG TERM DEBT

On April 1, 2004, the Company received a bridge loan in the amount of $750,000, bearing interest at 5% per year based on a 360-day year. Pursuant to its terms, the bridge loan matured on the earlier of September 30, 2004 or consummation of the Share Exchange. If the Share Exchange was consummated prior to the maturity date, the lender was to cause Pacific Technology and Brean Murray & Company to exchange the loan for the number of units offered in the Share Exchange equal to the quotient obtained by dividing (a) the sum of the outstanding principal and all other amounts due under the loan on the date of the Share Exchange by (b) $1.60 (the per unit price of a unit sold to an investor in the offering completed in connection with the Share Exchange). As of July 8, 2004, the entire principal and accrued interest on the bridge loan was converted in connection with the Share Exchange into 475,000 shares of the Common Stock at $1.60 per share and warrants to acquire 88,433 shares of Common Stock at an exercise price of $2.00 per share.

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

As of March 31, 2005, there were no amounts outstanding on the credit line with Universal Finanz Holdings AG by any Company subsidiary or affiliate.

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

NOTE 10-  COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company has employment agreements with key management personnel. The terms of these agreements range between one and five years.

NAME	TITLE	EXPIRATION DATE
Edwin J. McGuinn, Jr.	Chief Executive Officer	November 11, 2007
Raza Khan	President	April 1, 2009
Vishal Garg	Chief Financial Officer	April 1, 2009
Keith Landis	MD-Operations & Sales	November 22, 2005

NOTE 11- RESTATEMENT

The March 31, 2005 financial statements have been restated to give effect to the impact of EITF 98 - 5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, for the issuance of its Series A Convertible Stock.

The March 31, 2005 financial statements have been restated to recognize an additional preferred stock dividend of $6,175,000 for the effect of the beneficial conversion feature contained in its Convertible Preferred Series A Stock resulting from the difference in the issue price per share and the market price per share of the Company’s common stock on the commitment day for the issuance of this Preferred Stock. This change has increased the accumulated deficit for the period ended March 31, 2005 from $5,109,503 to $11,284,503, increased Additional Paid in Capital - Series A Beneficial Conversion Feature from $0 to $6,175,000, and increased net loss per basic and diluted share to $0.66 per share. The effect on total Stockholders’ Equity is zero.

Item 2. Management’s Discussion and Analysis of Future Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-QSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

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

RESULTS OF OPERATIONS

OVERVIEW

The Company executed the following elements of its business plan during the First Quarter of 2005:

-
Completed $3.5 million offering of the Company's Series A Preferred Stock resulting in gross  proceeds of $11.375 million (See Note 2 - Summary of Significant Accounting Policies to the  Notes to Consolidated Financial Statements above).

-	Completed $165 million credit facility with Nomura Credit and Capital, Inc. ("NCCI") (See Note 2 - Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements above).

-	Positioned the Company for successful launch of its student loan product offerings in the second quarter of 2005.

• Of the Company's $2,776,549 operating expenses in the quarter ended March 31, 2005, $1,779,733 were non-recurring and related to financing and legal fees for the establishment of the NCCI credit facility and technology/operations consulting for development of the Company's proprietary loan application, processing, and funds distribution platform.

• The Company is confident that the majority of the costs to establish the foundation of its business plan are complete and that the business plan to successfully launch its student loan product offering to the market in the second quarter of 2005 is on schedule.

FOR THE THREE MONTHS ENDED MARCH 31, 2005, COMPARED TO THE SAME PERIOD ENDING
MARCH 31, 2004

REVENUES. For the three months ended March 31, 2005, we generated $5,211 in referral marketing revenue, compared to $932 in fee revenue for the three month period ended March 31, 2004. The Company generates referral income from referring consolidation student loan and private student loan requests from borrowers to other lenders. The Company receives referral income from other lenders after the referred borrower has completed the loan process. At this time, the Company does not have the ability to complete consolidation loans and is not yet active as a private student lender.

OPERATING EXPENSES AND NET LOSS. For the three month period ended March 31, 2005, our total operating expenses were $2,778,989, compared to $11,638 for the three month period ended March 31, 2004. The majority of operating expenses incurred for the first quarter were for financing fees of $746,500 attributable to establishing the NCCI credit facility, operations consulting of $523,449 primarily attributable to outsourcing development of the Company's proprietary loan application, processing, and funds distribution technology, and $509,784 in legal expenses primarily attributable to legal costs of establishing the NCCI credit facility. Therefore, our loss from operations for the three month period ending March 31, 2005 was $2,773,778. The Company also had $67,781 in interest expense and $47,397 in interest income making our net loss before income taxes $2,796,062. This is compared to the same period ended March 31, 2004, where the Company had total operating expenses of $11,638, consisting primarily of office expenses of $8,024 and insurance expense of $3,600. Therefore, for the three month period ended March 31, 2004, the Company experienced a net loss from operations of $10,706.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $9,249,870, accounts receivable of $20,246, and total current assets of $9,500,459 as of March 31, 2005. We also had $151,776 in property and equipment, making our total assets $9,676,498. Our total current liabilities were $528,713 as of March 31, 2005. The Company had $406,170 in accounts payable and $42,543 in accrued expenses. For the same period ended March 31, 2004, the Company had cash of $16,810, accounts receivable of $0, and total current assets of $16,810. The Company also had $9,957 in property and equipment, making our total assets $26,767. The Company has no long-term commitments, debt, or contingencies.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES

The Company's Management Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report.

Item 3. Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer had previously evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, they had previously concluded that our disclosure controls and procedures were effective, as of that date.

In connection with this filing on Form 10-QSB/A, our Chief Executive Officer and Chief Financial Officer reevaluated our disclosure controls and procedures and concluded that they were effective as of March 31, 2005 as described above. In reaching this conclusion, they considered the impact of the restatement of our financial results set forth herein.

PART II
OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
3.1	Certificate of Incorporation.	Exhibit 3.1 to Company's Registration Statement, filed with the SEC on August 10, 2001, File No. 333-67222.
3.2	Certificate of Amendment to the Certificate of Incorporation.	Exhibit 3.4 to Company's Form 8-K, filed with the SEC on March 7, 2003, File No. 000-33487.
3.3	Certificate of Designation.	Exhibit 4.1 to Company's Current Report on Form 8-K filed on February 10, 2005 File No. 000-33487.
3.4	By-laws.	Exhibit 3.2 to the Registration Statement on Form SB-2, filed with the SEC on August 10, 2001, File No. 333-67222.
4.1	2004 Omnibus Incentive Plan.	Exhibit 4(c) to Company's Registration Statement, filed with the SEC on August 24, 2004, File No. 333-118518.
10.1	Credit Agreement between MRU Lending, Inc. and Nomura Credit & Capital, Inc., dated February 4, 2005.	Exhibit 10.1 to Company’s Registration Statement on Form SB-2 filed with the SEC on March 22, 2005, File No. 333-123503.
10.2	Employment Agreement dated November 17, 2004 between the Company and Edwin J. McGuinn, Jr.	Exhibit 10 to Company’s Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on November 18, 2004, File No. 333-118518.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
________________
* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly registered.

MRU HOLDINGS, INC.

Date: February 9, 2007	/s/ Edwin J. McGuinn, Jr.
Edwin J. McGuinn, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2007	/s/ Vishal Garg
Vishal Garg
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT LIST

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.