Form 10KSB/A
period 2005-06-30
MRU HOLDINGS INC
filed 2007-02-12
CIK 1145202

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Name of small business issuer in its charter)

Commission File Number: 001-33073

Delaware	33-0954381
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1114 Avenue of the Americas, 30th Floor
New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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
☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Issuer's revenues for the year ended June 30, 2005 were approximately $239,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices on the OTC Bulletin Board on August 22, 2005 was approximately $39,735,000.

The number of shares outstanding of the issuer's common stock, $0.001 par value, as of the latest practicable date: 13,701,720 shares as of August 22, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):
☐ Yes ☒ No

EXPLANATORY NOTE

MRU Holdings, Inc. (“MRU” or the “Company”) timely filed its Transition Report on Form 10-KSB for the fiscal year ended June 30, 2005 (the “Annual Report”) with the Securities and Exchange Commission on September 28, 2005. On December 4, 2006 the Company’s Board of Directors concluded, based on the recommendations of the Company’s management, independent registered public auditors and Audit Committee, that the Company should restate its previously issued financial statements (balance sheet, statements of operations, statement of changes in stockholders’ equity) for the fiscal years ended June 30, 2005 and 2006 and the financial statements (balance sheet and statement of operations) for the quarters ended March 31, September 30 and December 31, 2005 and March 31 and September 30, 2006.

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

This Amendment No. 1 to the Transition Report on Form 10-KSB (“Amendment No. 1”) is being filed for the purpose of amending Items 6, 7 and 8A of Part II of the Annual Report. Additionally, pursuant to the rules of the SEC, Item 13 of Part III of the Annual Report has been amended to contain currently dated certifications of the Company’s chief executive officer and chief financial officer. As required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our chief executive officer and chief financial officer are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other amendments are being made to the Annual Report. All other Items of the original filing on Form 10-KSB for the period ended June 30, 2005 filed on September 28, 2005 are unaffected by this Amendment No. 1 and such Items have not been included in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the June 30, 2005 date of the Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the original filing of the Annual Report, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

PART I

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

Results of Operations

The Company executed the following elements of its business plan during the fiscal year ending June 30, 2005:

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

-
Of the Company's $4,117,814 operating expenses for the fiscal year ended June 30, 2005,  $1,646,143 were non-recurring and related to financing and legal fees for the establishment of the  NCCI credit facility, technology/operations consulting for the development of the Company's  proprietary loan application, and funds distribution platform. The Company is confident that the  majority of the costs to establish the foundation of its business plan are complete.

-	The Company established originating bank relationships with Webbank, a Utah state chartered bank.

FOR THE FISCAL YEAR ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

GROSS REVENUES. For the fiscal year ended June 30, 2005, the Company generated $239,353 in operating revenues, $238,175 in referral income from referring consolidation student loan requests to other lenders. At this time the Company does not have the ability to complete consolidation loans. The Company receives referral income from other lenders after the referred borrower has completed the consolidation loan process. This is compared to $932 in referral income for the six months ended June 30, 2004.

COSTS OF REVENUES. For the fiscal year ended June 30, 2005, the Company incurred $189,725 in referral marketing generation fees related to consolidation student loan referral income, $10,185 in originating bank fees, and $25,070 for third-party servicing of our private student loan portfolio. The Company had no costs of revenues for the six months ended June 30, 2004.

OPERATING EXPENSES AND NET LOSS. For the fiscal year ended June 30, 2005, our total operating expenses were $4,117,814, compared to $201,666 for the six months ended June 30, 2004.

Of the Company’s $4,047,219 operating expenses for the fiscal year ended June 30, 2005, $1,646,143 were non-recurring and related to financing and legal fees for the establishment of the NCCI credit facility ($791,011), technology/operations consulting for the development of the Company’s proprietary loan application and funds distribution platform ($855,132). The Company believes that the majority of the costs to establish its business are complete.

Of the remaining $2,401,076 in operating expenses for the fiscal year ended June 30, 2005, the majority of the expenses were incurred in corporate general and administrative expenses ($1,104,701), sales and marketing expenses ($729,261), and customer service/originations process operations expenses ($257,307).

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

LIQUIDITY AND CAPITAL RESOURCES. The Company had cash of $6,894,522, accounts receivable of $20,246, and total current assets of $7,456,787 as of June 30, 2005. The Company also had $273,073 in net property and equipment, making our total assets $8,300,643. Our total current liabilities were $973,897 as of June 30, 2005. The Company had $577,478 in accounts payable, $170,775 in accrued expenses and $225,644 in accrued payroll.

For June 30, 2004, the Company had cash of $475,421, accounts receivable of $0, and total current assets of $567,950. The Company also had $25,357 in net property and equipment, making our total assets $595,807. The Company had no long-term commitments, debt, or contingencies.

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

PART II

Item 7. Financial Statements.

The financial statements and related financial statement schedule are included herein and filed as a part of this report. See Index on page F-1.

Item 8A. Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer had previously evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, they had previously concluded that our disclosure controls and procedures were effective, as of that date, in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934, as amended, is disclosed on a timely basis.

In connection with this filing on Form 10-KSB/A, our Chief Executive Officer and Chief Financial Officer reevaluated our disclosure controls and procedures and concluded that they were effective as of June 30, 2005 as described above. In reaching this conclusion, they considered the impact of the restatement of our financial results set forth herein.

PART III

Item 13. Exhibits.

(a)	The following exhibits are to be filed as part of this report:

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
3.1	Certificate of Incorporation.	Exhibit 3.1 to Company's Registration Statement, filed with the SEC on August 10, 2001, File No. 333-67222.
3.2	Certificate of Amendment to the Certificate of Incorporation.	Exhibit 3.4 to Company's Form 8-K, filed with the SEC on March 7, 2003, File 000-33487.
3.3	Certificate of Designation.	Exhibit 4.1 to Company's Current Report on Form 8-K filed on February 10, 2005 File No. 001-33487.
3.4	By-laws.	Exhibit 3.2 to Company’s Registration Statement on Form SB-2, filed with the SEC on August 10, 2001, File No. 333.-67222.
4	2004 Ominibus Incentive Plan.	Exhibit 4(c) to Company's Registration Statement on Form SB-2 filed with the SEC on August 24, 2004, File No. 333-118518.
10.1	Credit Agreement between MRU Lending, Inc. and Nomura Credit & Capital, Inc., dated February 4, 2005	Exhibit 10.1 to Company’s Registration Statement on Form SB-2 filed with the SEC on March 22, 2005, File No. 333-123503.
10.2	Employment Agreement dated November 17, 2004 between the Company and Edwin J. McGuinn, Jr.	Exhibit 10 to Company’s Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on November 18, 2004, File No. 333-118518.
10.3	Loan Program Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY FSB	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.
10.4	Loan Sale Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY.	Exhibit 10.2 on Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.
10.5	Sublease between ISID Finance of America, Inc. and MRU Holdings, Inc. dated April 26, 2005.	Exhibit 10.1 to Company’s Current Report on From 8-K filed on May 18, 2005, File No. 000-33487.
10.6	Guaranty of Edwin McGuinn in favor of ISID Finance of America, Inc. dated April 26, 2005.	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.
10.7	Securities Purchase Agreement by and among MRU Holdings, Inc. and the purchasers of Series B Convertible Preferred Stock.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2006, File No. 000-33487.
10.8	Consent to Sublease of 1114 Trizechahn-Swig, L.L.C.	Exhibit 10.3 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.
10.9	Amended and Restated 2004 Ominibus Incentive Plan.	Appendix C to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
10.10	2005 Consultant Incentive Plan.	Appendix B to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
14.1	Code of Ethics.	Exhibit 14 to Company’s Annual Report on Form 10-KSB filed on March 22, 2005 File No. 000-33487.
21.1	Subsidiaries of the Company.	Exhibit 21 to Company’s Annual Report on Form 10-KSB filed on March 22, 2005 File No. 000-33487.
23.1	Consent of Bagell, Josephs & Company, LLC.	Exhibit 23(a) to Company’s Annual Report on Form 10-KSB filed on March 22, 2005 File No. 000-33487.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

________________
* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on February 9, 2007.

MRU HOLDINGS, INC.

/s/ Edwin J. McGuinn, Jr.
By: Edwin J. McGuinn, Jr.
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: February 9, 2007	/s/ Edwin J. McGuinn, Jr.
By: Edwin J. McGuinn, Jr.
Its: Chief Executive Officer and Director

Date: February 9, 2007	/s/ Vishal Garg
By: Vishal Garg
Its: Chief Financial Officer and Director

Date: February 9, 2007	/s/ Raza Khan
By: Raza Khan
Its: President and Director

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

MRU HOLDINGS, INC. AND SUBSIDIARIES
JUNE 30, 2005 AND 2004; AND DECEMBER 31, 2004 AND 2003
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Report of Independent Registered Accounting Firm	F-2

Consolidated Balance Sheet as of June 30, 2005	F-3

Consolidated Statements of Operations for the Six Months Ended June 30, 2005 (Audited) and 2004 (Unaudited) and the Years Ended December 31, 2004 and 2003 (Audited)	F-4

Consolidated Statements of Cash Flow for the Six Months Ended June 30, 2005 (Audited) and 2004 (Unaudited) and the Years Ended December 31, 2004 and 2003 (Audited)	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Restated) for the Six Months Ended June 30, 2005 (Audited) and the Years Ended December 31, 2004 and 2003 (Audited)	F-6

Notes to Consolidated Financial Statements	F-7

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

As discussed in Note 13 to the financial statements, the Company has restated the accompanying financial statements.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
September 21, 2005, except for Note 13 which is as of February 8, 2007

MEMBER OF:	AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(RESTATED)
JUNE 30, 2005

ASSETS
2005
(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$6,894,522
Accounts receivable	20,246
Private student loans receivable, held for sale, lower of cost or market	158,479
Collateral deposit - student loans	250,000
Prepaid expenses and other current assets	133,540
Total Current Assets	7,456,787

Fixed assets, net of depreciation	273,073

OTHER ASSETS:
Security deposits	392,963
Deferred financing fees, net	177,820
Total Other Assets	570,783

TOTAL ASSETS	$8,300,643

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$577,478
Accrued expenses	170,775
Accrued payroll	225,644
Total Current Liabilities	973,897

LONG-TERM LIABILITIES:
Deferred origination fee revenue	7,388
Total Long-term Liabilities	7,388
Total Liabilities	981,285

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $.001 par value; 5,000,000 shares authorized and 3,250,006
shares issued and outstanding	3,250
Common Stock, $.001 par value; 50,000,000 shares authorized, 13,664,502 issued and outstanding	13,664
Additional paid-in capital	13,808,134
Additional paid-in capital - Series A beneficial conversion feature	6,175,000
Accumulated deficit	(12,680,690)
Total Stockholders' Equity (Deficit)	7,319,358

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$8,300,643

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(RESTATED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Six Months Ended		Years Ended
	June 30,	June 30,	December 31,	December 31,
	2005	2004	2004	2003
	(Audited)	(Unaudited)	(Audited)	(Audited)
	(Restated)

OPERATING REVENUE:
Referral income - consolidation loans	$238,175	$-	$-	$-
Referral income - private student loans	881	932	8,177	2,406
Private student loan portfolio interest income	297	-	-	-
Total Operating Revenue	239,353	932	8,177	2,406

COST OF REVENUES
Referral marketing costs - consolidations	189,725	-	-	-
Origination bank costs	10,185	-	-	-
Servicing and custodial costs	25,070	-	-	-
Total Cost of Revenues	224,980	-	-	-

GROSS PROFIT/(LOSS)	14,373	932	8,177	2,406

OPERATING EXPENSES
Corporate general and administrative expenses	1,104,701	200,574	774,122	48,633
Sales and marketing expenses	791,261	-	312,301	-
Operations expenses	257,307	-	35,687	-
Technology development	855,132	-	158,646	-
Legal expenses	791,011	-	475,984	-
Other operating expenses	247,807	-	98,894	-
Depreciation and amortization	70,595	1,092	13,782	1,547
Total Operating Expenses	4,117,814	201,666	1,869,416	50,180

NET (LOSS) BEFORE OTHER INCOME/(LOSS)	(4,103,441)	(200,734)	(1,861,239)	(47,774)

OTHER INCOME (LOSS)
Interest income	83,398	1,345	13,931	-
Interest expense	(67,905)	-	(22,133)	-
Other expenses	(2,000)	-	(1,992)	-
Unrealized (loss) on investment	-	(1,500)	-	(1,500)
Other gain	18,785	-	-	-
Total Other Income (Loss)	32,278	(155)	(10,194)	(1,500)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(4,071,163)	(200,889)	(1,871,433)	(49,274)
Provision for income taxes	-	-	-	-

NET (LOSS)	(4,071,163)	(200,889)	(1,871,433)	(49,274)

LESS PREFERRED STOCK DIVIDEND	(6,296,086)	-	-	-

LOSS APPLICABLE TO COMMON SHARES	$(10,367,249)	$(200,889)	$(1,871,433)	$(49,274)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.76)	$(0.01)	$(0.14)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,608,511	10,300,000	13,209,331	10,300,000

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED
JUNE 30, 2005 (AUDITED) AND 2004 (UNAUDITED) AND THE YEARS
ENDED DECEMBER 31, 2004 AND 2003 (AUDITED)

	Six Months Ended		Years Ended
	June 30,	June 30,	December 31,	December 31,
	2005	2004	2004	2003
	(Audited)	(Unaudited)	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,367,249)	$(200,889)	$(1,871,433)	$(49,274)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	70,595	1,092	13,782	1,547
Series A Preferred Dividend	6,296,086	-	-	-
Unrealized gain (loss) on investment	-	1,500	-	1,500

Changes in assets and liabilities
(Increase) in accounts receivable	(20,246)	-	-	-
(Increase) in student loans receivable	(158,479)	-	-	-
(Increase) decrease in prepaid expenses and other current assets	41,016	(1,451)	(180,032)	4,476
(Increase) in security deposits	(386,938)	(95,000)	-	-
(Increase) in collateral deposit - student loans	(250,000)	-	-	-
Increase in accrued payroll	225,644	-	-	-
Increase in deferred loan origination fee revenue	7,388	-	-	-
Increase (decrease) in accounts payable and accrued expenses	165,584	(849)	458,482	1,100

Total adjustments	(5,990,650)	(94,708)	292,232	8,623

Net cash used in operating activities	(4,376,599)	(295,597)	(1,579,201)	(40,651)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(247,867)	(9,081)	(70,409)	(6,928)
Increase (decrease) in investment	-	(1,500)	-	(1,500)

Net cash used in investing activities	(247,867)	(10,581)	(70,409)	(8,428)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from conversion of warrants	107,760	31,550	-	-
Proceeds from bridge loan	-	750,000	750,000	-
Proceeds from sale of stock and equity - net of expenses	-	-	2,548,438	-
(Increase) in deferred financing fees	(206,500)	-	-	-
Proceeds from issuance of preferred stock shares - net	9,968,851	-	-	-

Net cash provided by financing activities	9,870,111	781,550	3,298,438	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,245,645	475,372	1,648,828	(49,079)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,648,877	49	49	49,128
CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,894,522	$475,421	$1,648,877	$49
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$67,786	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of common stock for conversion of bridge loan	$-	$-	$750,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(RESTATED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 (AUDITED)
AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003 (AUDITED)

								Additional
						Additional	Additional	Paid-In
	Series A				Additional	Paid-In	Paid-In	Capital
	Preferred Stock		Common Stock		Paid-In	Capital	Capital	- Series A	Accumulated
	Shares	Amount	Shares	Amount	Capital	- Options	- Warrants	Ben Conv	(Deficit)	Total
								(Restated)	(Restated)

Balance, December 31, 2003	900,000	$900	10,300,000	$10,300	$438,800	$0	$0		$(442,008)	$7,992

Additional capital contribution					30,450					30,450

Net (loss) for the six months ended June 30, 2004 before effects of reverse merger									(200,889)	(200,889)

Subtotal-June 30, 2004	900,000	$900	10,300,000	$10,300	$469,250	$0	$0	$0	$(642,897)	($162,447)

Effects of Reverse Merger

Elimination of Iempower equity	(900,000)	(900)	(10,300,000)	(10,300)	(469,250)					(480,450)

Distribution of Pacific Technology equity to Iempower holders			6,863,433	6,863	439,790					446,653

Assumption of Pacific Technology liabilities by Iempower holders			466,519	466	29,894					30,360

Remaining equity in Pacific Technology (now MRU Holdings, Inc.)			3,600,000	3,600						3,600

Issuance of shares in conversion of bridge loan and accrued interest			468,750	469	749,531					750,000

Common stock issued for cash, July 2004 - net of expenses			2,150,000	2,150	2,455,674					2,457,824

Common stock issued for cash, October 2004			37,500	38	59,962					60,000

Net (loss) for the period July 1, 2004 to December 31, 2004									(1,670,544)	(1,670,544.00)

Balance, December 31, 2004	0	$0	13,586,202	$13,586	$3,734,851	$0	$0	$0	$(2,313,441)	$1,434,996

Issuance of Series A preferred stock, February 2005	3,250,006	$3,250			2,583,533		7,382,068	6,175,000	$(6,175,000)	9,968,851

Exercise of warrants at $2.00 per share			40,000	40	79,960					80,000

Exercise of warrants at $1.60 per share			7,100	7	12,153					12,160

Exercise of warrants at $0.50 per share			31,200	31	15,569					15,600

Net (loss) for the six months ended June 30, 2005									(4,192,249)	(4,192,249)

Balance, June 30, 2005	3,250,006	$3,250	13,664,502	$13,664	$6,426,066	$0	$7,382,068	$6,175,000	$(12,680,690)	$7,319,358

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

The Company recognizes referral income from referring consolidation student loan and private student loan requests to other lenders when payments are received from referral partners, since referral partners only remit payments for those borrowers after the referred borrowers have completed the loan process.

Interest income on student loans receivable is recognized in accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

The Company follows SFAS 91 for the revenue recognition of origination fee revenue, whereby loan origination fees are deferred and recognized over the life of the loan as an adjustment of yield (interest income).

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

For the fiscal year ended June 30, 2005, the Company incurred $189,725 in referral marketing fees related to consolidation student loan referral income, $25,070 in third party student loan servicing and custodial costs, and $10,185 in originating bank costs.

Valuation Reserve - Student Loan Receivables

The Company’s private student loans receivable portfolios are held for sale, valued at the lower of cost or market. The valuation reserve represents management’s estimate of expected losses based on the Company’s analysis of its student loans receivable portfolio. This evaluation process is subject to numerous estimates and judgments.

In determining the adequacy of the valuation reserve for the private student loans receivable portfolio, the Company considers several factors including: 2003 United States Department of Education’s cohort default rates for Title IV post-secondary educational institutions (adjusted for particular characteristics of individual borrowers including the university attended, program of study, academic progress in the current or prior program of study, and current or prior employment history), portfolio loan performance of those loans in repayment versus those in nonpayment status, and portfolio delinquency and default performance. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future valuation reserve process.

The valuation reserve is maintained at a level management believes is adequate to provide for estimated possible credit losses inherent in the student loans receivable portfolio. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes.

There was no valuation reserve established for the fiscal year ended June 30, 2005, as the Company had no expectation of a valuation reserve using our valuation reserve process at that time.

The Company places a private student loan receivable on nonaccrual status and charges off the loan when the collection of principal and/or interest is 180 days past due or if the Company learns of an event or circumstance, which in the Company’s judgment causes the loan to have a high probability of nonpayment, even before the collection of principal and/or interest is 180 days past due. The Company’s third party servicer works with borrowers who have temporarily ceased making full payments due to hardship of other factors, according to a schedule approved by the third party servicer that is consistent with established loan program servicing procedures and policies. Loan granted deferment or forbearance will move off principal and/or interest repayment, although these loans will continue to accrue interest. The Company is motivated to work with the servicer in identifying borrowers who may be delinquent on their loans due to misinformation (students frequently change addresses) or availing the student borrower deferment or forbearance. The Company wishes to actively manage its servicing and collection process for two principal reasons: to assist student borrowers maintain their credit ratings and to keep the Company’s valuation reserve as low as possible.

Collateral Deposit - Student Loans

On May 5, 2005, the Company entered into a loan purchase and sale agreement with Webbank, a Utah state chartered financial institution, which required the Company to post $250,000 as a collateral deposit in an interest-bearing account with Webbank. The Company does not control this account, which is why this asset is not shown as cash or a cash equivalent. The deposit would be returned to the Company upon termination of the loan purchase and sale agreement with Webbank.

Security Deposits

As of June 30, 2005, the Company has $392,963 in security deposits held and controlled by other parties to secure lease agreements the Company has for office space and facilities in New York, NY.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common stock outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,	December 31,	December 31,
	2005	2004	2004	2004
	(Audited)	(Unaudited)	(Audited)	(Audited)

Net (loss)	$(10,367,249)	$(200,889)	$(1,871,433)	$(49,274)

Weighted-average common stock
Outstanding (Basic)	13,608,511	10,300,000	13,209,331	10,300,000

Weighted-average common stock
equivalents:
Stock options	-	-	-	-
Warrants	-	-	-	-

Weighted-average common stock
outstanding (Diluted)	13,608,511	10,300,000	13,209,331	10,300,000

For June 30, 2005 and 2004 and December 31, 2004 and 2003, warrants (11,357,856 and 0, respectively; 3,214,727 and 0, respectively) and options (1,500,000 and 0, respectively; and 1,430,000 and 0, respectively) were not included in the computation of diluted EPS because their inclusion would have been antidilutive.

Fair Value of Financial Instruments
Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Statements, (FAS 107), requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

June 30, 2005
Cash	$6,894,522
Accounts Receivable	20,246
Collateral deposit - student loans	250,000
Accounts Payable	577,478

Fair values approximate carrying values because of the short time until realization.

Assets with fair values exceeding carrying amounts

	June 30, 2005
	Carrying Value	Fair Value
Private student loans receivable, held for sale	$158,479	$176,014

The Company determined the fair value of its student loans receivable through a net present value analysis. The Company collates data from a variety of public and private sources, including the United States Department of Education, individual colleges and universities, academic research studies, the Company’s internal research and survey efforts as well as the data from credit bureaus and other credit grantors. This Company’s net present value analysis considered the following: the 2003 United States Department of Education’s cohort default rates for Title IV post-secondary educational institutions (adjusted for particular characteristics of individual borrowers including the university attended, program of study, academic progress in the current or prior program of study, and current or prior employment history), and individual loan basis of valuation, and estimated prepayment assumptions. As of June 30, 2005, the approximate 11% increase in fair value over the carrying value, which is the Company’s cost, results from this net present value modeling of future cash flows from the borrowers servicing these loans tempered by all of the above factors.

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

NOTE 3-   FIXED ASSETS

Fixed assets consisted of the following at June 30, 2005:

2005
Computer equipment	$302,803
Leasehold improvements	21,994
Furniture and fixtures	5,884
330,681

Less accumulated Depreciation	(57,608)

Total Fixed Assets	$273,073

Depreciation expense for the six months ended June 30, 2005 and 2004 was $41,915 and $1,092, respectively. Depreciation expense for the years ended December 31, 2004 and 2003 was $13,782 and $1,547, respectively.

NOTE 3A- STUDENT LOAN RECEIVABLES, HELD FOR SALE

Student loan receivables are private student loans made to post-secondary and/or graduate students pursuing degree programs from selective colleges and universities in the United States of America and abroad. Private student loans are not guaranteed by any governmental entity and are unsecured consumer debt. Interest accrues on these loans from date of advance, with the interest rate dependent on the student borrower’s choice of repayment option (deferred, interest payment only, and principal and interest payment). Once these loans begin to service, borrower payments are applied to interest and principal consistent with the effective interest rate method per SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Origination fee revenue is recognized, if applicable, over the principal servicing life of the loan, also per SFAS 91.

The Company values its student loan receivables at the lower of cost or market. The Company determines the fair market value of its student loans receivable through a net present value analysis of its student loan portfolios on an individual loan basis. This process is described in Note 2, Financial Instruments Disclosures of Fair Value for private student loans receivable. The Company intends to sell or securitize student loans receivable at a time indefinite, such action is largely dependent on the Company’s ability to originate and/or hold similar student loans receivable to bundle for sale or securitization.

Through June 30, 2005, MRU Lending, Inc. had a loan purchase agreement with Webbank, a Utah state chartered financial institution and a wholly owned subsidiary of WebFinancial Corporation.

Through June 30, 2005, the Company purchased the following private student loan volumes through its various subsidiary loan programs. All loans purchased through these loans programs are purchased at par, i.e. no discount, and without recourse or redemption features available to the originating bank.

•    The Webbank-MRU Lending loan program purchased approximately $158 thousand in private student loans.

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

There was no provision for income taxes for the fiscal year ended June 30, 2005.

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

2005

Deferred tax assets	$1,951,707
Less: valuation allowance	(1,951,707)

Total	$-

At June 30, 2005, the Company had accumulated a net operating loss deficit of approximating $6,505,690, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. The Company’s beneficial conversion feature for the Series A Convertible Preferred Stock increases the Company’s accumulated deficit but does not contribute to net operating losses that can be used to offset future taxable income.

NOTE 5- STOCKHOLDERS’ EQUITY

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

Series A Preferred Stock

There were 5,000,000 shares of preferred stock authorized, with 3,250,006 issued and outstanding as of June 30, 2005. The par value for the preferred shares is $0.001 per share.

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

On February 4, 2005, contemporaneously with and as a condition to the transaction described, the Company sold 3,250,006 shares of its Series A Preferred Stock (Series A Preferred Stock) at a price of $3.50 per share to certain accredited investors in a private placement transaction. The Company received gross aggregate proceeds of $11,375,000 from the sale of these securities.

For the year ended June 30, 2005, the additional paid-in capital account for the beneficial conversion feature for the Series A Preferred Stock was $6,175,000.

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

If compensation expense for the Company’s stock-based compensation plans had been determined consistent with SFAS 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share including pro forma results would have been the amount indicated below:
Period Ended
June 30, 2005

Net (Loss) Applicable to Common Shares
As Reported	$(10,367,249)
Total stock-based compensation expense
determined under FV method	(2,945,404)
Pro forma Net (Loss)	$(13,312,653)

Net (Loss) per Share
As Reported
Primary	$(0.76)
Diluted	$(0.76)

Pro Forma
Primary	$(0.98)
Diluted	$(0.98)

The pro forma effect on net income may not be representative of the pro forma effect on net income of future years due to, among other factors: (1) the vesting period of the stock options and (2) fair value of additional stock options in future years.

The following table summarizes the stock option activity for the OIP for the fiscal year ended June 30, 2005:

Options outstanding at beginning of period	1,430,000
Options granted	70,000
Options exercised	0
Options forfeited, expired, or cancelled	0
Options outstanding at period end	1,500,000
Exercisable options at period end	711,249

The following summarizes the range of exercise prices, weighted average exercise price and weighted average contractual life at June 30, 2005:

Exercise			Weighted	Weighted
Price	Number	Remaining	Avg. Number	Average
Range	Outstanding	Life	Exercisable	Exer. Price

$0.01-$1.00	600,000	9.03	300,000	$1.00
$1.01-$2.00	645,000	9.26	383,749	$1.63
$2.01-$3.00	182,000	9.40	8,167	$3.00
$3.01-$4.00	73,000	9.81	19,333	$3.50
$4.01-$7.00	0	0.00	0	$0.00

TOTAL	1,500,000		711,249	$1.37

Warrants

At June 30, 2005 there were 11,357,856 warrants outstanding.

For the year ending June 30, 2005, there were 40,000 warrants exercised at $2.00, 7,600 warrants exercised at $1.60, and 31,200 warrants exercised at $0.50.

The Company has the following warrants outstanding for the purchase of its common stock:

Exercise	Expiration	June 30
Price	Date	2005

$0.02	April 2009	89,950
$0.50	September 2006	37,021
$0.99	September 2006	75,800
$0.99	December 2006	818,646
$0.99	December 2007	530,603
$0.99	December 2008	530,607
$0.99	April 2009	22,740
$1.60	July 2007	101,000
$1.60	July 2009	405,350
$2.00	July 2007	512,115
$2.00	October 2007	7,075
$3.50	February 2015	7,999,449
$3.50	February 2010	227,500
TOTAL		11,357,856

Exercisable warrants		9,903,411
Weighted average exercise price		$2.80

NOTE 6 -  LONG TERM DEBT

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

As of June 30, 2005, there were no amounts outstanding on the credit line with Universal Finanz Holdings AG by any Company subsidiary or affiliate.

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

NOTE 8A- LOAN PROGRAM AGREEMENT

On May 5, 2005, MRU Lending, Inc. ("MRUL"), a wholly-owned subsidiary of the Company entered into a definitive agreement with Webbank, a Utah state chartered financial institution. The agreement provides for the Bank's origination of private student loans to qualified applicants participating in MRU Lending's private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL and the sale by the Bank and purchase by MRUL of such student loans at par, i.e. no discount, and without recourse. The agreement between MRUL and the Bank is evidenced by a Loan Program Agreement and a Loan Sale Agreement both dated May 5, 2005. Pursuant to the Loan Program Agreement, the Bank has agreed to not originate or sell private student loans for or to any party other than MRUL. The Agreements have a 36 month term and are automatically renewable for up to two successive terms of 12 months.

The Company has no balance due to the Bank for origination of loans as of June 30, 2005.

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

The following is a schedule by years of future minimum rental payments required under the operating leases which have an initial or remaining non-cancelable lease term in excess of one year as of June 30, 2005:

For the Years Ending June 30
2006	$561,072
2007	502,226
2008	390,689
2009	324,050
$1,778,037

NOTE 11- SUBSEQUENT EVENTS

On July 25, 2005, MRU Lending, Inc. ("MRUL"), a wholly-owned subsidiary of the Company entered into a definitive agreement with Doral Bank NY, FSB, ("the Bank"). The agreement provides for the Bank's origination of private student loans to qualified applicants participating in MRUL's private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL and the sale by the Bank and purchase by MRUL of such student loans at par, i.e. no discount, and without recourse. The business purpose of the Loan Program and Loan Sale Agreements between MRUL and the Bank allow MRUL to purchase student loans originated by a Federal Savings Bank. There are legal an regulatory advantages to MRUL for purchasing loans originated by a Federal Savings Bank that are not otherwise available to MRUL. The agreement between MRUL and the Bank is evidenced by a Loan Program Agreement and a Loan Sale Agreement both dated July 25, 2005. Pursuant to the Loan Program Agreement, the Bank has agreed to not originate or sell private student loans for or to any party other than MRUL. The Agreements have a 36 month term and are automatically renewable for up to two successive terms of 12 months.

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

NOTE 12- RELATED PARTY TRANSACTIONS

The obligations of the Company under the ISID Finance of America, Inc. sub-lease are guaranteed by Edwin J. McGuinn, the Company’s Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the Sub-landlord.

NOTE 13- RESTATEMENT

The June 30 2005 financial statements have been restated to give effect to the impact of EITF 98 - 5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, for the issuance of its Series A Convertible Stock.

The June 30, 2005 financial statements have been restated to recognize an additional preferred stock dividend of $6,175,000 for the effect of the beneficial conversion feature contained in its Convertible Preferred Series A Stock resulting from the difference in the issue price per share and the market price per share of the Company’s common stock on the commitment day for the issuance of this Preferred Stock. This change has increased the accumulated deficit for the period ended June 30 2005 from $6,505,690 to $12,680,690, increased Additional Paid in Capital - Series A Beneficial Conversion Feature from $0 to $6,175,000, and increased net loss per basic and diluted share to .76 per share. The effect on total Stockholders’ Equity is zero.