Form 10QSB/A
period 2005-09-30
MRU HOLDINGS INC
filed 2007-02-12
CIK 1145202

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

_________________________________________________________________________
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

Yes     ☐  No     ☒

EXPLANATORY NOTE

MRU Holdings, Inc. (“MRU” or the “Company”) timely filed its Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2005 (the “Quarterly Report”) with the Securities and Exchange Commission on November 14, 2005. On December 4, 2006 the Company’s Board of Directors concluded, based on the recommendations of the Company’s management, independent registered public auditors and Audit Committee, that the Company should restate its previously issued financial statements (balance sheet, statements of operations, and statement of changes in stockholders’ equity) for the fiscal years ended June 30, 2005 and 2006 and the financial statements (balance sheet and statement of operations) for the quarters ended March 31, September 30 and December 31, 2005 and March 31 and September 30, 2006.

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

Except as described above, no other amendments are being made to the Quarterly Report. All other Items of the original filing on Form 10-QSB for the period ended September 30, 2005 filed on November 14, 2005 are unaffected by this Amendment No. 1 and such Items have not been included in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the September 30, 2005 date of the Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the original filing of the Quarterly Report, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(RESTATED)
SEPTEMBER 30, 2005

ASSETS
2005
(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$1,237,803
Restricted cash	2,510,216
Accounts receivable	6,500
Private student loans receivable, held for sale, lower of cost or market	7,962,903
Collateral deposit - student loans	250,000
Prepaid expenses and other current assets	214,617
Total Current Assets	12,182,039

Fixed assets, net of depreciation	316,074

OTHER ASSETS:
Security deposits	32,963
Intangible assets, net of amortization	136,070
Deferred financing fees, net	160,612
Total Other Assets	329,645

TOTAL ASSETS	$12,827,758

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,018,059
Accrued expenses	395,512
Notes payable - Doral Bank FSB NY	1,418,993
Accrued payroll	280,225
Total Current Liabilities	3,112,789

LONG-TERM LIABILITIES:
Notes payable - Nomura Credit and Capital	5,001,850
Deferred origination fee revenue	278,825
Total Long-term Liabilities	5,280,675
Total Liabilities	8,393,464

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $.001 par value; 5,000,000 shares authorized and 3,171,148
shares issued and outstanding	3,171
Common Stock, $.001 par value; 50,000,000 shares authorized,
13,749,574 issued and outstanding	13,749
Additional paid-in capital	13,814,068
Additional paid-in capital - Series A beneficial conversion feature	6,175,000
Accumulated deficit	(15,571,694)
Total Stockholders' Equity (Deficit)	4,434,294

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$12,827,758

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004
OPERATING REVENUE:
Referral marketing fee income - consolidation loans	$230	$--
Private student loan portfolio interest income	39,124	--
License income	9,334	--
Total Operating Revenue	48,688	--

COST OF REVENUES
Referral marketing costs - consolidation loans	23,300	--
Referral marketing costs - private student loans	35,370	--
Facility interest and origination bank costs	59,971	--
Consulting and hosting	15,350	--
Servicing and custodial costs	8,830	--
Total Cost of Revenues	142,821	--

GROSS (LOSS)	(94,133)	--

OPERATING EXPENSES
Corporate general and administrative expenses	501,913	510,736
Sales and marketing expenses	990,224	-
Operations expenses	534,936	-
Technology development	195,517	-
Legal expenses	173,080	205,356
Other operating expenses	167,256	-
Depreciation and amortization	54,855	922
Total Operating Expenses	2,617,781	717,014

NET (LOSS) BEFORE OTHER INCOME/(LOSS)	(2,711,914)	(717,014)

OTHER INCOME (LOSS)
Interest income	22,002	6,594
Interest expense	(773)	(9,375)
Total Other Income (Loss)	21,229	(2,781)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,690,685)	(719,795)
Provision for income taxes	--	--
NET (LOSS)	(2,690,685)	(719,795)
LESS PREFERRED STOCK DIVIDEND	(200,319)	--

LOSS APPLICABLE TO COMMON SHARES	$(2,891,004)	$(719,795)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.21)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	13,687,923	13,073,640

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,891,004)	$(719,795)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	54,855	922

Changes in assets and liabilities
Decrease in accounts receivable	13,746	--
(Increase) in restricted cash	(2,510,216)
(Increase) in student loans receivable	(7,804,424)	--
(Increase) in prepaid expenses and other current asset	(80,528)	(5,000)
Decrease in security deposits	360,000	--
Increase in accrued payroll	54,581	--
Increase in deferred origination fee revenue	271,437	--
Increase in accounts payable and accrued expenses	665,318	9,375

Total adjustments	(8,975,231)	5,297

Net cash (used in) operating activities	(11,866,235)	(714,498)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(217,267)	--
Increase in notes payable	6,420,843	--

Net cash provided by investing activities	6,203,576	--

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from conversion of warrants	5,940	--
Proceeds from sale of stock and equity - net of expenses	--	2,702,537

Net cash provided by financing activities	5,940	2,702,537

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,656,719)	1,988,039

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,894,522	475,421

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,237,803	$2,463,460

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$1,060	$--

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Issuance of common stock for conversion of bridge loan	$--	$750,000

The accompanying notes are an integral part of the consolidated financial statements.

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

For the three months ended September 30, 2005, the Company incurred $59,971 in facility interest and bank origination costs, $35,370 in referral marketing fees related to private student loan originations by the Company, $23,300 in referral marketing fees related to consolidation student loan referral income, $15,350 in consulting and hosting for our scholarship search tool, and $8,830 in third party student loan servicing and custodial costs.

Valuation Reserve - Student Loan Receivables

The Company’s private student loans receivable portfolios are held for sale, valued at the lower of cost or market. The valuation reserve represents management’s estimate of possible losses on the Company’s analysis of its portfolio. This evaluation process is subject to numerous estimates and judgments.

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

There was no valuation reserve established for the three month period ended September 30, 2005, as the Company had no expectation of a valuation reserve using our valuation reserve process at that time.

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

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2005 and 2004, the Company's uninsured cash balances were $3,435,931 and $2,363,460, respectively.

Included in cash and cash equivalents are restricted cash deposits that are not readily available to the Company for working capital purposes. At September 30, 2005, the Company’s restricted cash balance was $2,510,216.

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

Security Deposits

As of September 30, 2005, the Company has $32,963 in security deposits held and controlled by other parties to secure lease agreements the Company has for office space and facilities in New York, NY.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS for the three months ended September 30, 2005 and September 30, 2004:

	2005	2004

Net (loss)	$(2,891,004)	$(719,795)

Weighted-average common stock
Outstanding (Basic)	13,687,923	13,073,640

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common stock
outstanding (Diluted)	13,687,923	13,073,640

For September 30, 2005 and 2004, warrants (11,351,856 and 3,021,654, respectively) and options (3,667,750 and 835,000, respectively) were not included in the computation of diluted EPS because their inclusion would have been antidilutive.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Statements, (FAS 107), requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

September 30,
2005

Cash	$1,237,803
Restricted Cash	2,510,216
Accounts Receivable	6,500
Collateral deposit - student loans	250,000
Accounts Payable	1,018,059

Fair values approximate carrying values because of the short time until realization.

Assets with fair values exceeding carrying amounts

	September 30, 2005
	Carrying Value	Fair Value
Private student loans receivable, held for sale	$7,962,903	$8,843,947

The Company determined the fair value of its student loans receivable through a net present value analysis. The Company collates data from a variety of public and private sources, including the United States Department of Education, individual colleges and universities, academic research studies, the Company’s internal research and survey efforts as well as the data from credit bureaus and other credit grantors. This Company’s net present value analysis considered the following: the 2003 United States Department of Education’s cohort default rates for Title IV post-secondary educational institutions (adjusted for particular characteristics of individual borrowers including the university attended, program of study, academic progress in the current or prior program of study, and current or prior employment history), and individual loan basis of valuation, and estimated prepayment assumptions. As of September 30, 2005, the approximate 11% increase in fair value over the carrying value, which is the Company’s cost, results from this net present value modeling of future cash flows from the borrowers servicing these loans tempered by all of the above factors.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment," FAS123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its' results and financial position.

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

The Doral-MRU Lending loan program is secured by a $2,000,000 ninety-day certificate of deposit held by MRU Lending at Doral Bank, with assignment rights to Doral Bank. The Webbank-MRU Lending loan program is secured by a $250,000 money market account held by Webbank at Webbank.

Through September 30, 2005, the Company purchased the following private student loan volumes through its various subsidiary loan programs. All loans purchased through these loans programs are purchased at par, i.e. no discount, and without recourse or redemption features available to the originating bank.

•	The Doral Bank-MRU Lending loan program purchased approximately $5 million in private student loans.

•	The Webbank-MRU Lending loan program purchased approximately $1.5 million in private student loans.

The Company has retained servicing rights on the loans purchased under its various subsidiary loan programs and has outsourced the servicing function to a third party, who remits funds collected to us along with monthly activity reports.

NOTE 4 -	FIXED ASSETS

Fixed assets consisted of the following at September 30, 2005:

2005

Computer network equipment	$371,081
Leasehold improvements	21,994
Furniture and fixtures	5,884
398,959
Less: accumulated depreciation	(82,885)

Total fixed assets	$316,074

Depreciation expense for the three months ended September 30, 2005 and 2004 was $25,277 and $922, respectively.

NOTE 4A -	INTANGIBLE ASSETS

The Company acquired a scholarship resource database in July, 2005. After identification of tangible assets in this asset purchase, the Company paid and assigned a valuation of $148,440 to this intangible asset. The Company is amortizing this asset over a three year useful life. As of September, 2005, the book value of this intangible asset was $136,070, net of accumulated amortization of $12,370.

NOTE 5 -	PROVISION FOR INCOME TAXES

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

The nature of the timing differences generating the deferred tax asset is the accumulated net operating loss carryforwards that can be applied towards mitigating future tax liabilities of the Company. The Company has established a valuation account at the full value of the tax deferred asset.

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

	2005	2004

Deferred tax assets	$2,819,008	$414,568
Less: valuation allowance	(2,819,008)	(414,568)

Total	$-	$-

At September 30, 2005 and 2004, the Company had accumulated net operating loss deficits approximating $9,396,694 and $1,361,893 respectively, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. The Company’s beneficial conversion feature for the Series A Convertible Preferred Stock increase the Company’s accumulated deficit but does not contribute to net operating losses that can be used to offset future taxable income.

NOTE 6 -	STOCKHOLDERS' EQUITY

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

Series A Preferred Stock

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

For the three month period ended September 30, 2005, the additional paid-in capital account for the beneficial conversion feature for the Series A Preferred Stock was $6,175,000.

Stock Options

On August 24, 2004, the Company adopted an Omnibus Incentive Plan (OIP) authorizing the grant of incentive and non-incentive options for an aggregate of 1,500,000 shares of the Company’s common stock to directors, officers, employees, and consultants. Incentive options are to be granted at fair market value as determined by the Company’s stock price on the date of grant. Options are to be exercisable as per the vesting requirements determined by the Company’s board of directors. The OIP was amended to increase the pool to 5,000,000 shares as of the September 20, 2005 annual shareholders’ meeting.

If compensation expense for the Company’s stock-based compensation plans had been determined consistent with SFAS 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share including pro forma results would have been the amount indicated below:

Period Ended
Sep 30, 2005

Net (Loss) Applicable to Common Shares
As Reported	$(2,891,004)
Total stock-based compensation expense
determined under FV method	(2,020,558)
Pro forma Net (Loss)	$(4,911,562)

Net (Loss) per Share
As Reported
Primary	$(0.21)
Diluted	$(0.21)

Pro Forma
Primary	$(0.36)
Diluted	$(0.36)

The pro forma effect on net income may not be representative of the pro forma effect on net income of future years due to, among other factors: (1) the vesting period of the stock options and (2) fair value of additional stock options in future years.

The following table summarizes the stock option activity for the amended OIP for the three months ended September 30, 2005:

Options outstanding at beginning of period	1,500,000
Options granted	1,984,000
Options exercised	0
Options forfeited, expired, or cancelled	0
Options outstanding at period end	3,484,250
Exercisable options at period end	2,032,774

The following summarizes the range of exercise prices, weighted average exercise price and weighted average contractual life for the amended OIP at September 30, 2005:

Exercise Price Range	Number Outstanding	Remaining Life	Weighted Avg. Number Exercisable	Weighted Average Exer. Price

$0.01-$1.00	600,000	8.77	600,000	$1.00
$1.01-$2.00	645,000	9.26	583,749	$1.66
$2.01-$3.00	543,250	9.40	99,695	$2.91
$3.01-$4.00	1,673,000	9.81	739,747	$3.16
$4.01-$7.00	23,000	0.00	10,000	$4.75

TOTAL	3,484,250		2,032,774	$2.09

The following table summarizes the stock option activity for the consultant NQO plan for the three months ended September 30, 2005:

Options outstanding at beginning of period	0
Options granted	183,500
Options exercised	0
Options forfeited, expired, or cancelled	0
Options outstanding at period end	183,500
Exercisable options at period end	126,208

The following summarizes the range of exercise prices, weighted average exercise price and weighted average contractual life for the consultant NQO plan at September 30, 2005:

Exercise Price Range	Number Outstanding	Remaining Life	Weighted Avg. Number Exercisable	Weighted Average Exer. Price

$0.01-$1.00	0	0.00	0	$0.00
$1.01-$2.00	25,000	8.83	8,333	$2.00
$2.01-$3.00	0	0.00	0	$0.00
$3.01-$4.00	58,500	9.66	17,875	$3.48
$4.01-$7.00	100,000	9.55	100,000	$4.65

TOTAL	183,500		126,208	$4.31

Warrants

At September 30, 2005 there were 11,351,856 warrants outstanding.

For the three months ended September 30, 2005, there were 6,000 warrants exercised at $0.99.

The Company has the following warrants outstanding for the purchase of its common stock:

Exercise Price	Expiration Date	Sept. 30 2005

$0.02	April 2009	89,950
$0.50	September 2006	37,021
$0.99	September 2006	69,800
$0.99	December 2006	818,646
$0.99	December 2007	530,603
$0.99	December 2008	530,607
$0.99	April 2009	22,740
$1.60	July 2007	101,000
$1.60	July 2009	405,350
$2.00	July 2007	512,115
$2.00	October 2007	7,075
$3.50	February 2015	7,999,449
$3.50	February 2010	227,500

TOTAL		11,351,856

Exercisable warrants		9,897,411
Weighted average exercise price		$2.80

NOTE 7 -	LONG TERM DEBT

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

As of September 30, 2005, there were no amounts outstanding on the credit line with Universal Finanz Holdings AG by any Company subsidiary or affiliate.

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

NOTE 10 -	LOAN PROGRAM AGREEMENTS

On July 25, 2005, MRU Lending, Inc. ("MRUL"), a wholly-owned subsidiary of the Company entered into a definitive agreement with Doral Bank NY, FSB ("the Bank"). The agreement provides for the Bank's origination of private student loans to qualified applicants participating in MRUL's private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL and the sale by the Bank and purchase by MRUL of such student loans at par, i.e. no discount, and without recourse. The business purpose of the Loan Program and Loan Sale Agreements between MRUL and the Bank allow MRUL to purchase student loans originated by a Federal Savings Bank. There are legal and regulatory advantages to MRUL for purchasing loans originated by a Federal Savings Bank that are not otherwise available to MRUL. The agreement between MRUL and the Bank is evidenced by a Loan Program Agreement and a Loan Sale Agreement both dated July 25, 2005. Pursuant to the Loan Program Agreement, the Bank has agreed to not originate or sell private student loans for or to any party other than MRUL. The Agreements have a 36 month term and are automatically renewable for up to two successive terms of 12 months.

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

The following is a schedule by years of future minimum rental payments required under the operating leases which have an initial or remaining noncancelable lease term in excess of one year as of September 30, 2005:

For the Twelve Months Ending September 30,
2006	$542,229
2007	502,226
2008	390,689
2009	235,672
$1,670,816

NOTE 13 -	RELATED PARTY TRANSACTIONS

The obligations of the Company under the ISID Finance of America, Inc. sub-lease are guaranteed by Edwin J. McGuinn, the Company’s Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the Sub-landlord.

NOTE 11 -	RESTATEMENT

The September 30, 2005 financial statements have been restated to give effect to the impact of EITF 98 - 5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, for the issuance of its Series A Convertible Stock.

The September 30, 2005 financial statements have been restated to recognize an additional preferred stock dividend of $6,175,000 for the effect of the beneficial conversion feature contained in its Convertible Preferred Series A Stock resulting from the difference in the issue price per share and the market price per share of the Company’s common stock on the commitment day for the issuance of this Preferred Stock. This change has increased the accumulated deficit for the period ended September 30, 2005 from $9,396,694 to $15,571,694, increased Additional Paid in Capital - Series A Beneficial Conversion Feature from $0 to $6,175,000, and increased net loss per basic and diluted share to $0.21 per share. The effect on total Stockholders’ Equity is zero.

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

RESULTS OF OPERATIONS

The Company executed the following elements of its business plan during the three months ending September 30, 2005:

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

OVERVIEW

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THE THREE MONTHS
ENDING SEPTEMBER 30, 2004

REVENUES. For the three months ended September 30, 2005 the Company generated $48,688 in operating revenues; $39,124 in interest income from private student loan portfolio, $9,334 in Scholarship Resource Network licensing revenue, and $230 in private student loan referral marketing fees from consolidation student loan referrals to other lenders. This is compared to $0 operating revenues for the three months ended September 30, 2004.

COSTS OF REVENUES. For the three months ended September 30, 2005 the Company incurred $59,971 in facility interest and bank origination costs, $35,370 in referral marketing costs for referral marketing partners originating the Company’s own private student loans, $23,300 in referral marketing costs related to the referral marketing fee income for referring borrowers to other lenders’ consolidation loan products, $15,350 in Scholarship Resource Network consulting and hosting costs, and $8,830 in third party servicing and custodial costs for total costs of revenues of $148,821. The Company had no cost of revenues for the three months ended September 30, 2004.

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

For the three month period ended September 30, 2005, our loss from operations was $2,711,914 compared to $717,014 for the three months ended September 30, 2004.

For the three month period ended September 30, 2005, we had interest income of $22,002 and interest expense of $773, making our net loss before incomes taxes of $2,690,685. This is compared to the three month period ended September 30, 2004, when we had interest income of $6,594 and interest expense of $9,375, which made our net loss before income taxes $719,795.

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents of $1,237,803, restricted cash of $2,510,216 and accounts receivable of $6,500 as of September 30, 2005. Our total current assets were $4,218,587 as of September 30, 2005. We also had $316,323 in net property and equipment, $7,962,903 in student loans receivable, $160,612 in deferred financing fees, $32,693 in security deposits and $136,370 in intangible assets, making our total assets $12,827,758 as of September 30, 2005. Our total current liabilities were $3,112,789 as of September 30, 2005. We had $1,018,059 in accounts payable, $395,512 in accrued expenses, $1,418,993 in notes payable and $280,225 in accrued payroll. For the period ended September 30, 2004, we had cash of $2,463, 410 and accounts receivable of $0. Our total current assets were $2,565,410 as of September 30, 2004. We also had $17,561 in net property and equipment, making our total assets $2,582,971 as of September 30, 2004. Our total current liabilities were $11,927 as of September 30, 2004. We had $2,552 in accounts payable and accrued expenses and $9,375 in accrued interest payable. We have no long-term commitments or contingencies.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We had cash and cash equivalents of $1,237,803, restricted cash of $2,510,216 and accounts receivable of $6,500 as of September 30, 2005. In the near term we intend to use our cash on hand to support the ongoing operating and financing requirements of executing our business plan. We believe that our current liquidity will be sufficient to meet our cash needs for working capital through the next twelve months. If cash generated from operations and cash on hand are not sufficient to satisfy our liquidity requirements, we will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to us. If we are required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop, and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Our Chief Executive Officer and our Chief Financial Officer had previously evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, they had previously concluded that our disclosure controls and procedures were effective, as of that date.

In connection with this filing on Form 10-QSB/A, our Chief Executive Officer and Chief Financial Officer reevaluated our disclosure controls and procedures and concluded that they were effective as of September 30, 2005 as described above. In reaching this conclusion, they considered the impact of the restatement of our financial results set forth herein.

PART II
OTHER INFORMATION

Item 6.	Exhibits.

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
3.1	Certificate of Incorporation.	Exhibit 3.1 to Company's Registration Statement, filed with the SEC on August 10, 2001, File No. 333-67222.
3.2	Certificate of Amendment to the Certificate of Incorporation.	Exhibit 3.4 to Company's Form 8-K, filed with the SEC on March 7, 2003, File No. 000-33487.
3.3	Certificate of Designation.	Exhibit 4.1 to Company's Current Report on Form 8-K filed on February 10, 2005 File No. 000-33487.
3.4	By-laws.	Exhibit 3.2 to the Registration Statement on Form SB-2, filed with the SEC on August 10, 2001, File No. 333-67222.
10.1	Credit Agreement between MRU Lending, Inc. and Nomura Credit & Capital, Inc., dated February 4, 2005.	Exhibit 10.1 to Company’s Registration Statement on Form SB-2 filed with the SEC on March 22, 2005, File No. 333-123503.
10.2	Employment Agreement dated November 17, 2004 between the Company and Edwin J. McGuinn, Jr.	Exhibit 10 to Company’s Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on November 18, 2004, File No. 333-118518.
10.3	Loan Program Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY FSB.	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.
10.4	Loan Sale Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY.	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.
10.5	Sublease between ISID Finance of America, Inc. and MRU Holdings, Inc. dated April 26, 2005.	Exhibit 10.1 to Company’s Current Report on From 8-K filed on May 18, 2005, File No. 000-33487.
10.6	Guaranty of Edwin McGuinn in favor of ISID Finance of America, Inc. dated April 26, 2005.	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.
10.7	Consent to Sublease of 1114 Trizechahn-Swig, L.L.C.	Exhibit 10.3 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.
10.8	Amended and Restated 2004 Omnibus Incentive Plan.	Appendix C to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
10.9	2005 Consultant Incentive Plan.	Appendix B to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
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