Form 10QSB/A
period 2005-12-31
MRU HOLDINGS INC
filed 2007-02-12
CIK 1145202

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

EXPLANATORY NOTE

MRU Holdings, Inc. (“MRU” or the “Company”) timely filed its Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2005 (the “Quarterly Report”) with the Securities and Exchange Commission on February 14, 2006. On December 4, 2006 the Company’s Board of Directors concluded, based on the recommendations of the Company’s management, independent registered public auditors and Audit Committee, that the Company should restate its previously issued financial statements (balance sheet, statements of operations, and statement of changes in stockholders’ equity) for the fiscal years ended June 30, 2005 and 2006 and the financial statements (balance sheet and statements of operations) for the quarters ended March 31, September 30 and December 31, 2005 and March 31 and September 30, 2006.

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

Except as described above, no other amendments are being made to the Quarterly Report. All other Items of the original filing on Form 10-QSB for the period ended December 31, 2005 filed on February 14, 2006 are unaffected by this Amendment No. 1 and such Items have not been included in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the December 31, 2005 date of the Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the original filing of the Quarterly Report, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(RESTATED)
DECEMBER 31, 2005

ASSETS
2005
(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$353,236
Restricted cash	2,628,276
Accounts receivable	18,100
Private student loans receivable, held for sale, lower of cost or market	15,957,431
Prepaid expenses and other current assets	194,247
Total Current Assets	19,151,290

Fixed assets, net of depreciation	349,823

OTHER ASSETS:
Security deposits	29,258
Intangible assets, net of amortization	123,700
Deferred financing fees, net	143,404
Total Other Assets	296,362

TOTAL ASSETS	$19,797,475

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$570,470
Accrued expenses	160,580
Notes payable - Doral Bank FSB NY	117,939
Accrued payroll	928,120
Total Current Liabilities	1,777,109

LONG-TERM LIABILITIES:
Notes payable - Nomura Credit and Capital	15,551,627
Deferred origination fee revenue	529,797
Total Long-term Liabilities	16,081,424

Total Liabilities	17,858,533

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $.001 par value; 25,000,000 shares authorized and 2,783,434
shares issued and outstanding	2,783
Common Stock, $.001 par value; 200,000,000 shares authorized,
14,286,617 issued and outstanding	14,269
Additional paid-in capital	6,954,249
Additional paid-in capital - options	5,134,920
Additional paid-in capital - Series A beneficial conversion feature	6,280,743
Additional paid-in capital - warrants	7,382,068
Accumulated deficit	(23,830,090)
Total Stockholders' Equity (Deficit)	1,938,942

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$19,797,475

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(RESTATED)
FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

	Six Months Ended		Three Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
	(Restated)		(Restated)
OPERATING REVENUE:
Referral marketing fee income - private student loans	$595	$7,245	$365	$7,245
Private student loan portfolio interest income	244,420	-	205,296	-
Origination fee - private student loans	1,495	-	1,495	-
License income	14,404	-	5,070	-
Total Operating Revenue	260,914	7,245	212,226	7,245

COST OF REVENUES
Referral marketing costs - consolidation loans	23,300	-	-	-
Referral marketing costs - private student loans	85,655	-	50,285	-
Facility interest and origination bank costs	222,590	-	162,619	-
Consulting and hosting	28,075	-	12,725	-
Servicing and custodial costs	22,137	-	13,307	-
Total Cost of Revenues	381,757	-	238,936	-

GROSS PROFIT/ (LOSS)	(120,843)	7,245	(26,710)	7,245

OPERATING EXPENSES
Corporate general and administrative expenses	6,318,361	1,004,646	5,816,448	493,910
Sales and marketing expenses	1,946,275	189,311	956,051	189,311
Operations expenses	1,244,422	256,546	609,486	256,546
Technology development	410,621	-	232,864	-
Legal expenses	263,411	205,356	90,332	-
Other operating expenses	376,606	-	191,589	-
Depreciation and amortization	122,230	12,690	67,375	11,768
Total Operating Expenses	10,581,926	1,668,549	7,964,145	951,535

NET (LOSS) BEFORE OTHER INCOME/(LOSS)	(10,702,769)	(1,661,304)	(7,990,855)	(944,290)

OTHER INCOME (LOSS)
Interest income	61,245	12,586	39,243	5,992
Interest expense	(837)	(22,133)	(64)	(12,758)
Other income	-	(492)	-	(492)
Total Other Income (Loss)	60,408	(10,039)	39,179	(7,258)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(10,642,361)	(1,671,343)	(7,951,676)	(951,548)
Provision for income taxes	-	-	-	-

NET (LOSS)	(10,642,361)	(1,671,343)	(7,951,676)	(951,548)

LESS PREFERRED STOCK DIVIDEND	(507,039)	-	(306,720)	-

(LOSS) APPLICABLE TO COMMON SHARES	$(11,149,400)	$(1,671,343)	$(8,258,396)	$(951,548)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.80)	$(0.13)	$(0.59)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	13,853,360	13,287,723	14,018,796	13,501,806

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(11,149,400)	$(1,671,343)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	122,230	12,690
Series A Preferred Dividend	507,039

Changes in assets and liabilities
(Increase) decrease in accounts receivable	2,146	--
(Increase) in restricted cash	(2,628,276)
Decrease in collateral deposit - student loans	250,000	--
(Increase) in prepaid expenses and other current assets	(60,707)	(172,556)
Decrease in deposits	392,963	--
(Increase) in student loans receivable	(15,798,952)	--
(Increase) decrease in security deposits	(29,258)	88,975
Increase in accounts payable and accrued expenses	103,882	459,031
Increase in accrued payroll	702,476	--
Increase in stock options outstanding	5,134,920	--
Increase in deferred origination fee revenue	522,409	--

Total adjustments	(10,779,128)	388,140

Net cash (used in) operating activities	(21,928,528)	(1,283,203)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(288,264)	(61,328)

Net cash provided by (used in) investing activities	(288,264)	(61,328)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in notes payable - originating loan program agreements	117,940
Increase in notes payable - Nomura Credit and Capital credit facility	15,551,626	--
Proceeds from conversion of warrants	5,940	--
Proceeds from sale of stock and equity - net of expenses	--	2,517,987

Net cash provided by financing activities	15,675,506	2,517,987

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,541,286)	1,173,456

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,894,522	475,421

CASH AND CASH EQUIVALENTS - END OF PERIOD	$353,236	$1,648,877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Issuance of common stock for conversion of bridge loan	$--	$750,000
Issuance of preferred stock in conversion of dividends payable	$522,381	$--
Preferred stock converted to common shares	$616	$--

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

For the six months ended December 31, 2005, the Company incurred $222,590 in facility interest and bank origination costs, $85,655 in referral marketing fees related to private student loan originations by the Company, $23,300 in referral marketing fees related to consolidation student loan referral income, $28,075 in consulting and hosting for our scholarship search tool, and $22,137 in third party student loan servicing and custodial costs.

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

There was no valuation reserve established for the six month period ended December 31, 2005, as the Company had no expectation of a valuation reserve using our valuation reserve process at that time.

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

Included in cash and cash equivalents are restricted cash deposits that are not readily available to the Company for working capital purposes. At December 31, 2005, the Company’s restricted cash balance was $2,628,276.

Security Deposits

As of December 31, 2005, the Company has $29,258 in security deposits held and controlled by other parties to secure lease agreements the Company has for office space and facilities in New York, NY.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS for the six months ended December 31, 2005 and December 31, 2004:

	December 31,	December 31,
	2005	2004

Net (loss)	$(11,149,400)	$(1,671,343)

Weighted-average common stock
Outstanding (Basic)	13,853,360	13,287,723

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common stock
outstanding (Diluted)	13,853,360	13,287,723

For December 31, 2005 and 2004, warrants (11,351,856 and 3,215,757, respectively) and options (3,773,750 and 1,430,000, respectively) were not included in the computation of diluted EPS because their inclusion would have been antidilutive.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Statements, (FAS 107), requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

December 30,
2005

Cash	$353,236
Restricted Cash	2,682,276
Accounts Receivable	18,100
Accounts Payable	570,470
Notes Payable - Doral Bank	117,939
Notes Payable - Nomura	15,551,627

Fair values approximate carrying values because of the short time until realization.

Assets with fair values exceeding carrying amounts:

	December 31, 2005
	Carrying Value	Fair Value
Private student loans receivable, held for sale	$15,957,431	$17,775,269

The Company determined the fair value of its student loans receivable through a net present value analysis. The Company collates data from a variety of public and private sources, including the United States Department of Education, individual colleges and universities, academic research studies, the Company’s internal research and survey efforts as well as the data from credit bureaus and other credit grantors. This Company’s net present value analysis considered the following: the 2003 United States Department of Education’s cohort default rates for Title IV post-secondary educational institutions (adjusted for particular characteristics of individual borrowers including the university attended, program of study, academic progress in the current or prior program of study, and current or prior employment history), and individual loan basis of valuation, and estimated prepayment assumptions. As of December 31, 2005, the approximate 11% increase in fair value over the carrying value, which is the Company’s cost, results from this net present value modeling of future cash flows from the borrowers servicing these loans tempered by all of the above factors.

Stock Based Compensation

At December 31, 2005, the Company had two stock-based compensation plans, the revised 2004 Omnibus Incentive Plan and the 2005 Consultant Incentive Plan, both of which were registered with the Securities and Exchange Commission in November, 2005. During the quarter ended December 31, 2005, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement 123(R), Share-Based Payments (FAS 123R). FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The Company recognized $5,134,920 in stock based compensation expense for the six months ended December 31, 2005.

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

NOTE 3 -	STUDENT LOAN RECEIVABLES

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

Through December 31, 2005, the Company purchased the following private student loan volumes through its various subsidiary loan programs. All loans purchased through these loans programs are purchased at par, i.e. no discount, and without recourse or redemption features available to the originating bank.

•	The Doral Bank-MRU Lending loan program purchased approximately $14.2 million in private student loans.

•	The Webbank-MRU Lending loan program purchased approximately $1.5 million in private student loans.

The Company has retained servicing rights on the loans purchased under its various subsidiary loan programs and has outsourced the servicing function to a third party, who remits funds collected to us along with monthly activity reports.

NOTE 4 -	FIXED ASSETS

Fixed assets consisted of the following at December 31, 2005:

2005

Computer network equipment	$479,880
Leasehold improvements	34,192
Furniture and fixtures	5,884
469,956
Less: accumulated depreciation	(120,682)

Total fixed assets	$349,273

Depreciation expense for the six months ended December 31, 2005 and 2004 was $87,814 and $12,690, respectively.

NOTE 4A -	INTANGIBLE ASSETS

The Company acquired a scholarship resource database in July, 2005. After identification of tangible assets in this asset purchase, the Company paid and assigned a valuation of $148,440 to this intangible asset. The Company is amortizing this asset over a three year useful life. As of December, 2005, the book value of this intangible asset was $123,700, net of accumulated amortization of $24,740.

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

The nature of the timing differences generating the deferred tax asset is the accumulated net operating loss carryforwards that can be applied towards mitigating future tax liabilities of the Company. The Company has established a valuation account at the full value of the tax deferred asset

There was no provision for income taxes for the six months ended December 31, 2005 and 2004.

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

The Company’s deferred tax asset, for which the Company has set aside a valuation allowance at an equal amount, is due to the expected tax benefit of the Company’s net operating losses. To date, the Company’s operations have not generated any federal, state, or local taxes beyond the minimum filing requirements, which can not and have not been mitigated by operating loss carryforwards. The Company does not have an effective tax rate due to the Company’s lack of taxable profits to date.

	2005	2004

Deferred tax assets	$5,264,804	$694,032
Less: valuation allowance	(5,264,804)	(694,032)

Total	$-	$-

At December 31, 2005 and 2004, the Company had accumulated net operating loss deficits approximating $17,549,347 and $2,313,441 respectively, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. The Company’s beneficial conversion feature for the Series A Convertible Preferred Stock increase the Company’s accumulated deficit but does not contribute to net operating losses that can be used to offset future taxable income.

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

For the six month period ended December 30, 2005, the additional paid-in capital account for the beneficial conversion feature for the Series A Preferred Stock was $6,280,743.

Stock Options

Under the amended 2004 Omnibus Incentive Plan (OIP), the Company may grant incentive stock options (ISO’s) pursuant to Section 422 of the Internal Revenue Code, non-qualified stock options (NQOs), restricted common stock, restricted common stock units, performance grants, unrestricted common stock, or stock appreciation rights grants to its officers, directors, and employees and NQOs, restricted common stock, restricted common stock units, unrestricted common stock, or stock appreciation rights to its consultants or third party service providers.

The Compensation Committee administers the OIP. The Compensation Committee has the complete authority and discretion to determine the terms of OIP grants.

ISO’s and NQO’s are granted at an exercise price not less than their fair value at the date of the grant. Options granted have a maximum term of ten years. Option-vesting periods range from immediate vesting to three years, with approximately 28% of stock option grants vesting ratably over three years. At December 31, 2005 there were 1,449,750 shares available for future grants under the amended 2004 OIP and 1,316,500 shares available for future grants under the 2005 Consultant NQO Plan.

The weighted-average fair value of these grants, calculated using the Black-Scholes valuation method under the assumptions indicated below, was $2.30 in 2005 and $3.34 in 2004.

The key assumptions for the Black-Scholes valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate, and exercise price. Many of these assumptions are judgmental and highly sensitive. The following table describes the key weighted average assumptions used in the valuation calculations for the options granted in the years ended December 31, 2004, June 30, 2005, and the six months ended December 31, 2005, and a discussion of our methodology for developing each of the assumptions used in the valuation model.

	Dec-2005	Jun-2005	Dec-2004
Expected term	6.5 yrs	6.5 yrs	6.5 yrs
Expected volatility	63%	73%	39%
Risk-free interest rate	4.058%	4.211%	4.360%
Dividend yield	0%	0%	0%

Expected Term. This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. The Company lacks sufficient historical exercise data that it may rely on to determine expected term for the grants issued through December 31, 2005. Therefore the Company relied on the simplified method for expected term as defined by the SEC Staff Accounting Bulletin 107 (SAB 107), where expected term equals the sum of the vesting term and the original contractual term, which is then divided by two. The Company has noted that the simplified method for estimating expected term is only available for option grants through December 31, 2007, when the SEC anticipates more detailed information should be available to the Company. An increase in the expected term will increase share-based compensation expense.

Expected Volatility. Actual changes in the market value of our stock are used to calculate the volatility assumption. The Company calculated daily market value changes during the period that the grant was issued to determine volatility, which was then annualized. An increase in the expected volatility will increase share-based compensation expense.

Risk-Free Interest Rate. This is the ten-year US Treasury zero coupon bond interest rate posted at the date of grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase share-based compensation expense.

Dividend Yield. This is the annual rate of dividends per share over the exercise price of the option. The Company has no history of paying a dividend, so this has been 0%. An increase in the dividend yield will increase share-based compensation expense.

Forfeiture Rate. This is the estimated percentage of options granted that are expected to be forfeited before becoming fully vested, i.e. service-based awards where the full award does not vest due non-completion of the service by the employee, director, or consultant. This percentage is derived from historical experience. An increase in the forfeiture rate will decrease compensation expense.

The following table summarizes the stock option activity for the 2004 OIP for the six months ended December 31, 2005 and 2004:

	2005	2004
Options outstanding at beginning of period	1,500,000	0
Options granted	2,050,000	1,430,000
Options exercised	0	0
Options forfeited, expired, or cancelled	0	0
Options outstanding at period end	3,550,250	1,430,000
Exercisable options at period end	2,138,407	325,000

The following table summarizes the stock option activity for the 2005 Consultant NQO Plan for the six months ended December 31, 2005:

2005
Options outstanding at beginning of period	0
Options granted	183,500
Options exercised	0
Options forfeited, expired, or cancelled	0
Options outstanding at period end	183,500
Exercisable options at period end	135,583

The following table summarizes information about the stock options outstanding for the 2004 OIP at December 31, 2005:

Exercise			Weighted	Weighted
Price	Number	Remaining	Avg. Number	Average
Range	Outstanding	Life	Exercisable	Exer. Price

$0.01-$1.00	600,000	8.52	600,000	$1.00
$1.01-$2.00	645,000	8.76	585,415	$1.66
$2.01-$3.00	543,250	9.43	180,638	$2.95
$3.01-$4.00	1,726,000	9.67	761,994	$3.17
$4.01-$7.00	36,000	9.45	10,000	$4.75

TOTAL	3,550,250		2,138,047	$2.14

The following table summarizes information about the stock options outstanding for the 2005 Consultant NQO Plan at December 31, 2005:

Exercise			Weighted	Weighted
Price	Number	Remaining	Avg. Number	Average
Range	Outstanding	Life	Exercisable	Exer. Price

$0.01-$1.00	0	0.00	0	$0.00
$1.01-$2.00	25,000	8.58	8,333	$2.00
$2.01-$3.00	0	0.00	0	$0.00
$3.01-$4.00	58,500	9.41	27,250	$3.48
$4.01-$7.00	100,000	9.30	100,000	$4.65

TOTAL	183,500		135,583	$4.25

Warrants

At December 31, 2005, there were 11,351,856 warrants outstanding.

For the six months ended December 31, 2005, there were 6,000 warrants exercised at $0.99.

The Company has the following warrants outstanding for the purchase of its common stock:

Exercise	Expiration	Dec. 31
Price	Date	2005

$0.02	April 2009	89,950
$0.50	September 2006	37,021
$0.99	September 2006	69,800
$0.99	December 2006	818,646
$0.99	December 2007	530,603
$0.99	December 2008	530,607
$0.99	April 2009	22,740
$1.60	July 2007	101,000
$1.60	July 2009	405,350
$2.00	July 2007	512,115
$2.00	October 2007	7,075
$3.50	February 2015	7,999,449
$3.50	February 2010	227,500

TOTAL		11,351,856

Exercisable warrants		9,897,411
Weighted average exercise price		$2.80

NOTE 7 -	LONG TERM DEBT

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

As of December 31, 2005, there were no amounts outstanding on the credit line with Universal Finanz Holdings AG by any Company subsidiary or affiliate.

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

On July 25, 2005, MRU Lending, Inc. (MRUL), a wholly-owned subsidiary of the Company entered into a definitive agreement with Doral Bank NY, FSB (the Bank). The agreement provides for the Bank's origination of private student loans to qualified applicants participating in MRUL's private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL and the sale by the Bank and purchase by MRUL of such student loans at par, i.e. with no discount, and without recourse. The business purpose of the Loan Program and Sale Agreements between MRUL and the Bank allow MRUL to purchase student loans originated by a Federal Savings Bank. There are legal and regulatory advantages to MRUL for purchasing loans originated by a Federal Savings Bank that are not otherwise available to MRUL. The agreement between MRUL and the Bank is evidenced by a Loan Program Agreement and a Loan Sale Agreement both dated July 25, 2005. Pursuant to the Loan Program Agreement, the Bank has agreed to not originate or sell private student loans for or to any party other than MRUL. The Agreements have a 36 month term and are automatically renewable for up to two successive terms of 12 months.

The balance due to the Bank for origination of loans approximates $118,000 as of December 31, 2005.

On May 5, 2005, MRUL entered into a definitive agreement with Webbank, a Utah state chartered financial institution. The agreement provides for the Bank's origination of private student loans to qualified applicants participating in MRU Lending's private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL and the sale by the Bank and purchase by MRUL of such student loans at par, i.e. no discount, and without recourse. The agreement between MRUL and the Bank is evidenced by a Loan Program Agreement and a Loan Sale Agreement both dated May 5, 2005. Pursuant to the Loan Program Agreement, the Bank has agreed to not originate or sell private student loans for or to any party other than MRUL. The Agreements have a 36 month term and are automatically renewable for up to two successive terms of 12 months. MRUL and Webbank mutually agreed to terminate this loan program effective November 30, 2005.

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

The following is a schedule by years of future minimum rental payments required under the operating leases which have an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2005:

For the Twelve Months Ending December 31,

2006	$584,146
2007	465,047
2008	353,510
2009	147,259

$1,549,962

NOTE 13 -	RELATED PARTY TRANSACTIONS

The obligations of the Company under the ISID Finance of America, Inc. sub-lease are guaranteed by Edwin J. McGuinn, the Company’s Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the Sub-landlord.

NOTE 13A -	SUBSEQUENT EVENTS

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

NOTE 14 -	RESTATEMENT

The December 31, 2005 financial statements have been restated to give effect to the impact of EITF 98 - 5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, for the issuance of its Series A Convertible Stock.

The December 31, 2005 financial statements have been restated to recognize an additional preferred stock dividend of $6,280,743 for the effect of the beneficial conversion feature contained in its Convertible Preferred Series A Stock resulting from the difference in the issue price per share and the market price per share of the Company’s common stock on the commitment day for the issuance of this Preferred Stock. This change has increased the accumulated deficit for the period ended December 31, 2005 from $17,549,347 to $23,830,090, increased Additional Paid in Capital - Series A Beneficial Conversion Feature from $0 to $6,280,743, and increased net loss per basic and diluted share to $0.80 per share. The effect on total Stockholders’ Equity is zero.

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

RESULTS OF OPERATIONS

The Company executed the following elements of its business plan during the three months ending December 31, 2005:

-
Funded approximately $8 million in private student loans during the three months ended December  31, 2005; received approximately $220 million in private student loan financing requests during the  three months ended December 31, 2005.

-	Completed approximately $10.5 million in additional borrowings against the $165 million credit facility with Nomura Credit and Capital, Inc. ("NCCI").

-
The Company registered the revised 2004 Omnibus Incentive Plan and the 2005 Consultant  Incentive Plan with the Securities and Exchange Commission. The Company issued option  grants to all employees, directors, and consultants who had been promised option grants and  accounted for these grants under FAS 123R, triggering approximately $5.1 million stock option  expense  in December 2005 to recognize the vested stock options outstanding for both plans

After December 31, 2005, the Company completed the following noteworthy accomplishments:

-
The Company’s private student lending subsidiary, MRU Funding SPV, Inc. entered into a  definitive agreement with Merrill Lynch Commercial Finance Corporation (MLFC) pursuant to  which MLFC will provide MRUF with a $175 million revolving credit facility for the origination  and warehousing of private student loans. This credit facility will enable the Company to expand the  scope of its school lending program to 3,700 programs of higher education. The Company  anticipates that this facility will be available for initial and subsequent borrowings late February  2006.

-
The Company completed a private placement of $25 million in Series B convertible preferred stock  to various funds of Battery Venture Partners and Merrill Lynch Investment Managers Private Equity  Partners. The transaction is anticipated to close mid-February 2006. The proceeds of the financing  will be used to advance the Company's growth in the private student loan market.

OVERVIEW

FOR THE SIX MONTHS ENDED DECEMBER 31, 2005, COMPARED TO THE SIX MONTHS ENDING DECEMBER 31, 2004

REVENUES. For the six months ended December 31, 2005 the Company generated $260,914 in operating revenues; $244,420 in interest income from private student loan portfolio, $14,404 in Scholarship Resource Network licensing revenue, $1,495 in origination fee revenue recognized from loans where principal is being serviced, and $595 in private student loan referral marketing fees from private student loans referred to other lenders. This is compared to $7,245 operating revenues from private student loan referral marketing fees from private student loans referred to other lenders for the six months ended December 31, 2004.

COSTS OF REVENUES. For the six months ended December 31, 2005 the Company incurred $85,655 in private student loan referral marketing costs to referral marketing partners for originating some of the Company’s private student loans, $222,590 in facility interest and origination bank costs, $28,075 in Scholarship Resource Network consulting and hosting costs, $23,300 in referral marketing costs related to consolidation student loan borrowers referral marketing income, and $22,137 in third-party servicing and custodial costs for total costs of revenues of $381,757. The Company had no costs of revenues for the six months ended December 31, 2004.

OPERATING EXPENSES AND NET LOSS. For the six months ended December 31, 2005, our total operating expenses were $10,581,926, compared to $7,964,145 for the six month period ended December 31, 2004. The majority of the expenses for the six months ended December 31, 2005 were for stock option expense of $5,134,920, corporate general and administration expenses of $1,566,060, origination operating expenses of $1,184,156, advertising expenses of $872,599, marketing general and administration expenses of $769,884, and technology development of $404,206. The majority of the expenses for the six months ended December 31, 2004 were for corporate general and administration expenses of $1,004,646, marketing general and administration costs of $189,311, origination set-up expenses of $256,546, and legal costs of $205,356.

For the six month period ended December 31, 2005, our loss from operations was $10,702,769 compared to $1,661,304 for the six months ended December 31, 2004.

For the six month period ended December 31, 2005, we had interest income of $61,245 and interest expense of $837, making our net loss before incomes taxes of $10,642,361. This is compared to the six month period ended December 31, 2004, when we had interest income of $12,586 and interest expense of $22,133, which made our net loss before income taxes $1,671,343.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005, COMPARED TO THE THREE MONTHS ENDING DECEMBER 31, 2004

REVENUES. For the three months ended December 31, 2005 the Company generated $212,226 in operating revenues; $205,296 in interest income from private student loan portfolio, $5,070 in Scholarship Resource Network licensing revenue, $1,495 in origination fee revenue recognized from loans where principal is being serviced, and $365 in private student loan referral marketing fees from private student loans referred to other lenders. This is compared to $7,245 operating revenues from private student loan referral marketing fees from private student loans referred to other lenders for the three months ended December 31, 2004.

COSTS OF REVENUES. For the three months ended December 31, 2005 the Company incurred $50,285 in private student loan referral marketing costs to referral marketing partners for originating some of the Company’s private student loans, $162,619 in facility interest and origination bank costs, $12,725 in Scholarship Resource Network consulting and hosting costs, and $13,307 in third-party servicing and custodial costs for total costs of revenues of $238,936. The Company had no costs of revenues for the three months ended December 31, 2004.

OPERATING EXPENSES AND NET LOSS. For the three months ended December 31, 2005, our total operating expenses were $7,964,145, compared to $951,535 for the three month period ended December 31, 2004. The majority of the expenses for the three months ended December 31, 2005 were for stock-based compensation expense (options) of $5,134,920, corporate general and administration expenses of $1,108,636, origination operating expenses of $810,394, marketing general and administration expenses of $361,203, and advertising expenses of $291,056. The majority of the expenses for the three months ended December 31, 2004 were for corporate general and administration expenses of $493,910, marketing general and administration costs of $180,811, origination set-up expenses of $260,597, and advertising expenses of $4,250.

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

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents of $353,236, restricted cash of $2,628,276 and accounts receivable of $18,100 as of December 31, 2005. Our total current assets were $3,193,859 as of December 31, 2005. We also had $349,823 in net property and equipment, $15,957,431 in student loans receivable, $143,404 in deferred financing fees, $29,258 in security deposits, and $123,700 in intangible assets, making our total assets $19,797,475 as of December 31, 2005. Our total current liabilities were $1,659,170 as of December 31, 2005. We had $570,470 in accounts payable, $160,580 in accrued expenses, $117,939 in notes payable and $928,120 in accrued payroll. For the same period ended December 31, 2004, we had cash of $1,648,877 and accounts receivable of $0. Our total current assets were $1,823,433 as of December 31, 2004. We also had $67,121 in net property and equipment and $6,025 in security deposits, making our total assets $1,896,579 as of December 31, 2004. Our total current liabilities were $461,583 as of December 31, 2004. We had $439,450 in accounts payable and accrued expenses and $22,133 in accrued interest payable. We have no long-term commitments or contingencies.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We had cash and cash equivalents of $353,236, restricted cash of $2,628,276 and accounts receivable of $18,100 as of December 31, 2005. In the near term we intend to use our cash on hand to support the ongoing operating and financing requirements of executing our business plan. We believe that our current liquidity will be sufficient to meet our cash needs for working capital through the next twelve months. If cash generated from operations and cash on hand are not sufficient to satisfy our liquidity requirements, we will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to us. If we are required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop, and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our long-term liquidity will depend on our ability to execute our business plan and to commercialize our financial products and services. This business involves significant risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties are described in the Company's definitive Information Statement on Schedule 14C, dated June 14, 2004, as filed with the Securities and Exchange Commission on June 14, 2004, under the heading "Risk Factors.”

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

Item 3. Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer had previously evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, they had previously concluded that our disclosure controls and procedures were effective, as of that date.

In connection with this filing on Form 10-QSB/A, our Chief Executive Officer and Chief Financial Officer reevaluated our disclosure controls and procedures and concluded that they were effective as of December 31, 2005 as described above. In reaching this conclusion, they considered the impact of the restatement of our financial results set forth herein.

PART II
OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
3.1	Certificate of Incorporation.	Exhibit 3.1 to Company's Registration Statement, filed with the SEC on August 10, 2001, File No. 333-67222.
3.2	Certificate of Amendment to the Certificate of Incorporation.	Exhibit 3.4 to Company's Form 8-K, filed with the SEC on March 7, 2003, File No. 000-33487.
3.3	Certificate of Designation.	Exhibit 4.1 to Company's Current Report on Form 8-K filed on February 10, 2005 File No. 000-33487.
3.4	By-laws.	Exhibit 3.2 to the Registration Statement on Form SB-2, filed with the SEC on August 10, 2001, File No. 333-67222.
10.1	Credit Agreement between MRU Lending, Inc. and Nomura Credit & Capital, Inc., dated February 4, 2005.	Exhibit 10.1 to Company’s Registration Statement on Form SB-2 filed with the SEC on March 22, 2005, File No. 333-123503.
10.2	Employment Agreement dated November 17, 2004 between the Company and Edwin J. McGuinn, Jr.	Exhibit 10 to Company’s Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on November 18, 2004, File No. 333-118518.
10.3	Loan Program Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY FSB.	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.
10.4	Loan Sale Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY.	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.
10.5	Sublease between ISID Finance of America, Inc. and MRU Holdings, Inc. dated April 26, 2005.	Exhibit 10.1 to Company’s Current Report on From 8-K filed on May 18, 2005, File No. 000-33487.
10.6	Guaranty of Edwin McGuinn in favor of ISID Finance of America, Inc. dated April 26, 2005.	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.
10.7	Securities Purchase Agreement by and among MRU Holdings, Inc. and the purchasers of Series B Convertible Preferred Stock.	Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2006, File No. 000-33487.
10.8	Consent to Sublease of 1114 Trizechahn-Swig, L.L.C.	Exhibit 10.3 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.
10.9	Amended and Restated 2004 Omnibus Incentive Plan.	Appendix C to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
10.10	2005 Consultant Incentive Plan.	Appendix B to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
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