Form 10QSB/A
period 2006-03-31
MRU HOLDINGS INC
filed 2007-02-12
CIK 1145202

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

Yes     ☐ No     ☒

As of March 31, 2006, the latest practicable date, 17,309,753 of the issuer's common shares, $0.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes     ☐ No     ☒

EXPLANATORY NOTE

MRU Holdings, Inc. (“MRU” or the “Company”) timely filed its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2006 (the “Quarterly Report”) with the Securities and Exchange Commission on May 15, 2006. On December 4, 2006 the Company’s Board of Directors concluded, based on the recommendations of the Company’s management, independent registered public auditors and Audit Committee, that the Company should restate its previously issued financial statements (balance sheet, statements of operations, and statement of changes in stockholders’ equity) for the fiscal years ended June 30, 2005 and 2006 and the financial statements (balance sheet and statements of operations) for the quarters ended March 31, September 30 and December 31, 2005 and March 31 and September 30, 2006.

The restatement is being made to give effect to the impact of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, for the issuance and dividends related to its Series A and B Convertible Preferred Stock. The Company decided that its past accounting for these equity issuances did not properly account for the difference between the issued price per share and the market price of the Company’s common stock on the commitment dates for these issuances and related dividends.

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

Except as described above, no other amendments are being made to the Quarterly Report. All other Items of the original filing on Form 10-QSB for the period ending March 31, 2006 and filed on May 15, 2006 are unaffected by this Amendment No. 1 and such Items have not been included in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the March 31, 2006 date of the Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the original filing of the Quarterly Report, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(RESTATED)
MARCH 31, 2006

ASSETS
2006
(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$20,683,781
Restricted cash	2,170,848
Accounts receivable	4,166
Private student loans receivable, held for sale, lower of cost or market	24,061,241
Prepaid expenses and other current assets	435,518
Total Current Assets	47,355,554

Fixed assets, net of depreciation	393,442

OTHER ASSETS:
Intangible assets, net of amortization	111,330
Security deposits	51,270
Deferred financing fees, net of amortization	344,946
Total Other Assets	507,546

TOTAL ASSETS	$48,256,542

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$524,157
Accrued expenses	352,993
Notes Payable - Doral Bank FSB NY	331,548
Notes Payable - Merrill Lynch	3,885,918
Subscriptions, Series B Convertible Preferred Stock	25,090,365
Accrued payroll	73,164
Total Current Liabilities	30,258,145

LONG-TERM LIABILITIES:
Notes Payable - Nomura Credit and Capital	18,981,996
Deferred origination fee revenue	815,194
Total Long-term Liabilities	19,797,190

Total Liabilities	50,055,335

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value; 200,000,000 shares authorized,
17,309,753 issued and outstanding	17,311
Preferred Stock, Series B, $.001 par value; 25,000,000 shares authorized and
-0- shares issued and outstanding	-
Additional paid-in capital	6,184,965
Additional paid-in capital - options	5,156,537
Additional paid-in capital - Series A beneficial conversion feature	6,334,174
Additional paid-in capital - warrants	7,382,068
Accumulated deficit	(26,873,848)
Total Stockholders' Equity (Deficit)	(1,798,793)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$48,256,542

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(RESTATED)
FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Nine Months Ended		Three Months Ended
	March 31	March 31	March 31	March 31
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
OPERATING REVENUE:
Referral income - consolidation loans	$-	$5,040	$-	$5,040
Referral income - private student loans	996	7,416	400	171
Private student loan portfolio interest income	571,057	-	326,637	-
Origination fee revenue - private student loans	4,221	-	2,725	-
Late payment fee revenue	235	-	235	-
License income	20,172	-	5,769	-
Total Operating Revenue	596,681	12,456	335,766	5,211

COST OF REVENUES
Referral marketing costs - consolidation loans	-	-	-	-
Referral marketing costs - private student loans	185,343	-	76,388	-
Facility interest and origination bank costs	555,281	-	332,691	-
Consulting and web hosting	42,525	-	14,450	-
Servicing and custodial costs	45,162	-	23,025	-
Total Cost of Revenues	828,311	-	446,554	-

GROSS PROFIT/(LOSS)	(231,630)	12,456	(110,788)	5,211

OPERATING EXPENSES
Corporate, general, and administrative expenses	7,941,798	1,750,045	1,214,764	930,263
Sales and marketing expenses	3,118,046	847,768	1,171,770	626,641
Operations expenses	2,416,072	973,943	792,755	923,886
Legal expenses	260,067	850,652	76,693	285,759
Depreciation and amortization	238,807	25,130	116,576	12,440
Total Operating Expenses	13,974,790	4,447,538	3,372,558	2,778,989

NET (LOSS) BEFORE OTHER INCOME/(LOSS)	(14,206,420)	(4,435,082)	(3,483,346)	(2,773,778)

OTHER INCOME (LOSS)
Interest income	195,304	59,983	134,059	47,397
Interest expense	(21,881)	(89,914)	(21,043)	(67,781)
Other income (expense)	30,868	(2,392)	10,832	(1,900)
Total Other Income (Loss)	204,291	(32,323)	123,848	(22,284)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(14,002,129)	(4,467,405)	(3,359,498)	(2,796,062)
Provision for income taxes	-	-	-	-

NET (LOSS)	(14,002,129)	(4,467,405)	(3,359,498)	(2,796,062)

LESS PREFERRED STOCK DIVIDEND	(749,137)	(6,175,000)	(223,440)	(6,175,000)

LOSS APPLICABLE TO COMMON SHARES	$(14,751,266)	$(10,642,405)	$(3,582,938)	$(8,971,062)

NET LOSS PER BASIC AND DILUTED SHARES	$(1.03)	$(0.80)	$(0.23)	$(0.66)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	14,388,268	13,385,763	15,481,857	13,586,201

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(14,751,266)	$(10,642,405)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	238,807	25,130
Series A Preferred Stock Dividend	749,137	6,175,000
Increase in stock options outstanding	5,156,537	--

Changes in assets and liabilities
(Increase) decrease in accounts receivable	16,080	(20,246)
(Increase) in restricted cash	(2,170,848)
Decrease in collateral deposit - student loans	250,000	--
(Increase) in prepaid expenses and other current assets	(301,978)	(246,581)
Decrease in deposits	392,963	--
(Increase) in student loans receivable	(23,902,762)	--
(Increase) decrease in security deposits	(51,270)	88,975
Increase in accounts payable and accrued expenses	460,445	446,162
(Decrease) in accrued payroll	(152,480)	--
Increase in deferred origination fee revenue	807,806	--

Total adjustments	(18,507,563)	293,440

Net cash (used in) operating activities	(33,258,829)	(4,173,965)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(375,131)	(158,423)

Net cash (used in) investing activities	(375,131)	(158,423)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in notes payable - Nomura Credit and Capital credit facility	18,981,996	--
Increase in notes payable - Merrill Lynch credit facility	3,885,918	--
(Increase) in deferred financing fees	(262,500)	--
Increase in stock subscriptions, Series B convertible preferred	25,090,365	--
Proceeds from conversion of warrants	516,146	80,000
Costs associated with Series B convertible preferred subscriptions	(788,706)	--
Proceeds from sale of stock and equity - net of expenses	--	13,026,837

Net cash provided by financing activities	47,423,219	13,106,837

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,789,259	8,774,449

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,894,522	475,421

CASH AND CASH EQUIVALENTS - END OF PERIOD	$20,683,781	$1,237,803

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$21,881	$89,914

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Issuance of common stock for conversion of bridge loan	$--	$750,000
Issuance of preferred stock in conversion of dividends payable	$522,381	$--
Preferred stock converted to common shares	$3,250	$--

The accompanying notes are an integral part of the financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There was no valuation reserve established for the nine month period ended March 31, 2006, as the Company had no expectation of a valuation reserve using our valuation reserve process at that time

The Company places a private student loan receivable on nonaccrual status and charges off the loan when the collection of principal and/or interest is 180 days past due or if the Company learns of an event or circumstance, which in the Company’s judgment causes the loan to have a high probability of nonpayment, even before the collection of principal and/or interest is 180 days past due. The Company’s third party servicer works with borrowers who have temporarily ceased making full payments due to hardship of other factors, according to a schedule approved by the third party servicer that is consistent with established loan program servicing procedures and policies. Loan granted deferment or forbearance will move off principal and/or interest repayment, although these loans will continue to accrue interest. The Company is motivated to work with the servicer in identifying borrowers who may be delinquent on their loans due to misinformation (students frequently change addresses) or availing the student borrower deferment or forbearance. The Company wishes to actively manage its servicing and collection process for two principal reasons: to assist student borrowers maintain their credit ratings and to keep the Company’s valuation reserve as low as possible.

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

Included in cash and cash equivalents are restricted cash deposits that are not readily available to the Company for working capital purposes. At March 31, 2006, the Company’s restricted cash balance was $2,170,848.

Security Deposits

As of March 31, 2006, the Company has $51,270 in security deposits held and controlled by other parties to secure lease agreements the Company has for office space and facilities in New York, NY.

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

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended March 31, 2006 and 2005:

	March 31,	March 31,
	2006	2005

Net profit (loss)	$(14,751,266)	$(10,642,405)

Weighted-average common stock
Outstanding (Basic)	14,388,268	13,385,763

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common stock
outstanding (Diluted)	14,388,268	13,385,763

For March 31, 2006 and 2005, warrants (15,822,730 and 11,436,656, respectively) and options (4,245,499 and 1,500,000, respectively) were not included in the computation of diluted EPS because their inclusion would have been antidilutive.

Financial Instruments Disclosures of Fair Value

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Statements, (FAS 107), requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

March
31, 2006

Cash	$20,683,781
Restricted Cash	2,170,848
Accounts Receivable	4,166
Accounts Payable	524,157
Notes Payable - Doral Bank	331,548
Notes Payable - Nomura	18,981,996
Notes Payable - Merrill Lynch	3,885,918

Fair values approximate carrying values because of the short time until realization.

Assets with fair values exceeding carrying amounts:

	March 31, 2006
	Carrying Value	Fair Value
Private student loans receivable, held for sale	$24,061,241	$26,630,799

The Company determined the fair value of its student loans receivable through a net present value analysis. The Company collates data from a variety of public and private sources, including the United States Department of Education, individual colleges and universities, academic research studies, the Company’s internal research and survey efforts as well as the data from credit bureaus and other credit grantors. This Company’s net present value analysis considered the following: the 2003 United States Department of Education’s cohort default rates for Title IV post-secondary educational institutions (adjusted for particular characteristics of individual borrowers including the university attended, program of study, academic progress in the current or prior program of study, and current or prior employment history), and individual loan basis of valuation, and estimated prepayment assumptions. As of March 31, 2006, the approximate 11% increase in fair value over the carrying value, which is the Company’s cost, results from this net present value modeling of future cash flows from the borrowers servicing these loans tempered by all of the above factors.

Stock Based Compensation

At March 31, 2006, the Company had two stock-based compensation plans, the revised 2004 Omnibus Incentive Plan and the 2005 Consultant Incentive Plan, both of which were registered with the Securities and Exchange Commission in November, 2005. During the quarter ended December 31, 2005, the Company adopted the Financial Accounting Standards Board (FASB) Statement 123(R), Share-Based Payments, (FAS 123R). FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The Company recognized $209,117 in stock based compensation expense for the quarter ended March 31, 2006 and $5,344,037 in stock based compensation expense for the nine months ended March 31, 2006.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS 156, Accounting for the Servicing of Financial Assets, an amendment of FASB Statement 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 156). SFAS 140 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS 140 for subsequent measurement. SFAS 156 will be effective for the Company beginning in the first quarter of fiscal 2007. The adoption of SFAS 156 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and FASB Statement 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 155). SFAS 155 will be effective for the Company beginning in the first quarter of fiscal 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative, which would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value to be recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of SFAS 155 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

NOTE 3 -	STUDENT LOAN RECEIVABLES

Student loan receivables are private student loans made to post-secondary and/or graduate students pursuing degree programs from selective colleges and universities in the United States of America. Private student loans are not guaranteed by any governmental entity and are unsecured consumer debt. Interest accrues on these loans from date of advance depending on the student borrower's choice of repayment option (deferred, interest payment only, and principal and interest payment). ). Once these loans begin to service, borrower payments are applied to interest and principal consistent with the effective interest rate method per SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Origination fee revenue is recognized, if applicable, over the principal servicing life of the loan, also per SFAS 91.

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

Through March 31, 2006, the Company purchased the following private student loan volumes through its various subsidiary loan programs:

•	The Doral-MRU Lending loan program purchased approximately $18.1 million in private student loans.

•	The Doral-MRU Funding SPV loan program purchased approximately $4.3 million in private student loans.

•	The Webbank-MRU Lending loan program purchased approximately $1.5 million in private student loans.

The Company has retained servicing rights on the loans purchased under its various subsidiary loan programs and has outsourced the servicing function to a third party, who remits funds collected to us along with monthly activity reports.

NOTE 4 -	FIXED ASSETS

Fixed assets consisted of the following at March 31, 2006:

2006
Computer network equipment	$517,297
Leasehold improvements	34,192
Furniture and fixtures	5,884
557,373
Less: accumulated depreciation	(163,931)

Total fixed assets	$393,442

Depreciation expense for the nine months ended March 31, 2006 and 2005 was $106,323 and $22,566, respectively.

NOTE 5 -	INTANGIBLE ASSETS

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

	2006	2005

Deferred tax assets	$6,161,903	$1,532,851
Less: valuation allowance	(6,161,903)	(1,532,851)

Totals	$-	$-

At March 31, 2006 and 2005, the Company had accumulated net operating loss deficits of $20,539,674 and $5,109,503 respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. The Company’s beneficial conversion features for the Series A Convertible Preferred Stock increase the Company’s accumulated deficit but does not contribute to net operating losses that can be used to offset future taxable income.

NOTE 7 -	STOCKHOLDERS' EQUITY

Common Stock

There were 200,000,000 and 50,000,000 shares of common stock authorized, with 17,309,753 and 13,586,201 shares issued and outstanding at March 31, 2006 and 2005, respectively. The par value for the common stock is $.001 per share.

The following details the stock transactions for the nine months ended March 31, 2006.

•	75,000 employee options were exercised at an exercise price of $2.00/option

•	765,479 and 2,681,910 shares of Series A Convertible Preferred Stock were voluntarily and manditorily converted to common stock, respectively

•	69,087 warrants were exercised at $2.00, 10,050 warrants were exercised at $1.60, 6,000 warrants were exercised at $0.99, and 37,021 warrants were exercised at $0.50.

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

The Series A Convertible Preferred Stock was convertible at any time into common stock of the Company at a price of $3.50 per share, subject to adjustment for future stock issuances, splits, dividends, and recapitalizations. For the first year of issuance, cumulative dividends were payable quarterly in additional shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has no voting rights except on certain defaults in the Company’s payment of dividends and as otherwise required by law.

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

For the nine month period ended March 31, 2006, the additional paid-in capital account for the beneficial conversion feature for the Series A Convertible Preferred Stock was $6,334,174.

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

ISO’s and NQO’s are granted at an exercise price not less than their fair value at the date of the grant. Options granted have a maximum term of ten years. Option-vesting periods range from immediate vesting to three years, with approximately 28% of stock option grants vesting ratably over three years. At March 31, 2006 there were 938,001 shares available for future grants under the amended 2004 OIP and 1,316,500 shares available for future grants under the 2005 Consultant NQO Plan.

The weighted-average fair value of these grants, calculated using the Black-Scholes valuation method under the assumptions indicated below, was $2.34 in 2006, $2.30 in 2005 and $3.34 in 2004.

The key assumptions for the Black-Scholes valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate, and exercise price. Many of these assumptions are judgmental and highly sensitive. The following table describes the key weighted average assumptions used in the valuation calculations for the options granted in the years ended December 31, 2004, June 30, 2005, and the nine months ended March 31, 2006, and a discussion of our methodology for developing each of the assumption used in the valuation model.

	Mar-2006	Jun-2005	Dec-2004
Expected term	6.5 yrs	6.5 yrs	6.5 yrs
Expected volatility	63%	73%	39%
Risk-free interest rate	4.157%	4.211%	4.360%
Dividend yield	0%	0%	0%

Expected Term. This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. The Company lacks sufficient historical exercise data that it may rely on to determine expected term for the grants issued through March 31, 2006. Therefore the Company relied on the simplified method for an expected term as defined by the SEC Staff Accounting Bulletin 107 (SAB 107), where expected term equals the sum of the vesting term and the original contractual term, which is then divided by two. The Company has noted that the simplified method for estimating expected term is only available for option grants through December 31, 2007, when the SEC anticipates more detailed information should be available to the Company. An increase in the expected term will increase share-based compensation expense.

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

The following table summarizes the stock option activity for the 2004 OIP for the nine months ended March 31, 2006 and 2005:

	2006	2005
Options outstanding at beginning of period	1,500,000	0
Options granted	2,636,999	1,500,000
Options exercised	(75,000)	0
Options forfeited, expired, or cancelled	0	0
Options outstanding at period end	4,061,999	1,500,000
Exercisable options at period end	2,276,405	616,667

The following table summarizes the stock option activity for the 2005 Consultant NQO Plan for the nine months ended March 31, 2006:

Options outstanding at beginning of period	0
Options granted	183,500
Options exercised	0
Options forfeited, expired, or cancelled	0
Options outstanding at period end	183,500
Exercisable options at period end	144,958

The following table summarizes information about the stock options outstanding for the 2004 OIP at March 31, 2006:

Exercise Price Range	Number Outstanding	Remaining Life	Weighted Avg. Number Exercisable	Weighted Average Exer. Price

$0.01-$1.00	600,000	8.28	600,000	$1.00
$1.01-$2.00	570,000	8.52	512,498	$1.61
$2.01-$3.00	543,250	9.18	235,915	$2.95
$3.01-$4.00	2,135,249	9.50	845,075	$3.22
$4.01-$7.00	213,500	9.79	82,917	$4.56

TOTAL	4,061,999		2,276,405	$2.29

The following table summarizes information about the stock options outstanding for the 2005 Consultant NQO Plan at March 31, 2006:

Exercise Price Range	Number Outstanding	Remain. Life	Weighted Avg. Number Exercisable	Weighted Average Exer. Price

$0.01-$1.00	0	0.00	0	$0.00
$1.01-$2.00	25,000	8.33	8,333	$2.00
$2.01-$3.00	0	0.00	0	$0.00
$3.01-$4.00	58,500	9.16	36,625	$3.47
$4.01-$7.00	100,000	9.05	100,000	$4.65

TOTAL	183,500		144,958	$4.20

Warrants

At March 31, 2006 and 2005 there were 15,822,730 and 11,436,656 warrants outstanding, respectively.

For the nine months ended March 31, 2006, there were 69,087 warrants exercised at $2.00, 10,050 warrants exercised at $1.60, 6,000 warrants exercised at $0.99, and 37,021 warrants exercised at $0.50.

The Company has the following warrants outstanding for the purchase of its common stock:

Exercise Price	Expiration Date	March 31 2006

$0.02	April 2009	89,950
$0.99	September 2006	69,800
$0.99	December 2006	818,646
$0.99	December 2007	530,603
$0.99	December 2008	530,607
$0.99	April 2009	22,740
$1.60	July 2007	100,000
$1.60	July 2009	397,850
$2.00	July 2007	451,133
$3.50	February 2015	7,999,449
$3.50	February 2010	227,500
$3.80	February 2016	1,482,751
$3.80	December 2010	159,000
$3.80	February 2011	2,480,264
$3.80	December 2016	412,437
$4.00	April 2010	50,000

TOTAL		15,822,730

Exercisable warrants		13,955,848
Weighted average exercise price		$2.83

NOTE 8 -	CREDIT LINE WITH UNIVERSAL FINANZ HOLDING AG

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

On January 10, 2006, MRU Originations, Inc. ("MRUO") and MRU Funding SPV, Inc. ("MRUF"), wholly-owned subsidiaries of the Company, entered into definitive agreements with Doral Bank NY, FSB ("the Bank"). The agreement provides for the Bank's origination of private student loans to qualified applicants participating in MRUO's private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUO and the sale by the Bank and purchase by MRUF of such student loans at par, i.e. no discount, and without recourse. The business purpose of the Loan Program and Sale Agreements between MRUO, MRUF and the Bank allow MRUF to purchase student loans originated by a Federal Savings Bank. There are legal and regulatory advantages to MRUF for purchasing loans originated by a Federal Savings Bank that are not otherwise available to MRUF. The agreement between MRUO and the Bank is evidenced by a Loan Program Agreement dated January 10, 2006. The agreement between MRUF and the Bank is evidenced by a Loan Sale Agreement dated January 10, 2006. The Agreements have a thirty-six (36) month term and are automatically renewable for up to two (2) successive terms of twelve (12) months.

The balance due to the Bank for origination of MRUO private student loans was $322,795 as of March 31, 2006.

On May 5, 2005, MRU Lending, Inc. ("MRUL"), a wholly-owned subsidiary of the Company entered into a definitive agreement with Webbank, a Utah state chartered financial institution. The agreement provides for Webbank's origination of private student loans to qualified applicants participating in MRU Lending's private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL and the sale by Webbank and purchase by MRUL of such student loans at par, i.e. no discount, and without recourse. The agreement between MRUL and Webbank is evidenced by a Loan Program Agreement and a Loan Sale Agreement both dated May 5, 2005. Pursuant to the Loan Program Agreement, Webbank has agreed to not originate or sell private student loans for or to any party other than MRUL. The Agreements have a 36-month term and are automatically renewable for up to two successive terms of 12 months. MRUL and Webbank mutually agreed to terminate this loan program effective November 30, 2005.

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

The following is a schedule by years of future minimum rental payments required under the operating leases which have an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2005:

For the Twelve Months Ending December 31,
2006	$557,721
2007	454,470
2008	382,319
2009	159,299
$1,553,809

NOTE 14 -	SUBSEQUENT EVENTS

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

Additional Series B Convertible Preferred Stock Private Placement

On April 20, 2006, MRU Holdings, Inc. entered into a definitive securities purchase agreement with Lehman Brothers Global Trading Strategies Group and a group of investors led by Keane Advisors who, together, will invest a total of $4 million as a follow-on investment to the Company's previously announced $25 million Series B Convertible Preferred Stock private placement financing.

NOTE 15 -	RELATED PARTY TRANSACTIONS

The obligations of the Company under the ISID Finance of America, Inc. sub-lease are guaranteed by Edwin J. McGuinn, the Company’s Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the Sub-landlord.

NOTE 16 -	RESTATEMENT

The March 31, 2006 financial statements have been restated to give effect to the impact of EITF 98 - 5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, for the issuance of its Series A Convertible Preferred Stock.

The March 31, 2006 financial statements have been restated to recognize an additional preferred stock dividend of $6,334,174 for the effect of the beneficial conversion feature contained in its Convertible Preferred Series A Stock resulting from the difference in the issue price per share and the market price per share of the Company’s common stock on the commitment day for the issuance of this Preferred Stock. This change has increased the accumulated deficit for the period ended March 31, 2006 from $20,539,674 to $26,873,848, increased Additional Paid in Capital - Series A Beneficial Conversion Feature from $0 to $6,334,174, and increased net loss per basic and diluted share to $1.03 per share. The effect on total Stockholders’ Equity is zero.

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

RESULTS OF OPERATIONS

The Company executed the following elements of its business plan during the three months ending March 31, 2006:

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

OVERVIEW

FOR THE NINE MONTHS ENDED MARCH 31, 2006, COMPARED TO THE NINE MONTHS ENDING MARCH 31, 2005

REVENUES. For the nine months ended March 31, 2006 the Company generated $596,681 in operating revenues, the significant components of this operating revenue were: $571,057 in interest income from private student loan portfolio, $20,172 in Scholarship Resource Network licensing revenue, and $4,221 in private student loan origination fee revenue. This is compared to $12,456 in operating revenues from consolidation student loan ($5,040) and private student loan ($7,416) referral marketing fees for the nine months ended March 31, 2005.

COSTS OF REVENUES. For the nine months ended March 31, 2006 the Company incurred $555,281 in credit facility costs related to the collateralization of its private student loan portfolios and origination bank costs, $185,343 in private student loan referral marketing costs, $45,162 in student loan servicing and custodial costs, and $42,525 in Scholarship Resource Network consulting and hosting costs. The Company had no cost of revenues for the three months ended March 31, 2005.

OPERATING EXPENSES AND NET LOSS. For the nine months ended March 31, 2006, our total operating expenses were $13,974,790, compared to $4,447,538 for the nine month period ended March 31, 2005. The majority of the expenses for the nine months ended March 31, 2006 were for corporate general and administration expenses of $7,941,798 (of which $4,901,169 were stock-based compensation for corporate, general, and administrative staff and officers and directors of the Company), origination operating expenses of $2,416,072, advertising expenses of $1,506,107, and marketing general and administration expenses of $1,613,132. The majority of the expenses for the nine months ended March 31, 2005 were for corporate general and administration expenses of $1,750,045, origination operations expenses of $973,943, sales and marketing expenses of $847,768, and legal expenses of $850,652.

For the nine month period ended March 31, 2006, our loss from operations was $14,206,420 compared to $4,435,082 for the nine months ended March 31, 2005.

For the nine month period ended March 31, 2006, the Company had interest income of $195,304, interest expense of $21,881, and non-operating gains of $30,868, making our net loss before incomes taxes $14,002,129. This is compared to the nine month period ended March 31, 2005, when the Company had interest income of $59,983, interest expense of $89,914, and non-operating losses of $2,392, which made our net loss before income taxes $4,467,405.

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

OPERATING EXPENSES AND NET LOSS. For the three months ended March 31, 2006, our total operating expenses were $3,372,558, compared to $2,778,989 for the three month period ended March 31, 2005. The majority of the expenses for the three months ended March 31, 2006 were for corporate general and administration expenses of $1,214,764, origination operating expenses of $792,755, advertising expenses of $633,551, and marketing general and administration expenses of $538,219. The majority of the expenses for the three months ended March 31, 2005 were for corporate general and administration expenses of $930,263, origination set-up expenses of $923,886, marketing general and administration costs of $588,396, and advertising expenses of $38,245.

For the three month period ended March 31, 2006, our loss from operations was $3,483,346 compared to $2,773,778 for the three months ended March 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES. The Company had cash and cash equivalents of $20,683,781, restricted cash of $2,170,848 and trade accounts receivable of $4,166 as of March 31, 2006. Our total current assets were $47,355,554 as of March 31, 2006. We also had $393,442 in net property and equipment, $111,330 in net intangible assets, $344,946 in deferred financing fees, and $51,270 in security deposits, making our total other assets $507,546 as of March 31, 2006. Our total current liabilities were $30,258,145 as of March 31, 2006. We had $25,090,365 in Series B Convertible Preferred Stock subscriptions, $524,157 in accounts payable and accrued expenses, and $73,164 in accrued payroll.

For the period ended March 31, 2005, the Company had cash of $9,249,870 and accounts receivable of $20,246. Our total current assets were $9,500,459 as of March 31, 2005. We also had $151,776 in net property and equipment and $24,263 in security deposits, making our total assets $9,676,498 as of March 31, 2005. Our total current liabilities were $528,713 as of March 31, 2005. We had $448,502 in accounts payable and accrued expenses, $80,000 in stock subscriptions to be issued, and $211 in accrued interest payable.

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

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We had cash and cash equivalents of $20,683,781, restricted cash of $2,170,848 and trade accounts receivable of $4,166 as of March 31, 2006. In the near term we intend to use our cash on hand to support the ongoing operating and financing requirements of executing our business plan. We believe that our current liquidity will be sufficient to meet our cash needs for working capital through the next twelve months. If cash generated from operations and cash on hand are not sufficient to satisfy our liquidity requirements, we will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to us. If we are required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop, and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Our Chief Executive Officer and our Chief Financial Officer had previously evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, they had previously concluded that our disclosure controls and procedures were effective, as of that date.

In connection with this filing on Form 10-QSB/A, our Chief Executive Officer and Chief Financial Officer reevaluated our disclosure controls and procedures and concluded that they were effective as of March 31, 2006 as described above. In reaching this conclusion, they considered the impact of the restatement of our financial results set forth herein.

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