Form 10KSB/A
period 2006-06-30
MRU HOLDINGS INC
filed 2007-02-12
CIK 1145202

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Name of small business issuer in its charter)

Commission file number: 001-33073

Delaware	33-0954381
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1114 Avenue of the Americas, 30th Floor
New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices on the OTC Bulletin Board on August 17, 2006 was approximately $82M.

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of the latest practicable date: 17,617,150 shares as of August 17, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):
☐ Yes ☒ No

EXPLANATORY NOTE

MRU Holdings, Inc. (“MRU” or the “Company”) timely filed its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006 (the “Annual Report”) with the Securities and Exchange Commission on September 29, 2006. On December 4, 2006 the Company’s Board of Directors concluded, based on the recommendations of the Company’s management, independent registered public auditors and Audit Committee, that the Company should restate its previously issued financial statements (balance sheet, statements of operations, and statements of changes in stockholders’ equity) for the fiscal years ended June 30, 2005 and 2006 as well as the financial statements (balance sheet and statements of operations) for the quarters ended March 31, September 30 and December 31, 2005 and March 31 and September 30, 2006.

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

This Amendment No. 1 to the Annual Report on Form 10-KSB (“Amendment No. 1”) is being filed for the purpose of amending Items 6, 7 and 8A of Part II of the Annual Report. Additionally, pursuant to the rules of the SEC, Item 13 of Part III of the Annual Report has been amended to contain currently dated certifications of the Company’s chief executive officer and chief financial officer. As required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our chief executive officer and chief financial officer are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other amendments are being made to the Annual Report. All other Items of the original filing on Form 10-KSB for the period ending June 30, 2006 and filed on September 29, 2006 are unaffected by this Amendment No. 1 and such Items have not been included in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the June 30, 2006 date of the Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the original filing of the Annual Report, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

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

Loan Portfolio Interest Income - Total loan portfolio interest increased from $297 for the six months ended June 30, 2005 to $1,206,160 for the year ended June 30, 2006 as a result of the growth of the alternative private student loan portfolio, from $158,000 as of June 30, 2005 to $38.7 million as of June 30, 2006. The Company had no interest income for the year ended December 31, 2004 as the Company had no loan portfolio at that time.

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

Valuation Reserve - Student Loans Receivables - As of June 30, 2006, the Company established a valuation reserve of approximately $815,000 based upon a review of the Company’s alternative private student loans that are in repayment and extrapolating those default, delinquency, and recovery experiences to both currently serviced and deferred loans in its alternative private student loan portfolio. As of June 30, 2005, the Company had no experience with defaults, delinquencies, or recoveries that would support a valuation reserve on its $158,000 alternative private student loan portfolio.

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

Operating expenses - Operating expenses increased to approximately $24.2 million for the year ending June 30, 2006 from approximately $4.1 million for the six months ending June 30, 2005.

Stock-based compensation accounted for $7.8 million of the approximately $22.8 million in total operating expenses that the Company incurred for the year ending June 30, 2006. This resulted from the Company’s compliance with FAS 123R.

Salaries and benefits increased approximately $3.6 million for the year ending June 30, 2006 from the six months ending June 30, 2005 as a result of the Company’s increased student loan originations.

Advertising costs increased approximately $4.3 million for the year ending June 30, 2006 from the six months ending June 30, 2005 as a result of the Company’s expanding presence in the marketplace.

Amortization of deferred financing fees accounted for $1.8 million in total operating expenses for the year ending June 30, 2006. These costs resulted from the Company’s student loan credit facilities with Nomura Credit and Capital and Merrill Lynch Bank USA.

Operating expense increased to approximately $4.1 million for the six months ending June 30, 2005 from approximately $1.9 million for the year ended December 31, 2004.

Salaries and benefits increased approximately $1.4 million for the six months ending June 30, 2005 from the year ending December 31, 2004 as a result of the Company’s initial hiring.

Legal fees increased approximately $315,000 for the six months ending June 30, 2005 from the year ending December 31, 2004 resulting from the increased legal fees to close the Nomura credit facility.

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

Cash and Cash Equivalents
As of June 30, 2006, the Company had cash and cash equivalents of $17,899,504, restricted cash of $2,975,430 and accounts receivable of $4,167. As of June 30, 2005, the Company had cash and cash equivalents of $6,894,522 and accounts receivable of $20,246. The increase in cash and cash equivalents is primarily due to our Series B Preferred Convertible Stock Offering in February and May 2006. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s uninsured cash balances were approximately $19.8 million and $6.8 million respectively for the year ended June 30, 2006 and the six months ended June 30, 2005.

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

Accounts Payable and Accrued Expenses
We had accounts payable of $1,410,865, accrued expenses of $870,571, and accrued payroll of $161,609 at June 30, 2006 and $577,478 in accounts payable, accrued expenses of $170,775, and accrued payroll of $225,644 at June 30, 2005. The increase in accounts payable is due to approximately $600,000 in increased marketing payables. The increase in accrued expenses from June 30, 2005 to June 30, 2006 is due to approximately $600,000 in accrued Series B Convertible Preferred dividends, which are payable in additional shares of Series B Convertible Preferred stock.

Contractual Obligations and Commercial Commitments

Contractual Obligations

	TOTAL	Current	1-3yrs	>3Yrs
Long Term Debt	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0
Operating Leases	$1,500,000	$557,000	$996,000	$0
Unconditional Purchase Obligations	$0	$0	$0	$0
Other Long-Term Obligations	$0	$0	$0	$0
TOTAL Contractual Cash Obligations	$1,500,000	$557,000	$996,000	$0

The Company leases office and other corporate space under leases with terms between one and four years. Monthly payments under the current leases range between $1,525 and $31,860. The Company is required to pay its pro rata share of costs relating to certain of the leased facilities. Amounts listed above include only the contractually obligated portions of these operating leases.

Commercial Commitments

	TOTAL	Current	1-3yrs	>3yrs
Lines of Credit	$36,600,000	$0	$36,600,000	$0
Standby Letters of Credit	$0	$0	$0	$0
Guarantees	$0	$0	$0	$0
Standby Repurchase Obligations	$0	$0	$0	$0
Other Commercial Commitments	$806,000	$806,000	$0	$0
TOTAL Commercial Commitments	$37,400,000	$806,000	$36,600,000	$0

The Company has a $165 million three-year credit facility to collateralize its alternative private student loans with Nomura Credit and Capital (Nomura) and a $175 million one-year credit facility with Merrill Lynch Bank USA (Merrill), terms of both facilities are described in Part I, Item 1 of this annual report 10-KSB. At June 30, 2006, the Company has approximately $18,730,000 advanced on the Nomura Credit and Capital credit facility and approximately $17,864,000 advanced on the Merrill Lynch Bank US credit facility.

The Company’s subsidiaries MRU Lending, Inc. and MRU Funding SPV, Inc. have loan sale agreements with Doral Bank Federal Savings Bank New York (Doral Bank). At June 30, 2006, the Company had total commitments to Doral Bank of approximately $806,000.

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

Item 8A. Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer had previously evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, they had previously concluded that our disclosure controls and procedures were effective, as of that date, in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934, as amended, is disclosed on a timely basis.

In connection with this filing on Form 10-KSB/A, our Chief Executive Officer and Chief Financial Officer reevaluated our disclosure controls and procedures and concluded that they were effective as of June 30, 2006 as described above. In reaching this conclusion, they considered the impact of the restatement of our financial results set forth herein.

PART III

Item 13. Exhibits.

(a)  The following exhibits are to be filed as part of this report:

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
3.1	Amended and Restated Certificate of Incorporation.	Appendix A to the Definitive Information Statement on Form 14C, filed with the SEC on January 23, 2006, File No. 000-33487.
3.2	By-laws.	Exhibit 3.4 to the Registration Statement on Form SB-2, filed with the SEC on August 10, 2001, File No. 333-67222.
10.1	Credit Agreement between MRU Lending, Inc. and Nomura Credit & Capital, Inc., dated February 4, 2005.	Exhibit 10.1 to Company’s Registration Statement on Form SB-2 filed with the SEC on March 22, 2005, File No. 333-123503.
10.2	Employment Agreement dated November 17, 2004 between the Company and Edwin J. McGuinn, Jr.	Exhibit 10 to Company’s Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on November 18, 2004, File No. 333-118518.
10.3	Loan Program Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY FSB.	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.
10.4	Loan Sale Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY.	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.
10.5	Sublease between ISID Finance of America, Inc. and MRU Holdings, Inc. dated April 26, 2005.	Exhibit 10.1 to Company’s Current Report on From 8-K filed on May 18, 2005, File No. 000-33487.
10.6	Guaranty of Edwin McGuinn in favor of ISID Finance of America, Inc. dated April 26, 2005.	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.
10.7	Securities Purchase Agreement by and among MRU Holdings, Inc. and the purchasers of Series B Convertible Preferred Stock.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2006, File No. 000-33487.
10.8	Consent to Sublease of 1114 Trizechahn-Swig, L.L.C.	Exhibit 10.3 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.
10.9	Amended and Restated 2004 Ominibus Incentive Plan.	Appendix C to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
10.10	2005 Consultant Incentive Plan.	Appendix B to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
14.1	Code of Ethics.	Exhibit 14 to Company’s Annual Report on Form 10-KSB filed on March 22, 2005 (File No. 000-33487)
21.1	Subsidiaries of the Company	Exhibit 21 to Company’s Annual Report on Form 10-KSB filed on March 22, 2005 (File No. 000-33487)
23.1	Consent of Bagell, Josephs & Company, LLC	Exhibit 23(a) to Company’s Annual Report on Form 10-KSB filed on March 22, 2005 (File No. 000-33487)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

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

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED
JUNE 30, 2006 (AUDITED), THE SIX MONTHS ENDED JUNE 30, 2005 (AUDITED), AND THE YEAR ENDED DECEMBER 31, 2004 (AUDITED)

MRU HOLDINGS, INC. AND SUBSIDIARIES
JUNE 30, 2006 AND 2005, AND DECEMBER 31, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)
FOR THE YEAR ENDED JUNE 30, 2006, SIX MONTHS ENDED JUNE 30, 2005, AND YEAR ENDED DECEMBER 31, 2004

Report of Independent Registered Accounting Firm	F-3

Consolidated Balance Sheets as of June 30, 2006 and 2005(Audited)	F-4

Consolidated Statements of Operations for the Year Ended June 30, 2006 (Audited), Six Months Ended June 30, 2005 (Audited), and Year Ended December 31, 2004 (Audited)	F-5

Consolidated Statements of Cash Flows for the Year Ended June 30, 2006 (Audited), Six Months Ended June 30, 2005 (Audited), and Year Ended December 31, 2004 (Audited)	F-6

Consolidated Statement of Changes in Stockholders Equity/(Deficit) from January 1, 2004 through June 30, 2006 (Audited)	F-7

Notes to Consolidated Financial Statements	F-8

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

As discussed in Note 15 to the financial statements, the accompanying financial statements have been restated.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
September 28, 2006, except for Note 15 which is as of February 8, 2007

MEMBER OF:
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
CENTER FOR PUBLIC COMPANY AUDIT FIRMS (CPCAF)
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA STATE BOARD OF ACCOUNTANCY

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AUDITED BALANCE SHEETS
JUNE 30, 2006 AND JUNE 30, 2005

ASSETS
	2006	2005
	(Restated)	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$17,899,504	$6,894,522
Restricted cash	2,975,430	-
Accounts receivable	4,167	20,246
Private student loans receivable, held for sale, lower of cost of market	39,564,367	158,479
Valuation reserve - private student loans receivable	(814,631)	-
Collateral deposit - student loans	0	250,000
Prepaid expenses and other current assets	388,477	133,540
Total Current Assets	60,017,314	7,456,787

Fixed assets, net of depreciation	537,131	273,073

OTHER ASSETS:
Security deposits	30,248	392,963
Intangible assets, net of amortization	98,960	0
Investment in Achiever Fund I, LLC	120,000	0
Deferred financing fees, net of amortization	1,930,854	177,820
Total Other Assets	2,180,062	570,783

TOTAL ASSETS	$62,734,507	$8,300,643

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,410,865	$577,478
Accrued expenses	870,571	170,775
Accrued payroll	161,609	225,644
Notes payable - Doral Bank FSB NY	806,182	0
Notes payable - Merrill Lynch	17,863,560	0
Total Current Liabilities	21,112,787	973,897

LONG-TERM LIABILITIES:
Notes payable - Nomura Credit & Capital	18,732,264	0
Deferred origination fee revenue	1,327,273	7,388
Total Long-term Liabilities	20,059,537	7,388

Total Liabilities	41,172,324	981,285

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $.001 par value; 25,000,000 shares authorized
0 and 3,250,006 shares issued and outstanding as of 06/30/2006 and 06/30/2005	0	3,250
Preferred Stock, Series B, $.001 par value; 25,000,000 shares authorized
7,631,580 and 0 shares issued and outstanding as of 06/30/2006 and 06/30/2005	7,632	0
Common Stock, $.001 par value; 200,000,000 shares authorized, 17,593,565
and 13,664,502 issued and outstanding as of 06/30/2006 and 06/30/2005	17,593	13,664
Additional paid-in capital	35,775,538	6,426,066
Additional paid-in capital - options	7,518,079	0
Additional paid-in capital - Series A beneficial conversion feature	6,334,174	6,175,000
Additional paid-in capital - Series B beneficial conversion feature	10,847,759	0
Additional paid-in capital - warrants	10,369,549	7,382,068
Accumulated deficit	(49,308,141)	(12,680,690)
Total Stockholders' Equity (Deficit)	21,562,183	7,319,358

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$62,734,507	$8,300,643

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2006 (AUDITED), SIX MONTHS ENDED JUNE 30, 2005 (AUDITED),
AND YEAR ENDED DECEMBER 31, 2004 (AUDITED)

	Year	Six Months	Year
	Ended	Ended	Ended
	June 30,	June 30,	December 31,
	2006	2005	2004
	(Audited)	(Audited)	(Audited)
	(Restated)	(Restated)
OPERATING REVENUE:
Referral income - consolidation student loans	$0	$238,175	$0
Referral income - private student loans	1,889	881	8,177
Loan portfolio interest income - private student loans	1,206,160	297	0
Origination fee revenue - private student loans	9,526	0	0
Late payment fee revenue - private student loans	494	0	0
License income	26,423	0	0
Total Operating Revenue	1,244,492	239,353	8,177

COST OF REVENUES
Referral marketing costs - consolidation student loans	23,300	189,725	0
Referral marketing costs - private student loans	348,822	0	0
Facility interest and origination bank costs	1,078,202	10,185	0
Valuation reserve - private student loans	814,631	0	0
Consulting and hosting	53,775	0	0
Servicing and custodial costs	82,625	25,070	0
Total Cost of Revenues	2,401,355	224,980	0

GROSS PROFIT/(LOSS)	(1,156,863)	14,373	8,177

OPERATING EXPENSES
Corporate general and administrative expenses	9,609,122	1,104,701	774,122
Sales and marketing expenses	7,447,426	791,261	312,301
Operations expenses	2,522,738	257,307	35,687
Technology development	1,466,705	855,132	158,646
Legal expenses	590,513	791,011	475,984
Other operating expenses	661,255	247,807	98,894
Depreciation and amortization	1,969,858	70,595	13,782
Total Operating Expenses	24,267,617	4,117,814	1,869,416

OPERATING (LOSS)	(25,424,480)	(4,103,441)	(1,861,239)
OTHER INCOME/(EXPENSE)
Interest income	428,201	83,398	13,931
Interest expense	(23,501)	(67,905)	(22,133)
Other non-operating income/(expense)	30,868	16,785	(1,992)
Total Other Income/(Expense)	435,568	32,278	(10,194)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(24,988,912)	(4,071,163)	(1,871,433)
Provision for income taxes	0	0	0

NET (LOSS)	$(24,988,912)	$(4,071,163)	$(1,871,433)

LESS PREFERRED STOCK DIVIDEND	(11,606,683)	(6,175,000)	0

(LOSS) APPLICABLE TO COMMON SHARES	$(36,595,595)	$(10,246,163)	$(1,871,433)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(2.42)	$(0.75)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	15,100,652	13,608,511	13,209,331

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2006 (AUDITED), SIX MONTHS ENDED JUNE 30, 2005 (AUDITED),
AND THE YEAR ENDED DECEMBER 31, 2004 (AUDITED)

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(36,595,595)	$(10,246,163)	$(1,871,433)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,969,858	70,595	13,782
Series A Preferred Stock Dividend	758,924	6,175,000	-
Series B Preferred Stock Dividend	10,847,759	-	-
Increase in stock options outstanding	7,814,692	0	0
(Increase) in tax provision valuation stock options outstanding	(2,656,995)	0	0
Increase in valuation reserve - private student loans	814,631	0	0

Changes in assets and liabilities
Decrease/(Increase) in accounts receivable	16,079	(20,246)	0
(Increase) in restricted cash	(2,975,430)
Decrease/(increase) in collateral deposit - student loans	250,000	(250,000)	0
(Increase) in prepaid expenses and other current assets	(254,937)	41,016	(180,032)
Decrease/(increase) in security deposits	362,715	(386,938)	0
(Increase) in student loans receivable, held for sale	(39,405,888)	(158,479)	0
Increase in accounts payable and accrued expenses	1,039,898	165,584	458,482
(Decrease)/Increase in accrued payroll	(64,035)	225,644	0
Increase in deferred origination fee revenue	1,319,885	7,388	0

Total adjustments	(20,162,845)	5,869,564	292,232

Net cash (used in) operating activities	(56,758,440)	(4,376,599)	(1,579,201)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets and intangible assets	(573,977)	(247,867)	(70,409)
(Increase) in investment in Achiever Fund I LLC	(120,000)	0	0

Net cash (used in) investing activities	(693,977)	(247,867)	(70,409)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in advances - originating loan program agreements	37,624,454	0	0
(Decrease) due to repayments - originating loan program agreements	(36,818,272)	0	0
Increase in advances - Nomura Credit and Capital credit facility	19,286,667	0	0
(Decrease) due to repayments - Nomura Credit and Capital credit facility	(554,403)	0	0
Increase in advances - Merrill Lynch credit facility	17,920,204	0	0
(Decrease) due to repayments - Merrill Lynch credit facility	(56,644)	0	0
Proceeds from bridge loan	0	0	750,000
Proceeds from sale of stock and equity, net of expenses	0	0	2,548,438
Proceeds from conversion of warrants	406,356	107,760	0
Reduction in stock options outstanding due to exercise	(296,613)	0	0
Proceeds from conversion of options	646,500	0	0
Increase in deferred tax due to stock options outstanding	2,656,995	0	0
Costs associated with Series A convertible preferred issuance	0	(534,899)	0
Gross proceeds from sale of Series A convertible preferred issuance	0	10,503,750	0
(Increase) in deferred financing fees	(525,000)	(206,500)	0
Costs associated with Series B convertible preferred issuance	(832,845)	0	0
Gross proceeds from sale of Series B convertible preferred issuance	29,000,000	0	0

Net cash provided by financing activities	68,457,399	9,870,111	3,298,438

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,004,982	5,245,645	1,648,828

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,894,522	1,648,877	49

CASH AND CASH EQUIVALENTS - END OF PERIOD	$17,899,504	$6,894,522	$1,648,877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$23,501	$67,786	$67,786

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of common stock for conversion of bridge loan	$0	$0	$750,000

Issuance of preferred stock in conversion of dividends payable	$522,381	$0	$0

Accrued Series A and B stock dividends	$599,750	$121,086	$0

Issuance of warrants	$2,987,481	$7,382,068	$0

Preferred stock converted to common shares	$3,448	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED JUNE 30, 2006 (AUDITED) AND SIX MONTHS ENDED JUNE 30, 2005 (AUDITED)
AND THE YEAR ENDED DECEMBER 31, 2004 (AUDITED)

							Additional	Additional	Additional	Additional	Additional
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-In	Paid-In Capital	Paid-In Capital	Paid-In Capital	Paid-In Capital	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	- Options	- Warrants	- Series A Ben Conv	- Series B Ben Conv	(Deficit)	Total
										(Restated)	(Restated)	(Restated)

Balance, December 31, 2003	900,000	$900	0	$0	10,300,000	$10,300	$438,800	$0	$0			($442,008)	$7,992

Additional capital contribution							30,450						$30,450

Net (loss) for the six months ended
June 30, 2004 before effects of reverse merger												(200,889)	($200,889)

Subtotal-June 30, 2004	900,000	$900	0	$0	10,300,000	$10,300	$469,250	$0	$0	$0	$0	($642,897)	($162,447)

Effects of Reverse Merger
Elimination of Iempower equity	(900,000)	(900)			(10,300,000)	(10,300)	(469,250)						($480,450)
Distribution of Pacific Technology equity to Iempower holders					6,863,433	6,863	439,790						$446,653
Assumption of Pacific Technology liabilities by Iempower holders					466,519	466	29,894						$30,360
Remaining equity in Pacific Technology (now MRU Holdings, Inc.)					3,600,000	3,600							$3,600

Issuance of shares in conversion
of bridge loan and accrued interest					468,750	469	749,531						$750,000

Common stock issued for cash, July 2004 - net of expenses					2,150,000	2,150	2,455,674						$2,457,824

Common stock issued for cash, October 2004					37,500	38	59,962						$60,000

Net (loss) for the period July 1, 2004 to December 31, 2004												(1,670,544)	($1,670,544)

Balance, December 31, 2004	0	$0	0	$0	13,586,202	$13,586	$3,734,851	$0	$0	$0	$0	($2,313,441)	$1,434,996

Issuance of Series A preferred stock, February 2005	3,250,006	$3,250					2,583,533		7,382,068	6,175,000		($6,175,000)	$9,968,851

Exercise of warrants at $2.00 per share					40,000	40	79,960						$80,000

Exercise of warrants at $1.60 per share					7,100	7	12,153						$12,160

Exercise of warrants at $0.50 per share					31,200	31	15,569						$15,600

Net (loss) for the six months
ended June 30, 2005												(4,192,249)	($4,192,249)

Balance, June 30, 2005	3,250,006	$3,250	0	$0	13,664,502	$13,664	$6,426,066	$0	$7,382,068	$6,175,000	$0	($12,680,690)	$7,319,358

Exercise of warrants at $2.00 per share					145,709	146	291,273						$291,419

Exercise of warrants at $1.60 per share					46,050	46	73,634						$73,680

Exercise of warrants at $0.99 per share					21,060	21	20,927						$20,948

Exercise of warrants at $0.50 per share					37,021	37	18,473						$18,510

Exercise of warrants at $0.02 per share					89,950	90	1,709						$1,799

Exercise of options at $3.07 per share					16,250	16	83,984	(34,113)					$49,887

Exercise of options at $3.00 per share					50,000	50	224,950	(75,000)					$150,000

Exercise of options at $2.00 per share					75,000	75	337,425	(187,500)					$150,000

Issuance of Series A preferred stock dividend	198,017	198					137,573			159,174		(191,029)	$105,916

Conversion of Series A preferred stock, January 2006	(3,448,023)	(3,448)			3,448,023	3,448							$0

Issuance of Series B preferred stock, net of expenses, May 2006			7,631,580	7,632			28,159,524				10,516,318	(10,516,318)	$28,167,156

Accrue Series B preferred stock dividend											331,441	(931,191)	($599,750)

Accrue warrants issued to Merrill Lynch									2,987,481				$2,987,481

Accrue FAS123R stock option expense								7,814,692					$7,814,692

Net (loss) for the year ended June 30, 2006
												(24,988,912)	($24,988,912)

Balance, June 30, 2006	0	$0	7,631,580	$7,632	17,593,565	$17,593	$35,775,538	$7,518,079	$10,369,549	$6,334,174	$10,847,759	($49,308,140)	$21,562,183

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

For the fiscal year ended June 30, 2006, the Company recorded $814,631 as a valuation reserve for its private student loans receivable. There was no valuation reserve established for the fiscal year ended June 30, 2005 as the Company had no expectation of a valuation reserve using our valuation reserve process at that time.

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

An analysis of the Company’s valuation reserve is presented in the following table for the three months and fiscal year ended June 30, 2006:

	Three Months	Fiscal Year
	Ending 6/30/06	Ending 6/30/06

Balance at beginning of period	$0	$0
Valuation reserve increase/(decrease)
Federally insured loans	0	0
Private student loans	814,631	814,631
Total valuation reserve change	814,631	814,631

Charge-offs, net of recoveries
Federally insured loans	0	0
Private student loans	0	0
Net charge-offs	0	0

Balance at end of period	$814,631	$814,631

Private student loan valuation reserve as a
percentage of the private student loans
receivable portfolio		2.06%

The Company has no loans on nonaccrual status through June 30, 2006.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2006 and 2005, the Company’s uninsured cash balances were $19,782,730 and $6,805,965, respectively.

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

Investment in Achiever Fund I, LLC

On April 18, 2006, the Company entered into a definitive agreement with a consortium of European financial institutions with significant experience in consumer lending and specialty financial products to support the launch and origination of Preprime™ student loans. These private student loans address the market of post-secondary school borrowers who are currently unable to meet traditional private student loan underwriting criteria, e.g. thin or no credit history, insufficient earnings history, etc. The Company will be both the managing member (through its Achiever Funding LLC affiliate) and a minority investor in the Achiever Fund I LLC. As of December 31, 2006, the Company’s investment percentage in these affiliates was less than five (5%) percent.

The Company has not consolidated these affiliates within its financial statements per FASB Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires consolidation by business entities of variable interest entities, which have one or more of the following characteristics (the Company’s application of the facts of the agreement to FIN 46 requirements are noted after each):

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
c.    The right to receive the expected residual return of the entity (Residual interests are returned to the members in a pro rata distribution based on their respective percentage interests)
3.    The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. (Voting Rights: The agreement requires the unanimous vote of the members; under Delaware law, managers who are also members have the same rights and powers of other members unless the operating agreement provides otherwise. Entity Activities: Achiever Fund I, LLC provide student loans to unrelated third parties and thereby generates profits which are allocated to the members in proportion to their respective percentage interests.)

The Company accounts for this investment at the lower of cost or fair value, which is the Company’s investment basis (cost), per EITF 03-16, Accounting for Investments in Limited Liability Companies.

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

The following is a reconciliation of the computation for basic and diluted EPS for the year ended June 30, 2006, the six months ended June 30, 2005, and the year ended December 31, 2004:

Net (loss)	$(36,595,595)	$(10,246,163)	$(1,871,433)

Weighted-average common stock
Outstanding (Basic)	15,100,652	13,608,511	13,209,331

Weighted-average common stock
equivalents:
Stock options	-	-	-
Warrants	-	-	-

Weighted-average common stock
outstanding (Diluted)	15,100,652	13,608,511	13,209,331

For June 30, 2006 and 2005 and for December 31, 2004, warrants (15,604,968, and 11,357,856, and 3,214,727, respectively) were not included in the computation of diluted EPS because their inclusion would have been antidilutive. For June 30, 2006 and 2005 and for December 31, 2004, options (4,320,485, and 1,500,000, and 478,750, respectively) were not included in the computation of diluted EPS because their inclusion would have been antidilutive.

Financial Instruments Disclosures of Fair Value

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Instruments, (FAS 107), requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

	June	June
	30, 2006	30, 2005

Cash	$17,899,504	$6,894,522
Restricted cash	2,975,430	0
Accounts Receivable	4,167	20,246
Collateral deposit - student loans	0	250,000
Investment in Achiever Fund I, LLC	120,000	0
Accounts Payable	1,410,865	577,478
Notes Payable - Doral Bank	806,182	0
Notes Payable - Merrill Lynch	17,863,560	0
Notes Payable - Nomura	18,732,264	0

Fair values approximate carrying values because of the short time until realization. The fair value of the Investment in Achiever Fund I, LLC was valued at cost since this entity only began to originate student loans during June, 2006.

Assets with fair values exceeding carrying amounts

	June 30, 2006
	Carrying Value	Fair Value
Private student loans receivable, held for sale	$39,564,367	$42,869,602

	June 30, 2005
	Carrying Value	Fair Value
Private student loan receivable, held for sale	$158,479	$176,014

The Company determined the fair value of its student loans receivable through a net present value analysis. The Company collates data from a variety of public and private sources, including the United States Department of Education, individual colleges and universities, academic research studies, the Company’s internal research and survey efforts as well as the data from credit bureaus and other credit grantors. This Company’s net present value analysis considered the following: the 2003 United States Department of Education’s cohort default rates for Title IV post-secondary educational institutions (adjusted for particular characteristics of individual borrowers including the university attended, program of study, academic progress in the current or prior program of study, and current or prior employment history), and individual loan basis of valuation, and estimated prepayment assumptions. As of June 30, 2006, the approximate 8% increase in fair value over the carrying value, which is the Company’s cost, results from this net present value modeling of future cash flows from the borrowers servicing these loans tempered by all of the above factors.

Stock Based Compensation

At June 30, 2006, the Company had two stock-based compensation plans, the revised 2004 Omnibus Incentive Plan and the 2005 Consultant Incentive Plan, both of which were registered with the Securities and Exchange Commission in November, 2005. During the quarter ended December 31, 2005, the Company adopted the Financial Accounting Standards Board (FASB) Statement 123(R), Share-Based Payments (FAS 123R). FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The Company recognized $7,814,692 in stock based compensation expense for the year ended June 30, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with the requirements of FIN 48, the Company will adopt this pronouncement on July 1, 2007. The Company is currently evaluating the provisions of FIN 48 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

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

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement 133 Accounting for Derivative Instruments and Hedging Activities and FASB Statement 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 155). SFAS 155 will be effective for the Company beginning in the first quarter of fiscal 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative, which would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value to be recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of SFAS 155 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

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

Through June 30, 2006, the Company purchased the following private student loan volumes through its various subsidiary loan programs:

o	The Doral-MRU Lending loan program purchased approximately $18.3 million in private student loans.

o	The Doral-MRU Funding SPV loan program purchased approximately $18.4 million in private student loans.

o	The Webbank-MRU Lending loan program purchased approximately $1.5 million in private student loans.

The Company has retained servicing rights on the loans purchased under its various subsidiary loan programs and has outsourced the servicing function to a third party, who remits funds collected to us along with monthly activity reports.

NOTE 4 -    FIXED ASSETS

Fixed assets consisted of the following at June 30, 2006 and 2005:

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

The nature of the timing differences generating the deferred tax asset is the accumulated net operating loss carry forwards that can be applied towards mitigating future tax liabilities of the Company. The Company has established a valuation account at the full value of the tax deferred asset.

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

At June 30, 2006 and 2005 and December 31, 2004, the Company had accumulated net operating loss deficits of $32,561,269, $7,572,357, and $3,501,194, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. The Company’s beneficial conversion features for the Series A and B Convertible Preferred Stock increase the Company’s accumulated deficit but does not contribute to net operating losses that can be used to offset future taxable income.

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

The Company issued 198,017 shares of Series A Convertible Preferred Stock as a dividend.

On January 12, 2006, the Board of the Directors of the Company approved and authorized the mandatory conversion of the Series A Convertible Preferred Stock into the Company’s Common Stock whereas the market price of the Company’s Common Stock had exceeded $4.025 (115% of the $3.50 conversion price, as required by the Certificate of Designation of Powers, Preferences, and Rights of the Series A Convertible Preferred Stock) for twenty of the thirty most recent consecutive trading days, with the thirtieth day period concluding on January 12, 2006. There were 3,448,023 shares of Series A Convertible Preferred Stock converted to common stock.

For the fiscal year ended June 30, 2006 and June 30, 2005, the additional paid-in capital account for the beneficial conversion feature for the Series A Convertible Preferred Stock was $6,334,174 and $6,175,000, respectively. Since the Company has no issued and outstanding shares of Series A Convertible Preferred Stock as of June 30, 2006, there will be no additional beneficial conversion feature to record for this issuance.

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

All Series B Convertible Preferred Stock certificates were issued as of May 8, 2006.

As of June 30, 2006, the Series B Convertible Preferred Stock issued has not been registered with the Securities and Exchange Commission.

For the fiscal year ended June 30, 2006, the additional paid-in capital account for the beneficial conversion feature for the Series B Convertible Preferred Stock was $10,847,759. The Company will continue to recognize additional beneficial conversion feature to record for this issuance if dividends and/or additional issuances are recorded or issued.

Stock Options

Under the amended 2004 Omnibus Incentive Plan (OIP), the Company may grant incentive stock options pursuant to Section 422 of the Internal Revenue Code (ISOs), non-qualified stock options (NQOs), restricted common stock, restricted common stock units, performance grants, unrestricted common stock, or stock appreciation rights grants to its officers, directors, and employees and NQOs, restricted common stock, restricted common stock units, unrestricted common stock, or stock appreciation rights to its consultants or third party service providers.

The Compensation Committee administers the OIP. The Compensation Committee has the complete authority and discretion to determine the terms of OIP grants.

The weighted-average fair value of these grants, calculated using the Black-Scholes valuation method under the assumptions indicated below, was $2.34 in 2006, $2.30 in 2005, and $3.34 in 2004.

The key assumptions for the Black-Scholes valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate, and exercise price. Many of these assumptions are judgmental and highly sensitive. Following is a table of the key weighted average assumptions used in the valuation calculations for the options granted in the years ended December 31, 2004, June 30, 2005, and June 30, 2006, and a discussion of our methodology for developing each of the assumption used in the valuation model.

	Jun-2006	Jun-2005	Dec-2004
Expected term	6.5 yrs	6.5 yrs	6.5 yrs
Expected volatility	26%	73%	39%
Risk-free interest rate	4.698%	4.211%	4.360%
Dividend yield	0%	0%	0%

Expected Term. This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. The Company lacks sufficient historical exercise data that it may rely on to determine expected term for the grants issued through June 30, 2006. Therefore the Company relied on the simplified method for expected term as defined by the SEC Staff Accounting Bulletin 107 (SAB 107), where expected term equals the sum of the vesting term and the original contractual term, which is then divided by two. The Company has noted that the simplified method for estimating expected term is only available for option grants through December 31, 2007, when the SEC anticipates more detailed information should be available to the Company. An increase in the expected term will increase share-based compensation expense.

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

The following table summarizes the stock option activity for OIP the years ended June 30, 2006 and 2005:

	2006	2005
Options outstanding at beginning of year	1,500,000	1,430,000
Options granted	2,733,498	70,000
Options exercised	(141,250)	0
Options forfeited or expired	(8,750)	0
Options outstanding at year end	4,083,498	1,500,000
Exercisable options at year end	2,355,845	711,249

The following table summarizes the stock option activity for consultant NQO plan for the years ended June 30, 2006:

2006
Options outstanding at beginning of year	0
Options granted	236,987
Options exercised	0
Options forfeited or expired	0
Options outstanding at year end	236,987
Exercisable options at year end	207,820

The following table summarizes information about stock options outstanding for the OIP at June 30, 2006:

Exercise		Weighted		Weighted
Price	Number	Average	Number	Average
Range	Outstanding	Remain. Life	Exercisable	Exer. Price

$0.01-$1.00	600,000	8.02	600,000	$1.00
$1.01-$2.00	570,000	8.27	514,581	$1.61
$2.01-$3.00	393,250	9.13	216,192	$2.94
$3.01-$4.00	2,124,748	9.25	875,904	$3.23
$4.01-$7.00	395,500	9.76	149,168	$5.11

TOTAL	4,083,498		2,355,845	$2.40

The following table summarizes information about stock options outstanding for the consultant NQO plan at June 30, 2006:

Exercise		Weighted		Weighted
Price	Number	Average	Number	Average
Range	Outstanding	Remain. Life	Exercisable	Exer. Price

$0.01-$1.00	0	0.00	0	$0.00
$1.01-$2.00	25,000	8.08	8,333	$2.00
$2.01-$3.00	0	0.00	0	$0.00
$3.01-$4.00	108,500	9.30	96,000	$3.64
$4.01-$7.00	103,487	8.84	103,847	$4.67

TOTAL	236,987		207,820	$4.09

Warrants

During 2004, the Company issued 3,079,447 common stock warrants related to the issuance of shares in the Company after the reverse merger of Iempower and Pacific Technology. The warrants vest upon grant date and expire three years from grant date. These warrants may be called by the Company if the Company’s common stock trades at or above $3.00 per share for twenty consecutive days before the Company exercises this call option. For warrant holders that do not elect to participate at the call, the Company will buy back their warrants at the par value of the underlying security, which for the Company’s common stock is $0.001 per share.

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

The Company has the following warrants outstanding for the purchase of its common stock:

Exercise	Expiration	June 30	June 30
Price	Date	2006	2005

$0.02	April 2009	0	89,950
$0.50	September 2006	0	37,021
$0.99	September 2006	64,747	75,800
$0.99	December 2006	808,539	818,646
$0.99	December 2007	530,603	530,603
$0.99	December 2008	530,607	530,607
$0.99	April 2009	22,740	22,740
$1.60	July 2007	100,000	101,000
$1.60	July 2009	361,850	405,350
$2.00	July 2007	374,481	512,115
$2.00	October 2007	0	7,075
$3.50	February 2007	7,999,449	7,999,449
$3.50	February 2010	227,500	227,500
$3.50	February 2016	1,482,751	0
$3.80	December 2010	159,000	0
$3.80	February 2011	2,480,264	0
$3.80	December 2016	412,437	0
$4.00	April 2010	50,000	0

TOTAL		15,604,968	11,357,856

Exercisable warrants		13,738,086	9,903,411
Weighted average exercise price		$2.83	$2.80

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

On January 10, 2006, MRU Originations, Inc. (“MRUO”) and MRU Funding SPV, Inc. (“MRUF”), wholly-owned subsidiaries of the Company entered into definitive agreements with Doral Bank NY, FSB (“the Bank”). The agreement provides for the Bank’s origination of private student loans to qualified applicants participating in MRUO’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUO and the sale by the Bank and purchase by MRUF of such student loans at par, i.e. no discount, and without recourse. The business purpose of the Loan Program and Loan Sale Agreements between MRUO, MRUF, and the Bank allow MRUF to purchase student loans originated by a Federal Savings Bank. There are legal and regulatory advantages to MRUF for purchasing loans originated by a Federal Savings Bank that are not otherwise available to MRUF. The agreement between MRUO and the Bank is evidenced by a Loan Program Agreement dated January 10, 2006. The agreement between MRUF and the Bank is evidenced by a Loan Sale Agreement dated January 10, 2006. The Agreements have a thirty-six (36) month term and are automatically renewable for up to two (2) successive terms of twelve (12) months.

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

The Company has no balance due to Webbank for origination of loans as of June 30, 2006 and June 30, 2005.

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

NOTE 15 -    RESTATEMENT

The June 30, 2006 financial statements have been restated to give effect to the impact of EITF 98 - 5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, for the issuance of its Series A and Series B Convertible Preferred Stock.

The June 30, 2006 financial statements have been restated to recognize an additional preferred stock dividend of $17,181,933 for the effect of the beneficial conversion feature contained in its Series A and B Convertible Preferred Stock resulting from the difference in the issue price per share and the market price per share of the Company’s common stock on the commitment day for the issuance of this Preferred Stock. This change has increased the accumulated deficit for the period ended June 30, 2006 from $32,126,208 to $49,308,141, increased Additional Paid in Capital - Series A and B Beneficial Conversion Feature from $0 to $17,181,933, and increased net loss per basic and diluted share to $2.42 per share. The effect on total Stockholders’ Equity is zero.