Form 10QSB/A
period 2006-09-30
MRU HOLDINGS INC
filed 2007-02-12
CIK 1145202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
(AMENDMENT NO. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITIONREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes     ☐     No     ☒

EXPLANATORY NOTE

MRU Holdings, Inc. (“MRU” or the “Company”) timely filed its Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2006 (the “Quarterly Report”) with the Securities and Exchange Commission on November 14, 2006. On December 4, 2006 the Company’s Board of Directors concluded, based on the recommendations of the Company’s management, independent registered public auditors and Audit Committee, that the Company should restate its previously issued financial statements (balance sheet, statements of operations, and statement of changes in stockholders’ equity) for the fiscal years ended June 30, 2005 and 2006, as well as the financial statements (balance sheet and statements of operations) for the quarters ended March 31, September 30 and December 31, 2005 and March 31 and September 30, 2006.

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

Except as described above, no other amendments are being made to the Quarterly Report. All other Items of the original filing on Form 10-QSB for the period ended September 30, 2006 and filed on November 14, 2006 are unaffected by this Amendment No. 1 and such Items have not been included in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the September 30, 2006 date of the Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the original filing of the Quarterly Report, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MRU HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
SEPTEMBER 30, 2006

ASSETS
	2006	2005
	(Restated)	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$5,099,122	$1,237,803
Restricted cash	6,493,446	2,510,216
Accounts receivable	10,416	6,500
Private student loans receivable, held for sale, lower of cost or market	71,385,849	7,962,903
Valuation reserve - private student loans receivable	(2,510,086)	0
Federal student loans receivable, held for sale, lower of cost or market	1,813,265	0
Due from affiliates	2,823,132	0
Collateral deposit - student loans	0	250,000
Prepaid expenses and other current assets	523,299	214,617
Total Current Assets	85,638,443	12,182,039

Fixed assets, net of depreciation	631,826	316,074

OTHER ASSETS:
Security deposits	30,248	32,963
Intangible assets, net of amortization	86,590	136,070
Investment in Achiever Fund I, LLC	280,000	0
Deferred financing fees, net of amortization	897,357	160,612
Total Other Assets	1,294,195	329,645

TOTAL ASSETS	$87,564,464	$12,827,758

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,160,592	$1,018,059
Accrued expenses	1,365,703	436,512
Accrued payroll	234,366	280,225
Notes payable - Doral Bank FSB NY	5,316,951	1,377,993
Notes payable - Merrill Lynch	46,815,145	0
Total Current Liabilities	55,892,757	3,112,789

LONG-TERM LIABILITIES:
Notes payable - Nomura Credit & Capital	18,347,885	5,001,850
Deferred origination fee revenue	2,439,037	278,825
Total Long-term Liabilities	20,786,922	5,280,675

Total Liabilities	76,679,679	8,393,464

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $.001 par value; 25,000,000 shares authorized
0 and 3,171,148 shares issued and outstanding as of 09/30/2006 and 09/30/2005	0	3,171
Preferred Stock, Series B, $.001 par value; 25,000,000 shares authorized
7,631,580 and 0 shares issued and outstanding as of 09/30/2006 and 09/30/2005	7,632	0
Common Stock, $.001 par value; 200,000,000 shares authorized, 17,648,997 and
13,749,574 issued and outstanding as of 09/30/2006 and 09/30/2005	17,649	13,749
Additional paid-in capital	35,871,630	6,432,000
Additional paid-in capital - options	8,285,999	0
Additional paid-in capital - Series A beneficial conversion feature	6,334,174	6,175,000
Additional paid-in capital - Series B beneficial conversion feature	11,013,769	0
Additional paid-in capital - warrants	9,874,402	7,382,068
Accumulated deficit	(60,520,471)	(15,571,694)
Total Stockholders' Equity (Deficit)	10,884,785	4,434,294

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$87,564,464	$12,827,758

The accompanying notes are an integral part of the consolidated financial statements

MRU HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
	(Restated)
OPERATING REVENUE:
Referral income - consolidation student loans	$0	$230
Referral income - private student loans	63	0
Loan portfolio interest income - private student loans	1,112,631	39,124
Loan portfolio interest income - federal student loans	9,372	0
Origination fee revenue - private student loans	19,647	0
Origination processing fees	140,194	0
Late payment fee revenue	190	0
License income	6,250	9,334
Total Operating Revenue	1,288,347	48,688

COST OF REVENUES
Referral marketing costs - consolidation student loans	0	23,300
Referral marketing costs - private student loans	229,455	35,370
Facility interest and origination bank costs	885,392	59,971
Valuation reserve - private student loans	1,695,455	0
Consulting and hosting	11,250	15,350
Servicing and custodial costs	56,174	8,830
Total Cost of Revenues	2,877,726	142,821

GROSS PROFIT/(LOSS)	(1,589,379)	(94,133)

OPERATING EXPENSES
Corporate general and administrative expenses	1,836,004	501,913
Sales and marketing expenses	4,295,088	990,224
Operations expenses	1,316,015	534,936
Technology development	631,495	195,517
Legal expenses	89,357	173,080
Other operating expenses	139,111	167,256
Depreciation and amortization	886,702	54,855
Total Operating Expenses	9,193,772	2,617,781

OPERATING (LOSS)	(10,783,151)	(2,711,914)

OTHER INCOME/(EXPENSE)
Interest income	171,101	22,002
Interest expense	(279)	(773)
Other non-operating income/(expense)	1,071	0
Total Other Income/(Expense)	171,893	21,229

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(10,611,258)	(2,690,685)
Provision for income taxes	0	0

NET (LOSS)	$(10,611,258)	$(2,690,685)

LESS PREFERRED STOCK DIVIDEND	(601,072)	(200,319)

(LOSS) APPLICABLE TO COMMON SHARES	$(11,212,330)	$(2,891,004)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.64)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	17,617,449	13,687,923

The accompanying notes are an integral part of the consolidated financial statements

MRU HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(11,212,330)	$(2,891,004)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	886,702	54,855
Increase in stock options outstanding	767,920	0
(Increase) in tax provision valuation stock options outstanding	(261,093)	0
Series B preferred dividend accrual	601,072	0
Increase in valuation account - private student loans	1,695,455	0

Changes in assets and liabilities
Decrease/(Increase) in accounts receivable	(6,250)	13,746
(Increase) in restricted cash	(4,723,913)	(2,510,216)
Decrease/(increase) in collateral deposit - student loans	0	250,000
(Increase) in prepaid expenses and other current assets	(222,699)	(80,528)
(Increase) in due from affiliates	(2,735,254)	0
Decrease/(increase) in security deposits	0	110,000
(Increase) in private student loans receivable, held for sale	(31,821,482)	(7,804,424)
(Increase) in federal student loans receivable, held for sale	(1,813,265)	0
Increase in accounts payable and accrued expenses	791,536	665,318
Increase in accrued payroll	91,018	54,581
Increase in deferred origination fee revenue	1,111,765	271,437

Total adjustments	(36,239,560)	(8,975,231)

Net cash (used in) operating activities	(46,850,818)	(11,866,235)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets and intangible assets	(168,178)	(217,267)
(Increase) in investment in Achiever Fund I LLC	(160,000)	0

Net cash (used in) investing activities	(328,178)	(217,267)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in advances - originating loan program agreements	31,490,233	6,368,182
(Decrease) due to repayments - originating loan program agreements	(26,979,464)	(4,990,189)
Increase in advances - Nomura Credit and Capital credit facility	0	5,001,850
(Decrease) due to repayments - Nomura Credit and Capital credit facility	(384,379)	0
Increase in advances - Merrill Lynch credit facility	29,489,345	0
(Decrease) due to repayments - Merrill Lynch credit facility	(537,761)	0
Proceeds from conversion of warrants	96,149	5,940
Increase in deferred tax due to stock options outstanding	261,093	0
Decrease (Increase) in deferred financing fees	(262,500)	41,000

Net cash provided by financing activities	33,172,716	6,426,783

NET INCREASE IN CASH AND CASH EQUIVALENTS	(14,006,280)	(5,656,719)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	19,105,402	6,894,522

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,099,122	$1,237,803
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$279	$1,060

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Accrued Series A and B stock dividends	$599,750	$200,319

The accompanying notes are an integral part of the financial statements

MRU HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated in Delaware on March 2, 2000 as Dr. Protein.Com, Inc. and on March 7, 2003 changed its name to Pacific Technology, Inc. On July 6, 2004 the Company changed its name to MRU Holdings, Inc. On May 20, 2005 the Board of Directors of the Company approved a change in the Company’s year end from December 31 to June 30.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For the three months ended September 30, 2006, the Company recorded $1,695,455 as an additional valuation reserve for its private student loans receivable. There was no valuation reserve established for the three months ended September 30, 2005 as the Company had no expectation of a valuation reserve using our valuation reserve process at that time.

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

An analysis of the Company’s valuation reserve is presented in the following table for the three months ended September 30, 2006:

Three Months Ending 09/30/06

Balance at beginning of period	$814,631
Valuation reserve increase/(decrease) Federally insured loans	0
Private student loans	1,695,455
Total valuation reserve change	$2,510,086

Charge-offs, net of recoveries
Federally insured loans	0
Private student loans	0
Net charge-offs	0

Balance at end of period	$2,510,086

Private student loan valuation reserve as a percentage of the private student loans receivable portfolio	3.52%

The Company has placed no loans on nonaccrual status.

For the three months ended September 30, 2006, the Company originated approximately $1.8 million in loans under the U.S. Department of Education’s Federal Family Education Loan Program (FFELP) provisions. The amount of any valuation reserve for this portfolio is currently immaterial.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006 and 2005, the Company’s uninsured cash balances were $10,283,089 and $2,363,460, respectively.

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

Security Deposits

As of September 30, 2006 and September 30, 2005, the Company had $30,248 and $32,963 respectively in security deposits held and controlled by other parties to secure lease agreements the Company has for office space and facilities in New York City.

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

1.
The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. (The agreement anticipated the need for more than the initial funding for each member up to a limit of $26 million. The Company is limited to $1 million in potential equity investment in this agreement.)

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
3.
The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. (Voting Rights: The agreement requires the unanimous vote of the members; under Delaware law, managers who are also members have the same rights and powers of other members unless the operating agreement provides otherwise. Entity Activities: Achiever Fund I, LLC provide student loans to unrelated third parties and thereby generate profits which are allocated to the members in proportion to their respective percentage interests).

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

The following is a reconciliation of the computation for basic and diluted EPS for the three months ended September 30, 2006 and September 30, 2005:

	Sep 30, 2006	Sep 30, 2005

Net (loss)	$(11,212,330)	$(2,891,004)

Weighted-average common stock
Outstanding (Basic)	17,617,449	13,687,923

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common stock
outstanding (Diluted)	17,617,449	13,687,923

For September 30, 2006 and 2005, warrants (15,601,320 and 11,351,876, respectively) were not included in the computation of diluted EPS because inclusion would have been antidilutive. For September 30, 2006 and 2005, options (4,233,985 and 3,667,750, respectively) were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Financial Instruments Disclosures of Fair Value

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Instruments, (FAS 107), requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

	September 30, 2006	September 30, 2005

Cash	$5,099,122	$1,237,803
Restricted cash	6,493,446	2,510,216
Accounts Receivable	10,416	6,500
Accounts Payable	2,160,592	1,018,059
Federal student loans	1,813,265	0

Fair values approximate carrying values because of the short time until realization.

Assets with fair values exceeding carrying amounts

	September 30, 2006
	Carrying Value	Fair Value
Private student loans receivable, held for sale	$71,385,850	$80,321,805

	September 30, 2005
	Carrying Value	Fair Value
Private student loans receivable, held for sale	$7,962,903	$8,843,947

The Company determined the fair value of its student loans receivable through a net present value analysis. The Company collates data from a variety of public and private sources, including the United States Department of Education, individual colleges and universities, academic research studies, the Company’s internal research and survey efforts as well as the data from credit bureaus and other credit grantors. This Company’s net present value analysis considered the following: the 2003 United States Department of Education’s cohort default rates for Title IV post-secondary educational institutions (adjusted for particular characteristics of individual borrowers including the university attended, program of study, academic progress in the current or prior program of study, and current or prior employment history), and individual loan basis of valuation, and estimated prepayment assumptions. As of September 30, 2006, the approximate 12.5% increase in fair value over the carrying value, which is the Company’s cost, results from this net present value modeling of future cash flows from the borrowers servicing these loans tempered by all of the above factors.

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

At September 30, 2006 and September 30, 2005, the Company had accumulated net operating loss deficits of $43,172,527 and $9,396,694, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. Note that the Company’s beneficial conversion features for the Series A and B Convertible Preferred Stock increase the Company’s accumulated deficit but does not contribute to net operating losses that can be used to offset future taxable income.

Following is the Company’s approximated schedule of net operating loss carryforwards:

December 31, 2000	$1,495,761
December 31, 2003	$134,000
December 31, 2004	$1,871,433
June 30, 2005	$4,071,163
June 30, 2006	$24,988,912
September 30, 2006	$10,611,258

NOTE 7 -	STOCKHOLDERS’ EQUITY

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

For the three months ended September 30, 2006 and September 30, 2005, the additional paid-in capital account for the beneficial conversion feature for the Series A Convertible Preferred Stock was $6,334,174 and $6,175,000, respectively. Since the Company has no issued and outstanding shares of Series A Convertible Preferred Stock as of September 30, 2006, there will be no additional beneficial conversion feature to record for this issuance.

Series B Convertible Preferred Private Placement

On December 30, 2005, the Controlling Series A Convertible Preferred Stockholders approved an amendment and restatement of the Company’s Certificate of Incorporation, filed with the Secretary of State of Delaware on February 13, 2006, creating 12,000,000 shares of Series B Convertible Preferred Stock with a $0.001 par value and a $3.80 purchase price. The power, preferences, and rights of the Series B Convertible Preferred Stock set forth in the Amended and Restated Certificate of Incorporation include voting rights, dividends, liquidation preference, conversion rights, protective provisions, redemption, election of board of directors, and right of first refusal in any offerings of Series A Convertible Preferred Stock or Common Stock.

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

As of September 30, 2006, the Series B Convertible Preferred Stock issued has not been registered with the Securities and Exchange Commission.

For the three months ended June 30, 2006, the additional paid-in capital account for the beneficial conversion feature for the Series B Convertible Preferred Stock was $11,013,769. The Company will continue to recognize additional beneficial conversion feature to record for this issuance if dividends and/or additional issuances are recorded or issued.

Stock Options

Under the amended 2004 Omnibus Incentive Plan (OIP), the Company may grant either incentive stock options (ISOs) pursuant to Section 422 of the Internal Revenue Code, non-qualified stock options (NQOs), restricted common stock, restricted common stock units, performance grants, unrestricted common stock, or stock appreciation rights grants to its officers, directors, and employees and NQOs, restricted common stock, restricted common stock units, unrestricted common stock, or stock appreciation rights to its consultants or third party service providers.

The Compensation Committee administers the OIP. The Compensation Committee has the complete authority and discretion to determine the terms of OIP grants.

ISOs and NQOs are granted at an exercise price not less than its fair value at the date of the grant. Options granted have a maximum term of ten years. Option-vesting periods range from immediate vesting to three years, with approximately 28% of stock option grants vesting ratably over three years. At September 30, 2006 there were 1,003,002 shares available for future grants under the amended 2004 OIP and 1,263,013 shares available for future grants under the 2005 Consultant NQO Plan.

The weighted-average fair value of these grants, calculated using the Black-Scholes valuation method under the assumptions indicated below, was $2.34 in 2006, $2.30 in 2005, and $3.34 in 2004.

The key assumptions for the Black-Scholes valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate, and exercise price. Many of these assumptions are judgmental and highly sensitive. Following is a table of the key weighted average assumptions used in the valuation calculations for the options granted in the three years ended December 31, 2004, June 30, 2005, and June 30, 2006, and a discussion of our methodology for developing each of the assumption used in the valuation model. Note that here were no options granted in the three months ended September 30, 2006.

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

The following table summarizes the stock option activity for the three months for the OIP for the three months ended September 30, 2006 and 2005:

	2006	2005
Options outstanding at beginning of period	4,083,498	1,500,000
Options granted	0	1,984,000
Options exercised	0	0
Options forfeited or expired	(86,500)	0
Options outstanding at period end	3,996,998	3,484,250
Exercisable options at period end	3,473,071	2,033,774

The following table summarizes information about the OIP stock options outstanding at September 30, 2006:

Exercise Price Range	Number Outstanding	Remaining Life	Weighted Avg. Number Exercisable	Weighted Average Exer. Price
$0.01-$1.00	600,000	7.78	600,000	$1.00
$1.01-$2.00	570,000	8.02	586,664	$1.63
$2.01-$3.00	393,250	8.88	246,469	$2.95
$3.01-$4.00	2,048,914	9.01	1,597,568	$3.20
$4.01-$7.00	384,834	9.50	153,750	$5.10

TOTAL	3,996,998		3,184,451	$2.57

The following table summarizes the stock option activity for the three months for the consultant NQO plan for the three months ended September 30, 2006 and 2005:

	2006	2005
Options outstanding at beginning of period	183,500	0
Options granted	53,487	183,500
Options exercised	0	0
Options forfeited or expired	0	0
Options outstanding at period end	236,987	183,500
Exercisable options at period end	219,278	126,208

The following table summarizes information about the consultant NQO plan’s stock options outstanding at September 30, 2006:

Exercise Price Range	Number Outstanding	Remaining Life	Weighted Avg. Number Exercisable	Weighted Average Exer. Price
$0.01-$1.00	0	0.00	0	$0.00
$1.01-$2.00	25,000	7.83	16,666	$2.00
$2.01-$3.00	0	0.00	0	$0.00
$3.01-$4.00	108,500	9.05	99,125	$3.63
$4.01-$7.00	103,487	8.59	103,487	$4.68

TOTAL	236,987		219,278	$4.00

Warrants

In the three months through September 30, 2005, there were 6,000 warrants exercised at $0.99.

In the three months through September 30, 2006, there were 23,585 warrants exercised at $2.00, 14,000 warrants exercised at $1.60, and 26,847 warrants exercised at $0.99.

The Company has the following warrants outstanding for the purchase of its common stock:

Exercise Price	Expiration Date	Sep 30 2006	Sep 30 2005
$0.02	April 2009	0	89,950
$0.50	September 2006	0	37,021
$0.99	September 2006	0	69,800
$0.99	December 2006	808,539	818,646
$0.99	December 2007	530,603	530,603
$0.99	December 2008	530,607	530,607

$0.99	April 2009	22,740	22,740
$1.60	July 2007	100,000	101,000
$1.60	July 2009	350,896	405,350
$2.00	July 2007	347,850	512,115
$2.00	October 2007	0	7,075
$3.50	February 2007	7,999,449	7,999,449
$3.50	February 2010	227,500	227,500
$3.50	February 2016	1,482,751	0
$3.80	December 2010	159,000	0
$3.80	February 2011	2,578,948	0
$3.80	December 2016	412,437	0
$4.00	April 2010	50,000	0

TOTAL		15,601,320	11,351,856

Exercisable warrants		13,734,428	9,897,411

Weighted average exercise price		$2.83	$2.88

NOTE 8 -	CREDIT LINE WITH UNIVERSAL FINANZ HOLDING AG

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

On July 25, 2005, MRU Lending, Inc. (“MRUL”), a wholly-owned subsidiary of the Company entered into a definitive agreement with Doral Bank NY, FSB (“the Bank”). The agreement provides for the Bank’s origination of private student loans to qualified applicants participating in MRUL’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL or its affiliates and the sale by the Bank and purchase by MRUL of such student loans at par, i.e. no discount, without recourse. The business purpose of the Loan Program and Loan Sale Agreements between MRUL and the Bank allow MRUL to purchase student loans originated by a Federal Savings Bank. There are legal and regulatory advantages to MRUL for purchasing loans originated by a Federal Savings Bank that are not otherwise available to MRUL. The agreement between MRUL and the Bank is evidenced by a Loan Program Agreement and a Loan Sale Agreement both dated July 25, 2005. The Agreements have a thirty-six (36) month term and are automatically renewable for up to two (2) successive terms of twelve (12) months.

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

The following is a schedule by years of future minimum rental payments required under the operating leases which have an initial or remaining non-cancelable lease term in excess of one year as of September 30, 2006:

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

NOTE 16 -	RESTATEMENT

The September 30, 2006 financial statements have been restated to give effect to the impact of EITF 98 - 5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, for the issuance of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

The September 30, 2006 financial statements have been restated to recognize an additional preferred stock dividend of $166,010 for the effect of the beneficial conversion feature contained in the Company’s Series B Convertible Preferred Stock resulting in the difference in the issue price per share and the market price per share of the Company’s common stock on the commitment day for the issuance of this preferred stock. This change has increased the accumulated deficit for the period ended September 30, 2006 from $43,172,527 to $60,520,471, increased Additional Paid in Capital - Series A Beneficial Conversion Feature from $0 to $6,334,174, increased Additional Paid in Capital - Series B Beneficial Conversion Feature from $0 to $11,013,769, and increased net loss per basic and diluted share from $0.63 to $0.64.

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

For the three months ended September 30, 2006, the Company accrued bad debt expense of $1,695,455 based on an analysis of the delinquent history on the portion of its student loan portfolio that is currently serviced and applied to the Company’s entire student loan portfolio (both currently servicing and deferred servicing). There was no bad debts expense accrual for the three months ended September 30, 2005, as the Company’s then current portion of the student loan portfolio had no delinquency history through that period of time.

OPERATING EXPENSES AND NET LOSS. For the three months ended September 30, 2006, our total operating expense were $9,193,772, compared to $2,617,781 for the three months ended September 30, 2005. 47% of all operating expenses for the three months ended September 30, 2006 were for sales and marketing expenses of $4,295,088, which was due to marketing the Company’s products before and during the late summer and early fall college enrollment cycle. This compares to spending 38% ($990,224) of all operating expenses for the three months ended September 30, 2005 ($2,617,781) on the Company’s sales and marketing efforts for that year’s late summer and early fall college enrollment cycle.

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

As of September 30, 2006, the Company had approximately $2.2 million in accounts payable, approximately $1.4 million in accrued expenses, and approximately $234,000 in accrued payroll. This is compared to accounts payable of approximately $1 million, accrued expenses of approximately $436,000, and accrued payroll of approximately $280,000. Approximately $1 million of the September 30, 2006 accrued expenses are for the Series B Preferred Stock dividends, which are accrued and paid annually in additional shares of Series B Preferred Stock.

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

Item 3.  Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer had previously evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, they had previously concluded that our disclosure controls and procedures were effective, as of that date.

In connection with this filing on Form 10-QSB/A, our Chief Executive Officer and Chief Financial Officer reevaluated our disclosure controls and procedures and concluded that they were effective as of September 30, 2006 as described above. In reaching this conclusion, they considered the impact of the restatement of our financial results set forth herein.

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