Form 10QSB
period 2006-12-31
MRU HOLDINGS INC
filed 2007-02-14
CIK 1145202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Yes ☐  No ☒

As of January 26, 2007, the latest practicable date, 18,917,869 of the issuer’s common shares, $0.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MRU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
DECEMBER 31, 2006 AND DECEMBER 31, 2005

	2006	2005
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,087,920	$353,236
Restricted cash	6,484,351	2,628,276
Accounts receivable	16,667	18,100
Private student loans receivable, held for sale, lower of cost or market	94,053,488	15,957,431
Valuation Reserve for private student loans receivable	(2,843,001)	0
Federally insured student loans receivable, held for sale, lower of cost or market	4,206,047	0
Prepaid expenses and other current assets	207,445	194,797

Total Current Assets	108,212,917	19,151,840

Fixed assets, net of depreciation	589,855	349,273

OTHER ASSETS:
Security deposits	47,893	29,258
Intangible assets, net of amortization	74,220	123,700
Investment in Achiever Fund I, LLC	1,000,000	0
Deferred financing fees, net of amortization	74,632	143,404

Total Other Assets	1,196,745	296,362

TOTAL ASSETS	$109,999,517	$19,797,475

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,805,340	$570,470
Accrued expenses	2,491,602	160,580
Accrued payroll	628,608	928,120
Due to affiliates	1,325,344	0
Notes payable - Doral Bank FSB NY	5,277,063	117,939
Notes payable - Merrill Lynch	69,089,812	0

Total Current Liabilities	81,617,769	1,777,109

LONG-TERM LIABILITIES:
Notes payable - Nomura Credit & Capital	18,351,321	15,551,627
Deferred origination fee revenue	3,287,312	529,797

Total Long-term Liabilities	21,638,633	16,081,424

Total Liabilities	103,256,402	17,858,533

STOCKHOLDERS' EQUITY
Preferred Stock, Series A, $.001 par value; 25,000,000 shares authorized 0 and 2,783,434 shares issued and outstanding as of 12/31/2006 and 12/31/2005	0	2,783
Preferred Stock, Series B, $.001 par value; 25,000,000 shares authorized 7,631,580 and 0 shares issued and outstanding as of 12/31/2006 and 12/31/2005	7,632	0
Common Stock, $.001 par value; 200,000,000 shares authorized, 18,867,013 and 14,286,617 issued and outstanding as of 12/31/2006 and 12/31/2005	18,867	14,269
Additional paid-in capital	39,173,376	6,954,249
Additional paid-in capital - options	8,721,453	5,134,920
Additional paid-in capital - Series A beneficial conversion feature	6,334,174	6,280,743
Additional paid-in capital - Series B beneficial conversion feature	11,294,270	0
Additional paid-in capital - warrants	9,374,119	7,382,068
Accumulated deficit	(68,180,776)	(23,830,090)

Total Stockholders' Equity	6,743,115	1,938,942

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$109,999,517	$19,797,475

The accompanying notes are an integral part of the consolidated financial statements

MRU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

	Six Months Ended		Three Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
		(Restated)		(Restated)
OPERATING REVENUE:
Referral income - consolidations	$0	$0	$0	$0
Referral income - private student loans	63	595	0	365
Loan portfolio interest income - private student loans	2,881,226	244,420	1,768,595	205,296
Loan portfolio interest income - federal student loans	63,152	0	53,780	0
Origination fee revenue - private loans	45,532	1,495	25,885	1,495
Origination processing fees	241,982	0	101,788	0
Late payment fee revenue	1,312	0	1,122	0
License income	12,500	14,404	6,250	5,070

Total Operating Revenue	3,245,767	260,914	1,957,420	212,226

COST OF REVENUES
Referral marketing costs - consolidations	0	23,300	0	0
Referral marketing costs - private student loans	500,721	85,655	271,266	50,285
Facility interest and origination bank costs	2,348,136	222,590	1,462,744	162,619
Valuation reserve provision - private student loans	2,166,566	0	471,112	0
Consulting and hosting	22,500	28,075	11,250	12,725
Servicing and custodial costs	173,476	22,137	117,302	13,307

Total Cost of Revenues	5,211,399	381,757	2,333,674	238,936

GROSS (LOSS)	(1,965,632)	(120,843)	(376,254)	(26,710)

OPERATING EXPENSES
Corporate general and administrative expenses	3,749,084	6,318,361	1,913,080	5,816,448
Sales and marketing expenses	5,440,358	1,946,275	1,093,390	956,051
Operations expenses	2,491,977	1,144,422	1,187,793	609,486
Technology development	1,460,406	410,621	828,912	232,864
Legal expenses	462,781	263,411	373,425	90,332
Other operating expenses	217,958	376,606	118,896	191,589
Depreciation and amortization	2,062,434	122,230	1,175,732	67,375

Total Operating Expenses	15,884,998	10,581,926	6,691,228	7,964,145

OPERATING (LOSS)	(17,850,630)	(10,702,769)	(7,067,482)	(7,990,855)

OTHER INCOME/(EXPENSE)
Interest income	296,739	61,245	125,638	39,243
Interest expense	(3,180)	(837)	(2,901)	(64)
Other non-operating income/(expense)	1,071	0	0	0

Total Other Income	294,630	60,408	122,737	39,179

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(17,556,000)	(10,642,361)	(6,944,745)	(7,951,676)
Provision for income taxes	0	0	0	0

NET (LOSS)	($17,556,000)	($10,642,361)	($6,944,745)	($7,951,676)

LESS PREFERRED STOCK DIVIDEND	(1,316,634)	(507,039)	(715,562)	(306,720)

(LOSS) APPLICABLE TO COMMON SHARES	($18,872,634)	($11,149,400)	($7,660,307)	($8,258,396)

NET (LOSS) PER BASIC AND DILUTED SHARES	($1.06)	($0.80)	($0.42)	($0.59)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	17,846,601	13,853,360	18,175,949	14,018,796

The accompanying notes are an integral part of the consolidated financial statements

MRU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	($18,872,634)	($11,149,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,062,434	122,230
Increase in stock options outstanding - options expense	1,308,309	5,134,920
(Decrease) in stock options outstanding - options exercise	(104,935)	0
(Increase) in tax provision valuation stock options outstanding	(444,825)	(1,745,873)
Increase in Series A preferred dividends	0	507,039
Increase in Series B preferred dividends	1,316,634	0
Increase in valuation reserve - private student loans	2,166,566	0

Changes in assets and liabilities
Decrease/(Increase) in accounts receivable	(12,500)	2,146
(Increase) in restricted cash	(4,714,819)	(2,628,276)
Decrease in collateral deposit - student loans	0	250,000
Decrease/(Increase) in prepaid expenses and other current assets	181,033	(60,707)
Increase in due to affiliates	1,325,344	0
Decrease/(increase) in security deposits	(17,645)	363,705
(Increase) in private student loans receivable, held for sale	(54,489,120)	(15,798,952)
(Increase) in federal student loans receivable, held for sale	(4,206,047)	0
Increase in accounts payable and accrued expenses	3,015,506	103,882
Increase in accrued payroll	466,999	702,476
Increase in deferred origination fee revenue	1,960,039	522,409

Total adjustments	(50,187,027)	(12,525,001)

Net cash (used in) operating activities	(69,059,661)	(23,674,401)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets and intangible assets	(204,344)	(288,264)
(Increase) in investment in Achiever Fund I LLC	(880,000)	0

Net cash (used in) investing activities	(1,084,344)	(288,264)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in advances - originating loan program agreements	53,793,864	117,940
(Decrease) due to repayments - originating loan program agreements	(49,322,982)	0
Increase in advances - Nomura Credit and Capital credit facility	613,177	15,551,626
(Decrease) due to repayments - Nomura Credit and Capital credit facility	(994,119)	0
Increase in advances - Merrill Lynch credit facility	52,667,885	0
(Decrease) due to repayments - Merrill Lynch credit facility	(1,441,633)	0
Proceeds from conversion of warrants and options	2,697,745	5,940
(Decrease) in paid-in capital for warrant conversions	(1,302,387)	0
Increase in deferred tax due to stock options outstanding	444,825	1,745,873
(Increase) in deferred financing fees	(29,852)	0

Net cash provided by financing activities	57,126,523	17,421,379

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,017,482)	(6,541,286)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	19,105,402	6,894,522

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,087,920	$353,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	($3,180)	($837)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Issuance of preferred stock in conversion of dividends payable	$0	$522,381

Preferred stock converted into common shares	$0	$616

Accrued Series A and B stock dividends	$1,316,634	$507,039

The accompanying notes are an integral part of the consolidated financial statements

MRU HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND DECEMBER 31, 2005 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated in Delaware on March 2, 2000 as Dr. Protein.Com, Inc. and on March 7, 2003 changed its name to Pacific Technology, Inc. On July 6, 2004 the Company changed its name to MRU Holdings, Inc. On May 20, 2005 the Board of Directors of the Company approved a change in the Company’s year end from December 31st to June 30th.

On November 14, 2006, the 2006 Annual Meeting of Stockholders was held at the New York, NY offices of McGuireWoods LLP, the Company’s principal outside counsel. At the Annual Meeting the Company’s stockholders voted on, and approved by requisite stockholder vote, the election of eight directors to the Company’s Board of Directors.

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

The Company recognizes referral income from referring consolidation and private student loan requests to other lenders when payments are received from referral partners, since referral partners only remit payments for those borrowers after the referred borrowers have completed the loan process. As of December 31, 2006, the Company has terminated all referral agreements to consolidation and private lenders and will only be paid in the future for referral income from previously referred borrowers funded by other lenders.

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

For the six months ended December 31, 2006, the Company incurred $2,348,136 in credit facility interest costs related to the collateralization of its private student loan portfolios and originating bank costs, $500,721 in referral marketing costs related to the generation of the Company’s private student loans, $173,476 in student loan servicing and custodial costs, and $22,500 in consulting and hosting costs for the scholarship search product.

For the six months ended December 31, 2005, the Company incurred $222,590 in credit facility interest costs related to the collateralization of its private student loan portfolios and originating bank costs, $85,655 in referral marketing costs related to the generation of the Company’s private student loans, $28,075 in consulting and hosting costs for the scholarship search product, $23,300 in referral marketing costs related to referring consolidation loan borrowers to other lenders, and $22,137 in student loan servicing and custodial costs.

Valuation Reserve - Student Loan Receivables

The Company’s private and federally insured student loans receivable portfolios are both held for sale, valued at the lower of cost or market. The valuation reserve represents management’s estimate of possible losses on these student loans receivable portfolios. This evaluation process is subject to numerous estimates and judgments. The Company evaluates the adequacy of the valuation reserve on its federally insured loans receivable portfolio separately from its private student loans receivable portfolio.

In determining the adequacy of the valuation reserve for the private student loans receivable portfolio, the Company considers several factors including: 2003 United States Department of Education’s cohort default rates for Title IV post-secondary educational institutions (adjusted for particular characteristics of individual borrowers including the university attended, program of study, academic progress in the current or prior program of study, and current or prior employment history), portfolio loan performance of those loans in repayment versus those in nonpayment status, and portfolio delinquency and default performance. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future valuation reserve.

The valuation reserve is maintained at a level management believes is adequate to provide for estimated possible credit losses inherent in the student loans receivable portfolio. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes.

For the six months ended December 31, 2006, the Company recorded $2,166,566 as an additional valuation reserve for its private student loans receivable. There was no valuation reserve established for the six months ended December 31, 2005 as the Company had no expectation of a valuation reserve using our valuation reserve process at that time.

The Company places a private student loan receivable on nonaccrual status and charges off the loan when the collection of principal and/or interest is 180 days past due or if the Company learns of an event or circumstance, which in the Company’s judgment causes the loan to have a high probability of nonpayment, even before the collection of principal and/or interest is 180 days past due. The Company’s third party servicer works with borrowers who have temporarily ceased making full payments due to hardship of other factors, according to a schedule approved by the Company and accepted by the third party servicer that is consistent with established loan program servicing procedures and policies. Loans granted deferment or forbearance will move off principal and/or interest repayment, although these loans will continue to accrue interest. The Company works with the servicer in identifying borrowers who may be delinquent on their loans due to misinformation (students frequently change addresses) or availing the student borrower deferment or forbearance. The Company actively manages its servicing and collection process to optimize the performance of our student loans receivable portfolios. .

An analysis of the Company’s valuation reserve is presented in the following table for the three months and six months ended December 31, 2006:

	Three Months Ending 12/31/06	Six Months Ending 12/31/06
Balance at beginning of period	$2,510,085	$814,631
Valuation reserve increase/(decrease)
Federally insured loans	0	0
Private student loans	471,112	2,166,566
Total valuation reserve change	471,112	2,166,566

Charge-offs, net of recoveries
Federally insured loans	0	0
Private student loans	(138,196)	(138,196)
Net charge-offs	(138,196)	(138,196)

Balance at end of period	$2,843,001	$2,843,001

Private student loan valuation reserve as a percentage of the private student loans receivable portfolio		3.02%

The Company placed $138,196 in private student loans on nonaccrual status during the three months ended December 31, 2006.

For the six months ended December 31, 2006, the Company originated approximately $4.2 million in loans under the U.S. Department of Education’s Federal Family Education Loan Program (FFELP) provisions. The amount of any valuation reserve for this portfolio is currently immaterial.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006 and 2005, the Company’s uninsured cash balances total $11,491,308 and $2,287,599, respectively.

Included in cash and cash equivalents are restricted cash deposits that are not readily available to the Company for working capital purposes. At December 31, 2006 and 2005, the Company’s restricted cash balances were $6,484,351 and $2,628,276, respectively.

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

Security Deposits

As of December 31, 2006 and December 31, 2005, the Company had $47,893 and $29,258 respectively in security deposits held and controlled by other parties to secure lease agreements the Company has for office space and facilities in New York City and on deposit with the Securities and Exchange Commission (SEC) for future SEC filings.

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

Advertising

The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses, included in the statements of operations for the six months ended December 31, 2006 and December 31, 2005, were $5,440,358 and $1,946,275, respectively.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS for the six months ended December 31, 2006 and December 31, 2005:

	Dec. 31,	Dec. 31,
	2006	2005
		(Restated)
Net (loss)	$(18,872,634)	$(11,149,400)

Weighted-average common stock
Outstanding (Basic)	17,846,601	13,853,360

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common stock
outstanding (Diluted)	17,846,601	13,853,360

For December 31, 2006 and 2005, warrants (14,038,252 and 11,400,876, respectively) were not included in the computation of diluted EPS because their inclusion would have been antidilutive. For December 31, 2006 and 2005, options (4,461,215 and 3,892,250, respectively) were not included in the computation of diluted EPS because their inclusion would have been antidilutive.

Financial Instruments Disclosures of Fair Value

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Instruments, (FAS 107), requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

	December 31, 2006	December 31, 2005
		(Restated)
Cash	$6,087,920	$353,236
Restricted cash	6,484,351	2,628,276
Accounts Receivable	16,667	18,100
Federal student loans	4,206,047	0
Accounts Payable	2,805,340	570,470
Notes Payable - Doral Bank	5,277,063	117,939
Notes Payable - Merrill Lynch	69,089,812	0
Notes Payable - Nomura	18,351,321	15,551,627

Fair values approximate carrying values because of the short time until realization.

Assets with fair values exceeding carrying amounts

	December 31, 2006
	Carrying Value	Fair Value
Private student loans receivable, held for sale	$94,053,488	$105,842,309
Investment in Achiever Fund I, LLC	1,000,000	1,089,600

	December 31, 2005 (restated)
	Carrying Value	Fair Value
Private student loan receivable, held for sale	$15,957,431	$17,775,269

The Company determined the fair value of its student loans receivable through a net present value analysis on an individual loan basis. The Company collates data from a variety of public and private sources, including the United States Department of Education, individual colleges and universities, academic research studies, the Company’s internal research and survey efforts as well as the data from credit bureaus and other credit grantors. This Company’s net present value analysis considered the following: the 2003 United States Department of Education’s cohort default rates for Title IV post-secondary educational institutions (adjusted for particular characteristics of individual borrowers including the university attended, program of study, academic progress in the current or prior program of study, and current or prior employment history), and individual loan basis of valuation, and estimated prepayment assumptions. As of December 31, 2006, the approximate 12.5% increase in fair value over the carrying value, which is the Company’s cost, results from this net present value modeling of future cash flows from the borrowers servicing these loans tempered by all of the above factors.

The fair value of the Investment in Achiever Fund I, LLC was determined from the December, 2006 net asset value report provided to the investors in this entity.

Stock Based Compensation

At December 31, 2006, the Company had two stock-based compensation plans, the revised 2004 Omnibus Incentive Plan and the 2005 Consultant Incentive Plan, both of which were registered with the Securities and Exchange Commission in November, 2005. During the quarter ended December 31, 2005, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement 123(R), Share-Based Payments (FAS 123R). FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The Company recognized $1,308,309 in stock based compensation expense for the six months ended December 31, 2006.

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

In March 2006, the FASB issued SFAS 156, Accounting for the Servicing of Financial Assets, an amendment of FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 156). SFAS 140 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS 140 for subsequent measurement. SFAS 156 will be effective for the Company beginning in the first quarter of fiscal 2007. The adoption of SFAS 156 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities and FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 155). SFAS 155 will be effective for the Company beginning in the first quarter of fiscal 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative, which would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value to be recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of SFAS 155 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, (SFAS 157). This standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the Company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (FAS 158) an amendment of FASB Statements 87, 88, 106 and 132(R). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS158 will have on its financial condition, results of operations, cash flows or disclosures but notes that the Company does not currently have in place a defined benefit pension plan.

Reclassification

Certain amounts in the December 31, 2005 financial statements have been reclassified to conform to the December 31, 2006 presentation. There was no effect on net loss for the period.

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

The Company values its student loan receivables at the lower of either cost or market on an individual loan basis. The Company determines the fair market value of its student loans receivable through a net present value analysis of its student loan portfolios. This process is described in Note 2, Financial Instruments Disclosures of Fair Value for private student loans receivable. The Company intends to sell or securitize student loans receivable at a time indefinite, such action is largely dependent on the Company’s ability to originate and/or hold similar student loans receivable to bundle for sale or securitization.

MRU Lending, Inc. and MRU Funding SPV, Inc. have loan purchase agreements with Doral Bank Federal Savings Bank New York (Doral Bank), an affiliate of the Doral Financial Corporation. Through November 30, 2005, MRU Lending, Inc. had a loan purchase agreement with Webbank, a Utah state chartered financial institution and a wholly owned subsidiary of WebFinancial Corporation.

The Doral Bank-MRU Lending loan program is secured by a $1 million ninety-day certificate of deposit held by MRU Lending at Doral Bank, with assignment rights to Doral Bank. The Doral Bank-MRU Funding SPC loan program is secured by a seven-day certificate of deposit held at Doral Bank, with assignment rights to Doral Bank.

Through December 31, 2006, the Company purchased the following private student loan volumes through its various subsidiary loan programs. All loans purchased through these loans programs are purchased at par, i.e. no discount, and without recourse or redemption features available to the originating bank.

•  The Doral Bank-MRU Lending loan program purchased approximately $18.5 million in private student loans.

•  The Doral Bank-MRU Funding SPV loan program purchased approximately $67.5 million in private student loans.

•  The Webbank-MRU Lending loan program purchased approximately $1.5 million in private student loans.

The Company has retained servicing rights on the loans purchased under its various subsidiary loan programs and has outsourced the servicing function to a third party, who remits funds collected to us along with monthly activity reports.

NOTE 4 - FIXED ASSETS

Fixed assets consisted of the following at December 31, 2006 and 2005:

	2006	2005
		(Restated)
Computer network equipment	$894,076	$429,879
Furniture and fixtures	60,052	34,192
Leasehold improvements	5,884	5,884
	960,012	469,955
Less: accumulated depreciation	(370,157)	(120,682)

Total fixed assets	$589,855	$349,273

Depreciation expense for the six months ended December 31, 2006 and December 31, 2005 was $151,620 and $63,074, respectively.

NOTE 5- INTANGIBLE ASSETS

The Company acquired a scholarship resource database in July, 2005. After identification of tangible assets in this asset purchase, the Company paid and assigned a valuation of $148,440 to this intangible asset. The Company is amortizing this asset over a three year useful life. As of December 31, 2006 and December 31, 2005, the book value of this intangible asset was $74,220 and $123,700, respectively, net of accumulated amortization of $74,220 and $24,740, respectively.

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

There was no provision for income taxes for the six months ended December 31, 2006 and December 31, 2005.

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
		(Restated)
Deferred tax assets	$4,244,503	$2,819,008
Less: valuation allowance	(4,244,503)	(2,819,008)

Totals	$-	$-

At December 31, 2006 and December 31, 2005, the Company had accumulated net operating loss deficits of $50,117,269 and $17,549,347, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. Note that the Company’s beneficial conversion features for the Series A and B Convertible Preferred Stock increase the Company’s accumulated deficit but does not contribute to net operating losses that can be used to offset future taxable income.

Following is the Company’s approximated schedule of net operating loss carry forwards:

December 31, 2000	$1,495,761
December 31, 2003	$134,000
December 31, 2004	$1,871,433
June 30, 2005	$4,071,163
June 30, 2006	$24,988,912
December 31, 2006	$17,556,000

NOTE 7- STOCKHOLDERS’ EQUITY

Common Stock

There were 200,000,000 shares of common stock authorized, with 18,867,013 and 14,286,617 shares issued and outstanding at December 31, 2006 and 2005, respectively. The par value for the common stock is $.001 per share.

The following details the common stock transactions for the six months ended December 31, 2006:

•	700,000 warrants were exercised at a price of $3.50/warrant

•	73,114 warrants were exercised at a price of $2.00/warrant

•	19,000 warrants were exercised at a price of $1.60/warrant

•	449,169 warrants were exercised at a price of $0.99/warrant

•	1,667 options were exercised at a price of $5.90/option

•	4,165 options were exercised at a price of $3.45/option

•	33,333 options were exercised at a price of $3.22/option

•	1,000 options were exercised at a price of $3.15/option

•	2,000 options were exercised at a price of $3.00/option

The following details the common stock transactions for the six months ended December 31, 2005:

•	6,000 warrants were exercised at a price of $0.99/warrant

Series A Convertible Preferred Stock

There were 25,000,000 shares of Series A Convertible Preferred Stock authorized, with 0 and 2,783,434 shares issued and outstanding as of December 31, 2006 and December 31, 2005, respectively. The par value for this preferred issuance is $0.001 per share.

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

For the six months ended December 31, 2006 and December 31, 2005, the additional paid-in capital account for the beneficial conversion feature for the Series A Convertible Preferred Stock was $6,334,174 and $6,280,743, respectively. Since the Company has no issued and outstanding shares of Series A Convertible Preferred Stock as of December 31, 2006, there will be no additional beneficial conversion feature to record for this issuance.

Series B Convertible Preferred Stock

There were 25,000,000 shares of Series B Convertible Preferred Stock authorized, with 7,631,580 and 0 shares issued and outstanding as of December 31, 2006 and December 31, 2005, respectively. The par value for this preferred issuance is $0.001 per share.

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

For the six months ended December 31, 2006 and December 31, 2005, the balances for the additional paid-in capital account for the beneficial conversion feature for the Series B Convertible Preferred Stock were $11,294,270 and $0, respectively. The Company will continue to record the beneficial conversion feature for the Series B Convertible Preferred stock for any new issuances or dividends accrued on this instrument.

As of December 31, 2006, the Series B Convertible Preferred Stock issued has not been effectively registered with the Securities and Exchange Commission.

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

ISO’s and NQO’s are granted at an exercise price not less than its fair value at the date of the grant. Options granted have a maximum term of ten years. Option-vesting periods range from immediate vesting to three years, with approximately 28% of stock option grants vesting ratably over three years. At December 31, 2006 there were 763,272 shares available for future grants under the amended 2004 OIP and 1,275,513 shares available for future grants under the 2005 Consultant NQO Plan.

The weighted-average fair value of these grants, calculated using the Black-Scholes valuation method under the assumptions indicated below, was $2.34 in 2006, $2.30 in 2005, and $3.34 in 2004.

The key assumptions for the Black-Scholes valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate, and exercise price. Many of these assumptions are judgmental and highly sensitive. Following is a table of the key weighted average assumptions used in the valuation calculations for the options granted in the years ended December 31, 2004, June 30, 2005, and June 30, 2006 and the six months ended December 31, 2006, and a discussion of our methodology for developing each of the assumption used in the valuation model.

	Dec. 2006	June, 2006	June, 2005	Dec. 2004
Expected term	6.5 yrs	6.5 yrs	6.5 yrs	6.5 yrs
Expected volatility	31%	26%	73%	39%
Risk-free interest rate	4.677%	4.698%	4.211%	4.360%
Dividend yield	0%	0%	0%	0%

Expected Term. This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. The Company lacks sufficient historical exercise data that it may rely on to determine expected term for the grants issued through December 31, 2006. Therefore the Company relied on the simplified method for expected term as defined by the SEC Staff Accounting Bulletin 107 (SAB 107), where expected term equals the sum of the vesting term and the original contractual term, which is then divided by two. The Company has noted that the simplified method for estimating expected term is only available for option grants through December 31, 2007, when the SEC anticipates more detailed information should be available to the Company. An increase in the expected term will increase share-based compensation expense.

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

The following table summarizes the stock option activity for the 2004 OIP for the six months ended December 31, 2006 and 2005:

	2006	2005
Options outstanding at beginning of period	4,762,237	1,836,500
Options granted	310,980	1,872,250
Options exercised	42,165	0
Options forfeited, expired, or cancelled	(878,654)	0
Options outstanding at period end	4,236,728	3,708,750
Exercisable options at period end	3,362,782	2,158,021

The following table summarizes the stock option activity for the 2005 Consultant NQO Plan for the six months ended December 31, 2006 and 2005:

	2006	2005
Options outstanding at beginning of period	236,987	158,500
Options granted	0	25,000
Options exercised	0	0
Options forfeited, expired, or cancelled	(12,500)	0
Options outstanding at period end	224,487	183,500
Exercisable options at period end	209,903	135,583

The following table summarizes information about the stock options outstanding for the 2004 OIP at December 31, 2006:

Exercise Price Range	Number Outstanding	Remaining Life	Weighted Avg. Number Exercisable	Weighted Average Exer. Price
$0.01-$1.00	631,980	7.64	600,000	$0.95
$1.01-$2.00	570,000	7.77	588,747	$1.61
$2.01-$3.00	391,917	8.63	276,413	$2.96
$3.01-$4.00	1,961,079	8.76	1,582,734	$3.32
$4.01-$7.00	681,752	9.57	314,888	$5.91

TOTAL	4,236,728		3,362,782	$2.62

The following table summarizes information about the stock options outstanding for the 2005 Consultant NQO Plan at December 31, 2006:

Exercise Price Range	Number Outstanding	Remaining Life	Weighted Avg. Number Exercisable	Weighted Average Exer. Price
$0.01-$1.00	0	0.00	0	$0.00
$1.01-$2.00	25,000	7.58	16,666	$2.00
$2.01-$3.00	0	0.00	0	$0.00
$3.01-$4.00	108,500	8.80	89,750	$3.61
$4.01-$7.00	103,487	8.34	103,487	$4.77

TOTAL	236,987		209,903	$3.99

Warrants

In the six months through December 31, 2005, there were 6,000 warrants exercised at $0.99.

In the six months through December 31, 2006, there were 700,000 warrants exercised at $3.50, 73,114 warrants exercised at $2.00, 19,000 warrants exercised at $1.60, and 449,169 warrants exercised at $0.99.

The Company has the following warrants outstanding for the purchase of its common stock:

Exercise Price	Expiration Date	Dec. 31 2006	Dec. 31 2005
$0.02	April 2009	0	89,950
$0.50	September 2006	0	37,021
$0.99	September 2006	0	62,220
$0.99	December 2006	0	818,646
$0.99	December 2007	530,603	530,603
$0.99	December 2008	530,607	530,607
$0.99	April 2009	22,740	22,740
$1.60	July 2007	100,000	100,000
$1.60	July 2009	350,896	412,950
$2.00	July 2007	392,005	512,115
$2.00	October 2007	0	7,075
$3.50	February 2007	7,299,449	7,999,449
$3.50	February 2010	227,500	227,500
$3.50	February 2016	1,482,751	0
$3.80	December 2010	159,000	0
$3.80	February 2011	2,480,264	0
$3.80	December 2016	412,437	0
$4.00	April 2010	50,000	50,000

TOTAL		14,038,252	11,400,876

Exercisable warrants		12,121,360	9,896,431
Weighted average exercise price		$2.90	$2.82

NOTE 8 - CREDIT LINE WITH UNIVERSAL FINANZ HOLDING AG

On October 25, 2004 the Company entered into a commitment letter with Universal Finanz Holding AG (“Universal”) under which Universal offered to provide up to $50 million of credit support to be used as collateral security for the obligations of MRU Universal Guarantee Agency, Inc. (the “Guarantor”), a wholly owned subsidiary of the Company, as a guarantor of student loans and lines of credit arranged by the Company or banks and other financial institutions. Universal’s commitment is conditioned on the satisfaction of certain conditions including the execution of an agreement providing Universal the right to purchase up to 65% ownership interest in the Guarantor and pay the purchase price for such ownership interest by releasing the Guarantor from its obligation to repay an equal amount of its outstanding obligations to Universal.

As of December 31, 2006 and December 31, 2005, there were no amounts outstanding on the credit line with Universal Finanz Holding AG by any Company subsidiary or affiliate.

NOTE 9- CREDIT LINE WITH NOMURA CREDIT & CAPITAL, INC.

On February 4, 2005, MRU Lending, Inc. (“MRU Lending”), a wholly-owned subsidiary of MRU Holdings, Inc. (“the Company”) entered into a credit agreement (the “Credit Agreement”), by and among Nomura Credit & Capital, Inc. as Agent (“Nomura”), a subsidiary of Nomura Holdings, Inc., and the institutions from time to time party thereto as lenders, pursuant to which the lenders have agreed to provide MRU Lending with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. The loans under the Credit Agreement are secured by, among other things, a lien on all of the student loans financed under the Credit Agreement and any other student loans owned by MRU Lending and not otherwise released, together with a pledge of 100% of the capital stock of MRU Lending. The Credit Agreement contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. The Company paid $206,500 in deferred financing fees in association with the Credit Agreement. The Company recognized amortization expense associated with the financing fees of $34,356 for the six months ended December 31, 2006 and $34,416 for the six months ended December 31, 2005.

The Credit Agreement also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, breaches of certain representations and warranties, the bankruptcy of MRU Lending or MRU Lending Holdco LLC (MRU Lending’s direct parent and wholly-owned subsidiary of the Company), failure to maintain certain net worth ratios, a material adverse change in MRU Lending’s ability to originate student loans, and failure of the Company to indirectly own 100% of the outstanding capital stock of MRU Lending. The facility has a three year term. Related to this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to 27.5% ownership interest in the Company on a diluted basis.

As of December 31, 2006, MRU Lending obtained approximately $20 million in financing against the Nomura line of credit by collateralization of loans originated through the loan programs with Doral Bank FSB New York and Webbank. Through purchases of defaulted loans by MRU Lending and repayment by MRU Lending to Nomura for prepayments and payments of scheduled principal loan payments by the borrowers to MRU Lending, the December 31, 2006 outstanding balance due Nomura by MRU Lending is approximately $18.3 million, which is due by February, 2008.

NOTE 10- CREDIT LINE WITH MERRILL LYNCH BANK USA (MLBU)

On January 23, 2006, the Company’s private student lending subsidiary, MRU Funding SPV, Inc. (MRUF) entered into a definitive agreement with MLBU pursuant to which MLBU will provide MRUF with a $175 million revolving credit facility for the origination and warehousing of private student loans. The facility has a one year term, with annual renewals at the option of both parties. As a result of this transaction, MLBU was granted a warrant, subject to certain terms and conditions, to purchase up to 4.9% of the Company’s Common Stock. This transaction closed in February 2006. The Company recognized amortization expense associated with all deferred MLBU financing fees of $1,851,718 for the six months ended December 31, 2006.

As of December 31, 2006, the MRUF obtained approximately $52.7 million in financing through the MLBU line of credit by collateralization of loans originated through the Doral Bank FSB New York-MRUF loan program.

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

The balance due to the Bank for origination of MRUL private student loans was $0 and $117,939 as of December 31, 2006 and December 31, 2005.

On January 10, 2006, MRU Originations, Inc. (“MRUO”) and MRU Funding SPV, Inc. (“MRUF”), wholly-owned subsidiaries of the Company entered into definitive agreements with Doral Bank NY, FSB (“the Bank”). The agreement provides for the Bank’s origination of private student loans to qualified applicants participating in MRUO’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUO and the sale by the Bank and purchase by MRUF of such student loans at par, i.e. no discount, and without recourse. The business purpose of the Loan Program and Loan Sale Agreements between, MRUO, MRUF, and the Bank allow MRUF to purchase student loans originated by a Federal Savings Bank. There are legal and regulatory advantages to MRUF for purchasing loans originated by a Federal Savings Bank that are not otherwise available to MRUF. The agreement between MRUO and the Bank is evidenced by a Loan Program Agreement dated January 10, 2006. The agreement between MRUF and the Bank is evidenced by a Loan Sale Agreement dated January 10, 2006. The Agreements have a thirty-six (36) month term and are automatically renewable for up to two (2) successive terms of twelve (12) months.

The balance due to the Bank for origination of MRUO private student loans was $5,277,063 as of December 31, 2006.

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

The Company has no balance due to Webbank for origination of loans as of December 31, 2005

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

2007	275,704
2008	382,319
2009	159,299
2010	0

$817,322

NOTE 14 - RELATED PARTY TRANSACTIONS

The obligations of the Company under the ISID Finance of America, Inc. sub-lease are guaranteed by Edwin J. McGuinn, the Company’s Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the Sub-landlord.

The Company owes the Achiever Fund I LLC $1,325,344 due to a bank error in purchasing student loan portfolios from the Doral Bank-MRUF loan program agreement at the end of December 2006. This was corrected in January 2007 but is shown as Due to Affiliates on the Company’s balance sheet as of December 31, 2006.

NOTE 15 - RESTATEMENT

The December 31, 2005 financial statements have been restated to give effect to the impact of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, for the issuance of its Series A Convertible Preferred Stock.

The December 31, 2005 financial statements have been restated to recognize an additional preferred stock dividend of $6,280,743 for the effect of the beneficial conversion feature contained in its Series A Convertible Preferred Stock resulting from the difference in the issue price per share and the market price per share of the Company’s common stock on the commitment day for the issuance of this Preferred Stock. This change increased the accumulated deficit for the period ended December 31, 2005 from $17,549,347 to $23,830,090, and increased net loss per basic and diluted share to $0.80 per share. The effect on total Stockholders’ Equity is zero.

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

OVERVIEW — WHO WE ARE AND WHAT WE DO

We are a specialty finance company that facilitates and provides students with funds for higher education. Equipped with proprietary analytical models and decision tools, we are able to identify and provide customized financial products to students in a more competitive and customer friendly manner. We entered the student lending market as an originator and holder of private student loans and within the last six months, we began to originate, lend, and hold Federal Family Education Loan Program (FFELP) loans.

We generate revenues from: interest accrued on our student loan portfolios, origination fee revenue on our student loan portfolios, and residual cash flows from the sale or securitizations of our student loan portfolios.

In originating our private student loans, we use a unique and proprietary underwriting model which we believe provides us with a compelling competitive advantage. By combining traditional credit scoring methods with our proprietary underwriting matrix, which considers the loan applicant’s academic data, prior work experience, and the educational institution which they are attending, and the amount being borrowed, we generate our own credit and repayment capability index which we believe is more insightful and predictive in determining an applicant’s future repayment capabilities. Our approach may offer students who would otherwise be disqualified under traditional credit scoring methods an opportunity to obtain funding for their education. In addition, we may be able to competitively price loans for students that would be viewed as undifferentiated under traditional methods employed by other student loan companies. We believe that no other educational finance company currently uses a similar approach to evaluating loan applicants or determining loan pricing. Our underwriting process adds another layer of analytical precision to traditional evaluation tools and helps us make more informed lending decisions.

In addition to our unique underwriting methodology, we take a highly focused approach to our marketing while maintaining one of the most diverse sourcing channels in the industry. Of the approximately 6,400 accredited institutions of higher education in the United States, we focus on a confined subset of undergraduate and professional graduate institutions. The professional graduate disciplines that we target include law, business administration, engineering and medicine. These criteria define our lending and marketing methods. We believe that this targeted approach will consistently yield the optimal mix of attractive pricing, acceptable credit risk and a sufficiently deep base of potential customers. We use a highly diverse approach to sourcing potential customers which we believe will create more sustainable distribution channels than our competitors. We are one of the few companies in this sector to market directly to students. Our direct marketing channels include Internet marketing campaigns, print advertising campaigns, direct mail campaigns, and our branded MyRichUncle™ web site: www.MyRichUncle.com. In addition, we have developed indirect origination sources including referrals from third party referral companies for whom we may provide a private labeled set of student loan products. Equipped with our unique credit model, our focused marketing and diverse distribution channels, we believe we are well positioned to grow in the market for higher educational products and services.

The Company’s earnings and growth in earnings are directly affected by the size of its portfolio of student loans, the interest rate characteristics of our student loan portfolios, and the costs associated with originating, financing, and managing our student loan portfolios.

The Company’s interest income, or interest earned on its student loan portfolios, is the primary source of the Company’s income and is primarily impacted by the size of the portfolio and the Company’s management of its portfolio for defaults and delinquencies. The private student loans that the Company originated through the Webbank-MRU Lending, Inc. loan program bear variable rates of interest that are adjusted monthly with changes in the London Interbank Offered Rate (LIBOR). The student loans that the Company currently originates through the Doral Bank-Federal Savings Bank New York (Doral Bank)-MRU Lending, Inc. and the Doral Bank-MRU Funding SPV, Inc. loan programs bear variable rates of interest that are adjusted quarterly with LIBOR. Since the Company has outsourced the servicing of its private student loan portfolios to a third party, who is responsible for sending monthly statements and collecting payments from our borrowers, remitting those payments to the Company, and generating reporting on its activities to the Company, this third party is also responsible for adjusting the interest rates on all alternative student loans based on the applicable LIBOR term.

Since the Company’s private student loan portfolio floats with LIBOR the Company feels it has very limited interest rate exposure on this asset. Post-origination, the Company’s private student loan portfolio is most affected by rates of default, delinquencies, recoveries, and prepayments.

The Company plans to either sell or securitize student loan portfolios, which will generate a gain on sale for the Company for this asset, in the second calendar quarter of 2007. However, the timing of this event is dependent on several factors, including but not limited to the following: the size of the Company’s student loan portfolios, the financial ability of the Company to hold this asset, the market at the time of the transaction for this asset class, and the ability of the Company to support the requirements for a sale or securitization transaction.

Operating expenses include the indirect costs to generate and acquire student loans and other general and administrative expenses. Operating expenses also include the depreciation of capital assets and amortization of intangible assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006, COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005

REVENUE For the three months ended December 31, 2006, the Company generated $1,957,420 in operating revenue compared to $212,226 for the comparable period last year. The significant increase over last year is primarily attributable to interest income on the Company’s growing private student loan portfolio, which was $1,768,595 for the three months ended December 31, 2006 compared to $205,296 for the three months ended December 31, 2005. The Company originated $32.7 million in private student loans during the three months ended December 31, 2006 compared to $7.9 million during the three months ended December 31, 2005.

COST OF REVENUES For the three months ended December 31, 2006, the Company incurred $2,333,674 in costs compared to $238,936 for the three months ended December 31, 2005. The increase is primarily due to $1,462,744 in credit facility interest expense and origination bank costs and $271,266 in private student loan referral costs for the three months ended December 31, 2006, compared to $162,619 and $50,285, respectively, for the three months ended December 31, 2005, driven by higher loan origination volume.

For the three months ended December 31, 2006, the Company increased its valuation reserve for private student loans by $471,112 based on its analysis of its portfolio.

OPERATING LOSS The operating loss for the three months ended December 31, 2006 was $7,067,482 compared to a loss of $7,990,855 for the three months ended December 31, 2005. For the three months ended December 31, 2006, operating expenses were $6,691,228 compared to $7,964,145 million for the three months ended December 31, 2005. Excluding the non-cash stock compensation expense of $5,134,920 recorded in the three months ended December 31, 2005 associated with the Company’s adoption of FAS 123R Accounting for Stock Based Compensation, and $540,388 for FAS 123R stock compensation expense for the three months ended December 31, 2006, operating expenses increased $3,321,615 as the volume of loans the Company originated increased. The increases were primarily in the areas of corporate general and administrative expenses, operations expense and technology development. Depreciation and amortization expense increased to $1,175,732 for the three months ended December 31, 2006 compared to $67,375 for the three months ended December 31, 2005, primarily because of the amortization of deferred financing fees related to the Merrill Lynch and Nomura credit facilities.

OTHER INCOME For the three months ended December 31, 2006, the Company’s other income was $122,737 compared to $39,179 for the three months ended December 31, 2005. The increase is primarily from higher interest income of $125,638 for the three months ended December 31, 2006 earned on the Company’s cash balances compared to $39,243 in the comparable period last year.

NET LOSS For the three months ended December 31, 2006 the Company incurred a net loss of $6,944,745, or $0.42 per share compared to $7,951,676, or $0.59 per share for the three months ended December 31, 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2006, COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2005

REVENUE For the six months ended December 31, 2006, the Company generated $3,245,767 in operating revenue compared to $260,914 for the six months ended December 31, 2005. The significant increase over last year is primarily attributable to interest income on the Company’s growing private student loan portfolio, which was $2,881,226 for the six months ended December 31, 2006 compared to $244,420 for the six months ended December 31, 2005. The Company originated $78.3 million in private student loans during the six months ended December 31, 2006 compared to $15.6 million during the six months ended December 31, 2005.

COST OF REVENUES For the six months ended December 31, 2006, the Company incurred $5,211,399 in costs compared to $381,757 for the six months ended December 31, 2005. The increase is primarily due to $2,348,136 in credit facility interest expense and origination bank costs and $500,721 in private student loan referral costs for the six months ended December 31, 2006 compared to $222,590 and $85,655, respectively, for the six months ended December 31, 2005, driven by higher loan origination volume.

For the six months ended December 31, 2006, the Company increased its valuation reserve for private student loans by $2,166,566 based on an analysis of its portfolio.

OPERATING LOSS The operating loss for the six months ended December 31, 2006 was $17,850,630 compared to a loss of $10,702,769 for the six months ended December 31, 2005. For the six months ended December 31, 2006, operating expenses were $15,884,998 compared to $10,581,926 for the six months ended December 31, 2005.

Sales and marketing expenses were $5,440,358 for the six months ended December 31, 2006 compared to $1,946,275 for the six months ended December 31, 2005, due to increased marketing of the Company’s products before and during the late summer and early fall college enrollment cycle in 2006. Operations expenses increased to $2,491,977 from $1,144,422 due to an increase in the number of applications processed and funded. The Company also continued to expand its origination and underwriting technology platform resulting in an increase in technology development costs from $410,621 in the six months ended December 31, 2005 to $1,460,406 for the six months ended December 31, 2006. Excluding the non-cash stock compensation expense of $4,753,302 recorded in the six months ended December 31, 2005 associated with the Company’s adoption of FAS 123R and $1,051,570 for FAS 123R stock compensation expense for the six months ended December 31, 2006, corporate general and administrative expenses increased $1,131,447 to support the growth of the business.

Depreciation and amortization expense increased to $2,062,434 for the six months ended December 31, 2006 compared to $122,230 for the six months ended December 31, 2005, primarily due to the amortization of the deferred financing fees related to the Merrill Lynch and Nomura credit facilities.

OTHER INCOME For the six months ended December 31, 2006, the Company’s other income was $294,630 compared to $60,408 for the six months ended December 31, 2005. The increase is primarily from higher interest income of $296,739 earned on the Company’s cash balances compared to $61,245 in the comparable period last year.

NET LOSS For the six months ended December 31, 2006 the Company incurred a net loss of $17,556,000, or $1.06 per share compared to $10,642,361, or $0.80 per share for the six months ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES Our liquidity requirements have consisted, and we expect that they will continue to consist, of capital expenditures, facility interest expenses, sales and marketing expenses, and general corporate expenses. We expect to continue to leverage our credit facilities with Merrill Lynch Bank USA and Nomura Credit and Capital to provide the Company the required funding to originate future private and federally guaranteed student loans to the Company’s customers.

As of December 31, 2006, the Company had unrestricted cash and cash equivalents of $6,087,920 compared to $353,236 as of December 31, 2005. As of December 31, 2006, the Company had restricted cash of $6,484,351 compared to $2,628,276 as of December 31, 2005. $5,277,063 of the December 31, 2006 balance of restricted cash is security for the Company’s subsidiaries’ loan purchase and sale agreements with Doral Bank and fluctuates with the volume of the loans originated.

As of December 31, 2006, the Company had $2,805,340 in accounts payable and $2,491,602 in accrued expenses, compared to $570,470 and $160,580, respectively as of December 31, 2005. $1,469,873 of the December 31, 2006 accrued expenses are for the Series B Preferred Stock dividends, which are accrued and paid annually in additional shares of Series B Preferred Stock.

COMMITMENTS AND CONTINGENCIES The Company leases office and other corporate space under leases with terms between one and four years. Monthly payments under the current leases range from $1,525 to $31,860. The Company is required to pay its pro rata share of costs related to certain of the leased facilities.

The Company has a $165 million three-year credit facility to collateralize its private student loans with Nomura and a renewable $175 million one-year credit facility with Merrill Lynch, terms of both facilities are described in the Notes to the Consolidated Financial Statements filed with this quarterly report 10-QSB. As of December 31, 2006, the Company had an outstanding balance of $69,089,812 on its credit facility with Merrill Lynch. The Company had an outstanding balance on its credit facility with Nomura of $18,351,321 at December 31, 2006 and $15,551,627 at December 31, 2005. The Company’s subsidiaries have loan purchase and sale agreements with Doral Bank and at December 31, 2006, the Company had total commitments to Doral Bank of $5,277,063 compared to $117,939 at December 31, 2005.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

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

The Company is focused on generating FFELP and private student loan volume from its two primary loan volume channels: direct to consumer and third-party referral marketing partners. In the direct to consumer channel, the Company is actively focusing on leveraging its marketing message to reach customers with a competitively priced, easy to understand and use product offering. In the third-party referral marketing partner channel, the Company is working with existing referral marketing partners to train partner staffs on the Company’s products and implement processes and systems to enable referral marketing partners’ customers to easily apply for and be decisioned for the Company’s products.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2006, the Company’s MRU Universal Guarantee Agency, Inc. (MRUG) subsidiary has no outstanding commitments under the credit line provided by the commitment letter MRUG received from Universal Finanz Holding AG on October 25, 2004.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. They have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 31, 2006, the Company issued 500,000 shares of common stock, par value $0.001 per share (“Common Stock”) to LB I Group, Inc. (“LBI”), 133,500 shares of Common Stock to SuNOVA Offshore Ltd. (“SuNOVA Offshore”) and 66,500 shares of Common Stock to SuNOVA Partners, L.P (“SuNOVA Partners”). The Company issued the 700,000 shares of Common Stock to LBI, SuNOVA Offshore and SuNOVA Partners pursuant to the partial exercise of a warrant held by Nomura Credit & Capital, Inc. (“Nomura”). Nomura instructed the Company to issue the shares to LBI, SuNOVA Offshore and SuNOVA Partners, pursuant to its obligations under Securities Purchase Agreements with these entities. The Company was not a party to such Securities Purchase Agreements, and issued the shares of Common Stock pursuant to Nomura’s instructions upon the partial exercise of its warrant. The issuance of shares pursuant to Nomura’s exercise of its warrant was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on November 14, 2006. The following persons were nominated and elected to serve as Directors of the Company for a term of one year or until their successors have been duly elected and qualified.

Nominee	For	Withheld

Edwin J. McGuinn, Jr.	15,928,419	85,200
Raza Khan	15,928,244	85,375
Vishal Garg	15,928,419	85,200
Richmond T. Fisher	15,928,419	85,200
C. David Bushley	15,928,244	85,375
Andrew Mathiesen	15,928,419	85,200
Michael M. Brown	15,928,419	85,200
Sunil Dhaliwal	15,928,419	85,200

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
3.1	Amended and Restated Certificate of Incorporation.	Appendix A to the Definitive Information Statement on Form 14C, filed with the SEC on January 23, 2006, File No. 000-33487.

3.2	By-laws.	Exhibit 3.4 to the Registration Statement on Form SB-2, filed with the SEC on August 10, 2001, File No. 333-67222.

4.1	Securities Purchase Agreement by and among MRU Holdings, Inc. and the purchasers of Series B Convertible Preferred Stock.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2006, File No. 000-33487.

10.1	Credit Agreement between MRU Lending, Inc. and Nomura Credit & Capital, Inc., dated February 4, 2005	Exhibit 10.1 to Company’s Registration Statement on Form SB-2 filed with the SEC on March 22, 2005, File No. 333-123503.

10.2	Employment Agreement dated November 17, 2004 between the Company and Edwin J. McGuinn, Jr.	Exhibit 10 to Company’s Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on November 18, 2004, File No. 333-118518.

10.3	Loan Program Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY, FSB	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.

10.4	Loan Sale Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY, FSB	Exhibit 10.2 on Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.

10.5	Sublease between ISID Finance of America, Inc. and MRU Holdings, Inc. dated April 26, 2005	Exhibit 10.1 to Company’s Current Report on From 8-K filed on May 18, 2005, File No. 000-33487.

10.6	Guaranty of Edwin McGuinn in favor of ISID Finance of America, Inc. dated April 26, 2005	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.

10.7	Consent to Sublease of 1114 Trizechahn-Swig, L.L.C.	Exhibit 10.3 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.

10.8	Amended and Restated 2004 Omnibus Incentive Plan.	Appendix C to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.

10.9	2005 Consultant Incentive Plan.	Appendix B to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

 * filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly registered.

MRU HOLDINGS, INC.

Date: February 14, 2007	/s/ Edwin J. McGuinn, Jr.
Edwin J. McGuinn, Jr. Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2006	/s/ Vishal Garg
Vishal Garg Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT LIST

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.