Form 10QSB
period 2007-03-31
MRU HOLDINGS INC
filed 2007-05-15
CIK 1145202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes       ☐   No        ☒

As of May 1, 2007, the latest practicable date, 25,404,117 of the issuer’s common shares, $0.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes       ☐   No        ☒

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND MARCH 31, 2006 (Unaudited)

ASSETS

	2007	2006
		(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$9,798,672	$20,683,781
Restricted cash	2,953,745	2,170,848
Accounts receivable	1,235,286	4,166
Private student loans receivable, held for sale, lower of cost or market	118,866,535	24,061,241
Valuation Reserve for private student loans receivable	(2,984,337)	0
Federally insured student loans receivable, held for sale, lower of cost or market	7,545,381	0
Prepaid expenses and other current assets	396,282	435,518

Total Current Assets	137,811,564	47,355,554

Fixed assets, net of depreciation	720,611	393,442

OTHER ASSETS:
Security deposits	31,484	51,270
Intangible assets, net of amortization	3,005,600	111,330
Investment in Achiever Fund I, LLC	1,500,000	0
Due from affiliates	679,206	0
Goodwill	8,928,859	0
Deferred financing fees, net of amortization	57,454	344,946

Total Other Assets	14,202,603	507,546

TOTAL ASSETS	$152,734,778	$48,256,542

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,049,558	$524,157
Accrued expenses	2,717,994	352,993
Accrued payroll	222,963	73,164
Client deposits	1,061,194	0
Deferred contract revenue	4,715,612	0
Notes payable - Doral Bank FSB NY	613,925	331,548
Notes payable - Merrill Lynch	97,130,890	3,885,918
Notes payable - Nomura Credit & Capital	17,554,634	0
Subscriptions, Series B Convertible Preferred Stock	0	25,090,365

Total Current Liabilities	126,066,770	30,258,145

LONG-TERM LIABILITIES:
Notes payable - Nomura Credit & Capital	0	18,981,996
Deferred origination fee revenue	4,256,898	815,194

Total Long-term Liabilities	4,256,898	19,797,190

Total Liabilities	130,323,668	50,055,335

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series B, $.001 par value; 25,000,000 shares authorized 7,631,580 and 0 shares issued and outstanding as of 3/31/2007 and 3/31/2006	7,632	0
Common Stock, $.001 par value; 200,000,000 shares authorized, 25,367,348 and 17,309,753 issued and outstanding as of 3/31/2007 and 3/31/2006	25,367	17,311
Additional paid-in capital	67,896,303	12,519,139
Additional paid-in capital - options	10,745,297	5,156,537
Additional paid-in capital - Series B beneficial conversion feature	11,644,747	0
Additional paid-in capital - warrants	9,374,119	7,382,068
Accumulated deficit	(77,282,355)	(26,873,848)

Total Stockholders' Equity (Deficit)	22,411,110	(1,798,793)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$152,734,778	$48,256,542

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006 (UNAUDITED)

	Nine Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
		(Restated)		(Restated)

OPERATING REVENUE:
Referral income - private student loans	63	996	0	400
Loan portfolio interest income - private student loans	5,121,659	571,057	2,240,433	326,637
Loan portfolio interest income - federal student loans	103,947	0	40,795	0
Origination fee revenue - private loans	77,721	4,221	32,189	2,725
Origination processing fees	352,743	0	110,761	0
Late payment fee revenue	2,476	235	1,164	235
License income	721,576	20,172	709,076	5,769

Total Operating Revenue	6,380,186	596,681	3,134,419	335,766

COST OF REVENUES
Referral marketing costs - private student loans	724,561	185,343	223,840	76,388
Facility interest and origination bank costs	4,086,027	555,281	1,737,891	332,691
Valuation reserve provision - private student loans	2,449,435	0	282,869	0
Consulting and hosting	80,024	42,525	57,524	14,450
Servicing and custodial costs	308,548	45,162	135,072	23,025

Total Cost of Revenues	7,648,596	828,311	2,437,197	446,554

GROSS PROFIT/(LOSS)	(1,268,410)	(231,630)	697,222	(110,788)

OPERATING EXPENSES
Corporate general and administrative expenses	7,121,894	7,756,248	3,372,810	1,093,673
Sales and marketing expenses	8,022,641	3,118,046	2,582,283	1,171,770
Operations expenses	3,737,587	1,807,220	1,245,610	612,284
Technology development	2,151,391	608,852	690,985	180,471
Legal expenses	859,847	260,067	397,066	76,693
Other operating expenses	583,832	185,550	365,874	121,091
Depreciation and amortization	2,514,991	238,807	452,557	116,576

Total Operating Expenses	24,992,184	13,974,790	9,107,186	3,372,558

OPERATING (LOSS)	(26,260,594)	(14,206,420)	(8,409,964)	(3,483,346)

OTHER INCOME/(EXPENSE)
Interest income	374,995	195,304	78,256	134,059
Interest expense	(7,337)	(21,881)	(4,157)	(21,043)
Other non-operating income/(expense)	11,335	30,868	10,264	10,832

Total Other Income	378,992	204,291	84,362	123,848

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(25,881,602)	(14,002,129)	(8,325,602)	(3,359,498)
Provision for income taxes	0	0	0	0

NET (LOSS)	($25,881,602)	($14,002,129)	($8,325,602)	($3,359,498)

LESS PREFERRED STOCK DIVIDEND	(2,092,611)	(749,137)	(775,977)	(223,440)

(LOSS) APPLICABLE TO COMMON SHARES	($27,974,213)	($14,751,266)	($9,101,579)	($3,582,938)

NET (LOSS) PER BASIC AND DILUTED SHARES	($1.52)	($1.03)	($0.44)	($0.23)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	18,401,072	14,388,268	20,657,597	15,481,857

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006
(UNAUDITED)

	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	($25,881,602)	($14,002,129)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,514,991	238,807
Increase in stock options outstanding - options expense	3,296,338	5,156,537
(Decrease) in stock options outstanding - options exercise	(104,934)	0
(Increase) in tax provision valuation stock options outstanding	(1,120,755)	(1,753,223)
Increase in valuation reserve - private student loans	2,449,435	0
(Decrease) in valuation reserve - private student loans nonaccrual	(279,730)	0

Changes in assets and liabilities
Decrease/(Increase) in accounts receivable	(1,231,119)	16,080
Decrease/(Increase) in restricted cash	21,685	(2,170,848)
Decrease in collateral deposit - student loans	0	250,000
Decrease/(Increase) in prepaid expenses and other current assets	(7,805)	(301,978)
(Increase) in due from affiliates	(679,206)	0
Decrease/(Increase) in security deposits	(1,236)	341,693
(Increase) in private student loans receivable, held for sale	(79,443,701)	(23,902,762)
(Increase) in federal student loans receivable, held for sale	(7,545,381)	0
Increase in accounts payable and accrued expenses	2,232,856	460,445
Increase in accrued payroll	61,354	(152,480)
(Decrease) in deferred contract revenue	(548,352)	0
Increase in client deposits	1,061,194	0
Increase in deferred origination fee revenue	2,929,625	807,806

Total adjustments	(76,394,741)	(21,009,923)

Net cash (used in) operating activities	(102,276,343)	(35,012,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(423,313)	(375,131)
Acquisition of intangible assets	(6,320,143)	0
(Increase) in investment in Achiever Fund I LLC	(1,380,000)	0

Net cash (used in) investing activities	(8,123,456)	(375,131)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in advances - originating loan program agreements	77,823,018	0
(Decrease) due to repayments - originating loan program agreements	(77,971,009)	0
Increase in advances - Nomura Credit and Capital credit facility	730,923	18,981,996
(Decrease) due to repayments - Nomura Credit and Capital credit facility	(1,908,552)	0
Increase in advances - Merrill Lynch credit facility	83,660,336	3,885,918
(Decrease) due to repayments - Merrill Lynch credit facility	(4,393,006)	0
Proceeds from conversion of warrants and options	25,342,431	516,146
(Decrease) in paid-in capital for warrant conversions	(1,302,387)	0
Increase in deferred tax due to stock options outstanding	1,120,755	1,753,223
Increase in stock subscriptions, Series B convertible preferred	0	25,090,365
Costs associated with Series B convertible preferred subscriptions	0	(788,706)
Decrease/(Increase) in deferred financing fees	(803,542)	(262,500)

Net cash provided by financing activities	102,298,967	49,176,442

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,100,832)	13,789,259

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,899,504	6,894,522

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,798,672	$20,683,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$7,337	$89,914

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of preferred stock in conversion of dividends payable	$0	$522,381
Preferred stock converted into common shares	$0	$3,250
Accrued Series A and B stock dividends	$2,092,611	$749,137

The Company purchased certain assets assumed certain liabilities per the Asset
Purchase Agreement with The Princeton Review as follows:

Fair Value of Intangible Assets Acquired	$3,000,000	$0
Goodwill	$8,928,859	$0
Cash paid	($6,320,143)	$0
Liabilities Assumed	$5,608,716	$0

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND MARCH 31, 2006 (UNAUDITED)

NOTE 1 -       ORGANIZATION AND BASIS OF PRESENTATION

MRU Holdings, Inc. (the “Company”) was incorporated in Delaware on March 2, 2000 as Dr. Protein.Com, Inc. and on March 7, 2003 changed its name to Pacific Technology, Inc. On July 6, 2004 the Company changed its name to MRU Holdings, Inc. On May 20, 2005 the Board of Directors of the Company approved a change in the Company’s year end from December 31st to June 30th.

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

The Company recognizes referral income from referring consolidation and private student loan requests to other lenders when payments are received from referral partners, since referral partners only remit payments for those borrowers after the referred borrowers have completed the loan process. As of March 31, 2007, the Company has terminated all referral agreements to consolidation and private lenders and will only be paid in the future for referral income from previously referred borrowers funded by other lenders.

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

The Company recognizes revenues from license/subscription fees for web-based services over the life of the contract, which is typically one to three years. The Company recognizes revenue from transaction processing fees, such as web-based school applications, as the transactions are completed.

Costs of Revenues

The Company includes as costs of revenues all direct costs related to the production of the various revenue streams of the Company’s business.

For the nine months ended March 31, 2007, the Company incurred $4,086,027 in credit facility interest costs related to the collateralization of its student loan receivables portfolios and originating bank costs, $724,561 in referral marketing costs related to the generation of the Company’s private student loans, $308,548 in student loan servicing and custodial costs, and $80,024 in consulting and hosting costs for the scholarship search and college application products.

For the nine months ended March 31, 2006, the Company incurred $555,281 in credit facility interest costs related to the collateralization of its private student loan portfolios and originating bank costs, $185,343 in referral marketing costs related to the generation of the Company’s private student loans, $45,162 in student loan servicing and custodial costs, and $42,525 in consulting and hosting costs for the scholarship search product.

Valuation Reserve - Student Loan Receivables

The Company’s private and federally insured student loans receivable portfolios are both held for sale, valued at the lower of cost or market. The valuation reserve represents management’s estimate of expected losses on these student loans receivable portfolios. This evaluation process is subject to numerous estimates and judgments. The Company evaluates the adequacy of the valuation reserve on its federally insured loans receivable portfolio separately from its private student loans receivable portfolio.

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

For the nine months ended March 31, 2007, the Company recorded $2,449,435 as an additional valuation reserve for its private student loans receivable. There was no valuation reserve established for the nine months ended March 31, 2006 as the Company had no expectation of a valuation reserve using our valuation reserve process at that time.

The Company places a private student loan receivable on nonaccrual status and charges off the loan when the collection of principal and/or interest is 180 days past due or if the Company learns of an event or circumstance, which in the Company’s judgment causes the loan to have a high probability of nonpayment, even before the collection of principal and/or interest is 180 days past due. The Company’s third party servicer works with borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the Company and accepted by the third party servicer that is consistent with established loan program servicing procedures and policies. Loan granted deferment or forbearance will move off principal and/or interest repayment, although these loans will continue to accrue interest. The Company works with the servicer in identifying borrowers who may be delinquent on their loans due to misinformation (students frequently change addresses) or availing the student borrower deferment or forbearance. The Company actively manages its servicing and collection process to optimize the performance of our student loans receivable portfolios.

An analysis of the Company’s valuation reserve is presented in the following table for the three and nine month periods ended March 31, 2007:

	Three Months	Nine Months
	Ending 3/31/07	Ending 3/31/07

Balance at beginning of period	$2,843,001	$814,631
Valuation reserve increase/(decrease)
Federally insured loans	0	0
Private student loans	282,869	2,449,435
Total valuation reserve change	282,869	2,166,566

Charge-offs, net of recoveries
Federally insured loans	0	0
Private student loans	(141,533)	(279,730)
Net charge-offs	(141,533)	(279,730)

Balance at end of period	$2,984,337	$2,984,337

Private student loan valuation reserve as a
percentage of the private student loans
receivable portfolio		2.51%

For the three months ended March 31, 2007, the Company placed $141,533 in private student loans on nonaccrual status.

For the nine months ended March 31, 2007, the Company originated approximately $7.7 million in loans under the U.S. Department of Education’s Federal Family Education Loan Program (FFELP) provisions. The amount of any valuation reserve for this portfolio is currently immaterial.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2007 and 2006, the Company’s uninsured cash balances total $11,177,786 and $22,156,359, respectively.

Included in cash and cash equivalents are restricted cash deposits that are not readily available to the Company for working capital purposes. At March 31, 2007 and 2006, the Company’s restricted cash balances were $2,953,745 and $2,170,848, respectively.

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

Security Deposits

As of March 31, 2007 and 2006, the Company had $31,484 and $51,270 respectively in security deposits held and controlled by other parties to secure lease agreements the Company has for office space and facilities in New York City and on deposit with the Securities and Exchange Commission (SEC) for future SEC filings.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Computer network equipment	3 Years
Leasehold improvements	3 Years
Furniture and fixtures	3 Years

Investment in Achiever Fund I, LLC

On April 18, 2006, the Company entered into a definitive agreement with a consortium of European financial institutions with significant experience in consumer lending and specialty financial products to support the launch and origination of Preprime™ student loans. These private student loans address the market of post-secondary school borrowers who are currently unable to meet traditional private student loan underwriting criteria, e.g. thin or no credit history, insufficient earnings history, etc. The Company will be both the managing member (through its Achiever Funding LLC affiliate) and a minority investor in the Achiever Fund I LLC. As of March 31, 2007, the Company’s investment percentage in these affiliates was less than five (5%) percent.

The Company has not consolidated these affiliates within its financial statements per FASB Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires consolidation by business entities of variable interest entities which have one or more of the following characteristics (the Company’s application of the facts of the agreement to FIN 46 requirements are noted after each):

1.
The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. (The agreement anticipated the need for more than the initial funding for each member up to a limit of $26M. The Company is limited to $1M in potential equity investment in this agreement. This agreement was amended to a funding limit of $40M, with the Company limit amended to $1.5M.)

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
3.
The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. (Voting Rights: The agreement requires the unanimous vote of the members; under Delaware law, managers who are also members have the same rights and powers of other members unless the operating agreement provides otherwise. Entity Activities: Achiever Fund I, LLC provides student loans to unrelated third parties and thereby generates profits which are allocated to the members in proportion to their respective percentage interests.)

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

Sales and Marketing

The Company expenses the costs associated with sales and marketing as incurred. Sales and marketing expenses, included in the statements of operations for the nine months ended March 31, 2007 and 2006, were $8,022,641 and $3,118,046, respectively.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended March 31, 2007 and March 31, 2006:

	March 31,	March 31,
	2007	2006
		(Restated)
Net (loss)	$(25,881,602)	$(14,002,129)

Weighted-average common stock
Outstanding (Basic)	18,401,072	14,388,268

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-
Weighted-average common stock
outstanding (Diluted)	18,401,072	14,388,268

For March 31, 2007 and 2006, warrants (6,833,919 and 15,822,730) were not included in the computation of diluted EPS because inclusion would have been antidilutive. For March 31, 2007 and 2006, options (4,867,627 and 4,245,499) were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Financial Instruments Disclosures of Fair Value

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Instruments, (FAS 107), requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

	March	March
	31, 2007	31, 2006
		(Restated)

Cash	$9,798,672	$20,683,781
Restricted cash	2,953,745	2,170,848
Accounts Receivable	1,235,286	4,166
Federal student loans, held for sale	7,545,381	0
Accounts Payable	2,049,558	524,157
Notes Payable - Doral Bank	613,925	331,548
Notes Payable - Merrill Lynch	97,130,890	3,885,918
Notes Payable - Nomura	17,554,634	18,981,996

Fair values approximate carrying values because of the short time until realization.

Assets with fair values exceeding carrying amounts

	March 31, 2007
	Carrying Value	Fair Value
Private student loans receivable, held for sale	$118,866,535	$130,198,491
Investment in Achiever Fund I, LLC	1,500,000	1,663,800

	March 31, 2006 (restated)
	Carrying Value	Fair Value
Private student loan receivable, held for sale	$24,061,241	$26,630,799

The Company determined the fair value of its student loans receivable through a net present value analysis on an individual loan basis. This analysis considered the 2003 United States Department of Education’s cohort default rates for Title IV post-secondary educational institutions, an individual loan basis of valuation, and estimated prepayment assumptions.

The fair value of the Investment in Achiever Fund I, LLC was determined from the March, 2007 net asset value report provided to the investors in this entity.

Stock Based Compensation

At March 31, 2007, the Company had two stock-based compensation plans, the revised 2004 Omnibus Incentive Plan and the 2005 Consultant Incentive Plan, both of which were registered with the Securities and Exchange Commission in November 2005. During the quarter ended December 31, 2005, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement 123(R), Share-Based Payments (FAS123R). FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The Company recognized $3,296,338 in stock based compensation expense for the nine months ended March 31, 2007.

The Company recognized $5,156,537 in stock based compensation expense for the nine months ended March 31, 2006.

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

In March 2006, the FASB issued SFAS 156, Accounting for the Servicing of Financial Assets, an amendment of FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 156). SFAS 140 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and requires entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS 140 for subsequent measurement. SFAS 156 will be effective for the Company beginning in the first quarter of fiscal year 2007. The adoption of SFAS 156 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement 133 Accounting for Derivative Instruments and Hedging Activities and FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 155). SFAS 155 will be effective for the Company beginning in the first quarter of fiscal year 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative, which would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value to be recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of SFAS 155 is not expected to have any material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the Company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements.

In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158) an amendment of FASB Statements 87, 88, 106 and 132(R). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS158 will have on its financial condition, results of operations, cash flows or disclosures but the Company notes that it does not currently have in place a defined benefit pension plan.

In February 2007, FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

NOTE 3-        STUDENT LOAN RECEIVABLES, HELD FOR SALE

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

The Company values its student loan receivables at the lower of cost or market on an individual loan basis. The Company determines the fair market value of its student loans receivable through a net present value analysis of its student loan portfolios. This process is described in Note 2, Financial Instruments Disclosures of Fair Value for private student loans receivable. The Company intends to sell or securitize student loans receivable at a time indefinite, such action is largely dependent on the Company’s ability to originate and/or hold similar student loans receivable to bundle for sale or securitization.

MRU Lending, Inc. (“MRUL”) and MRU Funding SPV, Inc. (“MRUF”) have loan purchase agreements with Doral Bank Federal Savings Bank New York (Doral Bank), an affiliate of the Doral Financial Corporation. Through November 30, 2005, MRUL had a loan purchase agreement with Webbank, a Utah state chartered financial institution and a wholly owned subsidiary of WebFinancial Corporation.

The Doral Bank-MRUL loan program is secured by a $1 million ninety-day certificate of deposit held at Doral Bank, with assignment rights to Doral Bank. The Doral Bank-MRUF loan program is secured by a seven-day certificate of deposit held at Doral Bank, with assignment rights to Doral Bank.

Through March 31, 2007, the Company purchased the following private student loan volumes through its various subsidiary loan programs. All loans purchased through these loans programs are purchased at par, i.e. no discount, and without recourse or redemption features available to the originating bank.

○	The Doral Bank-MRU Lending loan program purchased approximately $18.5 million in private student loans.

○	The Doral Bank-MRU Funding SPV loan program purchased approximately $96.3 million in private student loans.

○	The Webbank-MRU Lending loan program purchased approximately $1.5 million in private student loans.

The Company has retained servicing rights on the loans purchased under its various subsidiary loan programs and has outsourced the servicing function to a third party, who remits funds collected to us along with monthly activity reports.

NOTE 4-        FIXED ASSETS

Fixed assets consist of the following at March 31, 2007 and 2006:

	2007	2006
		(Restated)
Computer network equipment	$1,108,098	$517,297
Furniture and fixtures	65,004	34,192
Leasehold improvements	5,884	5,884
	1,178,986	557,373
Less: accumulated depreciation	(458,375)	(163,931)
Total fixed assets	$720,611	$393,442

Depreciation expense for the nine months ended March 31, 2006 and 2005 was $239,838 and $106,323, respectively.

NOTE 5-  INTANGIBLE ASSETS

The Company acquired a scholarship resource database in July 2005. After identification of tangible assets in this asset purchase, the Company paid and assigned a valuation of $148,440 to this intangible asset. The Company is amortizing this asset over a three year useful life.

The Company obtained a group of customer contracts, trademarks and technology, and a non-compete agreement related to a transaction with The Princeton Review (TPR) detailed in Note 15 - Acquisition. The transaction valued the group of customer contracts at $1,500,000, the trademarks and technology at $1,000,000 and a non-compete with TPR at $500,000. The group of customer contracts is amortized over a four year useful life. The trademarks and technology are amortized over a five year useful life. The non-compete is amortized over the agreement’s five year term.

As of March 31, 2007, the book value and accumulated amortization of the Company’s intangible assets follows.

		Accumulated
Intangible Asset	Book Value	Amortization

Customer Contracts	$1,468,750	$31,250
Trademarks & Technology	983,333	16,667
Non-compete Agreement	491,667	8,333
Scholarship Resource data	61,850	111,330

TOTAL	$3,005,600	$167,580

As of March 31, 2006, the book value and accumulated amortization of the Company’s intangible assets follows.
		Accumulated
Intangible Asset	Book Value	Amortization

Scholarship Resource data	$111,330	$86,590

TOTAL	$111,330	$86,590

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

There was no provision for income taxes for the nine months ended March 31, 2007 and March 31, 2006.

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

	2007	2006
		(Restated)
Deferred tax assets	$11,397,905	$6,161,903
Less: valuation allowance	(11,397,905)	(6,161,903)
Totals	$-	$-

At March 31, 2007 and 2006, the Company had accumulated net operating loss deficits of $58,442,871 and $20,539,674, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. Note that the Company’s beneficial conversion features for the Series B Convertible Preferred Stock increase the Company’s accumulated deficit but do not contribute to net operating losses that can be used to offset future taxable income.

Following is the Company’s approximated schedule of net operating loss carry forwards:

December 31, 2000	$1,495,761
December 31, 2003	$134,000
December 31, 2004	$1,871,433
June 30, 2005	$4,071,163
June 30, 2006	$24,988,912
March 31, 2007	$25,881,602

NOTE 7-       STOCKHOLDERS’ EQUITY

Common Stock

There were 200,000,000 shares of common stock authorized, with 25,367,348 and 17,309,753 shares issued and outstanding at March 31, 2007 and 2006, respectively. The par value for the common stock is $.001 per share.

The following details the common stock transactions for the nine months ended March 31, 2007:

○	7,000 warrants were exercised at a price of $3.80/warrant
○	6,974,445 warrants were exercised at a price of $3.50/warrant
○	130,735 warrants were exercised at a price of $2.00/warrant
○	109,000 warrants were exercised at a price of $1.60/warrant
○	474,436 warrants were exercised at a price of $0.99/warrant
○	1,667 options were exercised at a price of $5.90/option
○	16,667 options were exercised at a price of $3.73/option
○	3,336 options were exercised at a price of $3.50/option
○	4,165 options were exercised at a price of $3.45/option
○	33,333 options were exercised at a price of $3.22/option
○	1,000 options were exercised at a price of $3.15/option
○	2,000 options were exercised at a price of $3.00/option
○	24,999 options were exercised at a price of $2.00/option

The following details the common stock transactions for the nine months ended March 31, 2006:

○	69,087 warrants were exercised at a price of $2.00/warrant
○	10,050 warrants were exercised at a price of $1.60/warrant
○	6,000 warrants were exercised at a price of $0.99/warrant
○	37,021 warrants were exercised at a price of $0.50/warrant
○	75,000 options were exercised at a price of $2.00/option

Series B Convertible Preferred Private Placement

There were 25,000,000 shares of Series B convertible preferred stock authorized, with 7,631,580 and 0 shares issued and outstanding as of March 31, 2007 and 2006, respectively. The par value for this preferred issuance is $0.001 per share.

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

For the nine months ended March 31, 2007 and 2006, the balances for the additional paid-in capital account for the beneficial conversion feature for the Series B Convertible Preferred Stock were $11,644,747 and $0, respectively. The Company will continue to record the beneficial conversion feature for the Series B Convertible Preferred stock for any new issuances or dividends accrued on this instrument.

The Series B Convertible Preferred Stock issued was effectively registered with the Securities and Exchange Commission on February 22, 2007.

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

ISOs and NQOs are granted at an exercise price not less than its fair value at the date of the grant. Options granted have a maximum term of ten years. Option-vesting periods range from immediate vesting to three years, with approximately 28% of stock option grants vesting ratably over three years. At March 31, 2007 there were 269,673 shares available for future grants under the amended 2004 OIP and 1,275,513 shares available for future grants under the 2005 Consultant NQO Plan.

The weighted-average fair value of these grants, calculated using the Black-Scholes valuation method under the assumptions indicated below, was $2.34 in 2006, $2.30 in 2005, and $3.34 in 2004.

The key assumptions for the Black-Scholes valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate, and exercise price. Many of these assumptions are judgmental and highly sensitive. Following is a table of the key weighted average assumptions used in the valuation calculations for the options granted in the years ended December 31, 2004, June 30, 2005, and June 30, 2006 and the nine months ended March 31, 2007, and a discussion of our methodology for developing each of the assumption used in the valuation model.

	Mar-2007	Jun-2006	Jun-2005	Dec-2004
Expected term	6.5yrs	6.5yrs	6.5yrs	6.5yrs
Expected volatility	58%	26%	73%	39%
Risk-free interest rate	4.679%	4.698%	4.211%	4.360%
Dividend yield	0%	0%	0%	0%

Expected Term. This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. The Company lacks sufficient historical exercise data that it may rely on to determine expected term for the grants issued through March 31, 2007. Therefore the Company relied on the simplified method for expected term as defined by the SEC Staff Accounting Bulletin 107 (SAB 107), where expected term equals the sum of the vesting term and the original contractual term, which is then divided by two. The Company has noted that the simplified method for estimating expected term is only available for option grants through December 31, 2007, when the SEC anticipates more detailed information should be available to the Company. An increase in the expected term will increase share-based compensation expense.

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

The following table summarizes the stock option activity for the 2004 OIP for the nine months ended March 31, 2007 and 2006:

	2007	2006
Options outstanding at beginning of period	4,762,237	1,500,000
Options granted	893,444	2,636,999
Options exercised	62,188	75,000
Options forfeited, expired, or cancelled	925,354	0
Options outstanding at year end	4,668,139	4,061,999
Exercisable options at year end	3,686,366	2,201,405

The following table summarizes the stock option activity for the 2005 Consultant NQO Plan for the nine months ended March 31, 2007 and 2006:

	2007	2006
Options outstanding at beginning of period	236,987	0
Options granted	0	183,500
Options exercised	24,999	0
Options forfeited, expired, or cancelled	(12,500)	0
Options outstanding at year end	199,488	183,500
Exercisable options at year end	193,363	144,958

The following table summarizes information about the stock options outstanding for the 2004 OIP at March 31, 2007:

Exercise				Weighted
Price	Number	Remaining	Number	Average
Range	Outstanding	Life	Exercisable	Exercise Price

$0.01-$1.00	668,444	7.54	605,000	$0.90
$1.01-$2.00	570,000	7.53	590,830	$1.62
$2.01-$3.00	391,250	8.38	331,023	$2.96
$3.01-$4.00	1,951,911	8.52	1,685,229	$3.32
$4.01-$7.00	1,086,534	9.66	474,284	$6.20

TOTAL	4,668,139	8.51	3,686,366	$3.41

The following table summarizes information about the stock options outstanding for the 2005 Consultant NQO Plan at March 31, 2007:

Exercise				Weighted
Price	Number	Remaining	Number	Average
Range	Outstanding	Life	Exercisable	Exercise Price

$0.01-$1.00	0	0.00	0	$0.00
$1.01-$2.00	0	0.00	0	$0.00
$2.01-$3.00	0	0.00	0	$0.00
$3.01-$4.00	96,00	8.55	89,750	$3.58
$4.01-$7.00	103,488	8.09	103,487	$4.68

TOTAL	199,488	8.22	193,393	$3.89

Warrants

The following details the warrant exercise transactions for the nine months ended March 31, 2007:

○	7,000 warrants were exercised at a price of $3.80/warrant
○	6,974,445 warrants were exercised at a price of $3.50/warrant
○	130,735 warrants were exercised at a price of $2.00/warrant
○	109,000 warrants were exercised at a price of $1.60/warrant
○	474,436 warrants were exercised at a price of $0.99/warrant

The following details the warrant exercise transactions for the nine months ended March 31, 2006:

○	69,087 warrants were exercised at a price of $2.00/warrant
○	10,050 warrants were exercised at a price of $1.60/warrant
○	6,000 warrants were exercised at a price of $0.99/warrant
○	37,021 warrants were exercised at a price of $0.50/warrant

The Company had the following warrants outstanding for the purchase of its common stock at March 31, 2007 and 2006:
Exercise	Expiration	March 31	March 31
Price	Date	2007	2006

$0.02	April 2009	0	89,950
$0.99	September 2006	0	69,800
$0.99	December 2006	0	818,646
$0.99	December 2007	505,346	530,603
$0.99	December 2008	530,607	530,607
$0.99	April 2009	22,740	22,740
$1.60	July 2007	100,000	100,000
$1.60	July 2009	260,896	397,850
$2.00	July 2007	334,384	451,133
$3.50	February 2007	0	7,999,449
$3.50	February 2010	207,500	227,500
$3.50	February 2016	1,482,751	1,482,751
$3.50	March 2017	295,004	0
$3.80	December 2010	152,000	159,000
$3.80	February 2011	2,480,264	2,480,264
$3.80	December 2016	412,437	412,437
$4.00	April 2010	50,000	50,000

TOTAL		6,833,929	15,822,730

Exercisable warrants		6,421,492	13,955,848
Weighted average exercise price		$2.84	$2.83

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

As of March 31, 2007 and 2006, there were no amounts outstanding on the credit line with Universal Finanz Holding AG by any Company subsidiary or affiliate.

NOTE 9-       CREDIT LINE WITH NOMURA CREDIT & CAPITAL, INC.

On February 4, 2005, MRU Lending, Inc. (“MRUL”), a wholly-owned subsidiary of the Company entered into a credit agreement (the “Credit Agreement”), by and among Nomura Credit & Capital, Inc. as Agent (“Nomura”), a subsidiary of Nomura Holdings, Inc., and the institutions from time to time party thereto as lenders, pursuant to which the lenders have agreed to provide MRUL with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. The loans under the Credit Agreement are secured by, among other things, a lien on all of the student loans financed under the Credit Agreement and any other student loans owned by MRUL and not otherwise released, together with a pledge of 100% of the capital stock of MRUL. The Credit Agreement contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. The Company paid $206,500 in deferred financing fees in association with the Credit Agreement. The Company recognized amortization expense associated with the financing fees of $51,534 for the nine months ended March 31, 2007 and $51,624 for the nine months ended March 31, 2006.

The Credit Agreement also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, breaches of certain representations and warranties, the bankruptcy of MRUL or MRU Lending Holdco LLC (MRUL’s direct parent and wholly-owned subsidiary of the Company), failure to maintain certain net worth ratios, a material adverse change in MRUL’s ability to originate student loans, and failure of the Company to indirectly own 100% of the outstanding capital stock of MRUL. The facility has a three year term. Related to this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to 27.5% ownership interest in the Company on a diluted basis.

As of March 31, 2007, MRUL obtained approximately $20 million in financing against the Nomura line of credit by collateralization of loans originated through the loan programs with Doral Bank FSB New York and Webbank. Through purchases of defaulted loans by MRUL and repayment by MRUL to Nomura for prepayments and payments of scheduled principal loan payments by the borrowers to MRUL, the March 31, 2006 outstanding balance due Nomura by MRUL is approximately $17.6 million, which is due by February 2008.

NOTE 10-     CREDIT LINE WITH MERRILL LYNCH BANK USA (“MLBU”)

On January 23, 2006, the Company’s private student lending subsidiary, MRU Funding SPV, Inc. (“MRUF”) entered into a definitive agreement with MLBU pursuant to which MLBU will provide MRUF with a $175 million revolving credit facility for the origination and warehousing of private student loans. The facility has a one year term, with annual renewals at the option of both parties. As a result of this transaction, MLBU was granted a warrant, subject to certain terms and conditions, to purchase up to 4.9% of the Company’s Common Stock. This transaction closed in February 2006. The Company and MLBU extended this agreement through July 17, 2007. The Company is currently in documentation with MLBU for a replacement facility with one of MLBU’s asset-backed commercial paper vehicles.

The Company recognized amortization expense associated with all deferred MLBU financing fees of $2,130,260 for the nine months ended March 31, 2007.

As of March 31, 2007, the MRUF obtained approximately $97.1 million in financing through the MLBU line of credit by collateralization of loans originated through the Doral Bank FSB New York-MRUF loan program.

NOTE 11-     LOAN PROGRAM AGREEMENTS

On July 25, 2005, MRU Lending, Inc. (“MRUL”), a wholly-owned subsidiary of the Company entered into a definitive agreement with Doral Bank NY, FSB (the “Bank”). The agreement provides for the Bank’s origination of private student loans to qualified applicants participating in MRUL’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL or its affiliates and the sale by the Bank and purchase by MRUL of such student loans at par, i.e. no discount, and without recourse. The business purpose of the Loan Program and Loan Sale Agreements between MRUL and the Bank allow MRUL to purchase student loans originated by a Federal Savings Bank. There are legal and regulatory advantages to MRUL for purchasing loans originated by a Federal Savings Bank that are not otherwise available to MRUL. The agreement between MRUL and the Bank is evidenced by a Loan Program Agreement and a Loan Sale Agreement both dated July 25, 2005. The Agreements have a thirty-six (36) month term and are automatically renewable for up to two (2) successive terms of twelve (12) months.

The balances due to the Bank for origination of MRUL private student loans were $0 and $8,753 as of March 31, 2007 and 2006.

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

The balances due to the Bank for origination of MRUO private student loans were $613,925 and $322,795 as of March 31, 2007 and 2006.

On May 5, 2005, MRU Lending, Inc. (“MRUL”), a wholly-owned subsidiary of the Company entered into a Loan Program agreement and a Loan Sale agreement with Webbank, a Utah state chartered financial institution. The agreements provide for Webbank’s origination of private student loans to qualified applicants participating in MRUL’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL and the sale by Webbank and purchase by MRUL of such student loans at par, i.e. no discount, and without recourse. The agreements have thirty-six (36) month terms and each automatically renew for up to two (2) successive terms of twelve (12) months. MRUL and Webbank mutually agreed to terminate both the Loan Program agreement and the Loan Sale agreement effective November 30, 2005.

The Company has no balance due to Webbank for origination of loans as of March 31, 2007 and 2006.

NOTE 12-     PATENTS

The Company has a patent pending for a business method. This business method enables the company to provide customized financial products to consumers.

NOTE 13-     COMMITMENTS AND CONTINGENCIES

Earn Out Feature of Acquisition

Related to the Company’s transaction with The Princeton Review (“TPR”), the Company could be obligated to pay an earn-out of up to $1.25 million based upon certain performance targets of the assets purchased in this transaction. In no event will TPR owe the Company any amounts based on the performance of the assets the Company acquired from TPR.

Employment Agreements

The Company has three employment agreements with key management personnel. The following table summarizes the terms of the employee agreements the Company has with key management personnel:

NAME	TITLE	EXPIRATION DATE
Edwin J. McGuinn, Jr.	CEO	November 11, 2007
Raza Khan	President	April 1, 2009
Vishal Garg	CFO	April 1, 2009

Legal Matters

Related to the Company’s transaction with TPR, the Company assumed all costs, expenses, and judgments arising out of the CollegeNET litigation that relate to the operation of the purchased assets on or after February 16, 2007.

On September 10, 2003, CollegeNET, Inc. (“CollegeNET”) filed suit in Federal District Court in Oregon, alleging that TPR infringed a patent owned by CollegeNET (U.S. Patent No. 6,460,042 - the ‘042 Patent), related to the processing of on-line applications. CollegeNET never served TPR and no discovery was ever conducted. However, apparently based on adverse rulings in related lawsuits concerning the ‘042 Patent, CollegeNET dismissed the 2003 case against TPR without prejudice on January 9, 2004.

On August 2, 2005, the Court of Appeals for the Federal Circuit issued an opinion favorable to CollegeNET in its appeal from the adverse rulings in the related lawsuits.

The next day, August 3, 2005, CollegeNET again filed suit against TPR alleging infringement of the same ‘042 Patent that was the subject of the earlier action. On November 21, 2005, CollegeNET filed an amendment complaint, which added a second patent (U.S. Patent No. 6,910,045 - the ‘045 Patent) to the lawsuit. TPR was served with the amended complaint on November 22, 2005, and filed its answer and counterclaims on January 13, 2006, which was later amended February 24, 2006. On March 20, 2006, CollegeNET filed its reply to TPR’s counterclaims. CollegeNET seeks injunctive relief and unspecified monetary damages.

TPR filed a request with the United States Patent and Trademark Office (PTO) for ex parte reexamination of CollegeNET’s ‘042 Patent on September 1, 2005. TPR filed another request with the PTO for ex parte reexamination of CollegeNET’s ‘045 Patent on December 12, 2005. The PTO granted TPR’s requests and ordered reexamination of all claims of the CollegeNET ‘042 patent on October 31, 2005 and ordered reexamination of all claims of the CollegeNET ‘045 Patent on January 27, 2006.

On March 29, 2006, the court granted TPR’s motion to stay all proceedings in the lawsuit pending completion of the PTO’s reexaminations of the CollegeNET patents. On November 9, 2006, the PTO issued a Non-Final Office Action rejecting all 44 claims of the ‘042 Patent. On January 9, 2007, CollegeNET filed a response to the Non-Final office Action with the PTO. TPR could not predict the likely outcome of these proceedings but believed that it had meritorious defenses to the CollegeNET claims and intended to vigorously defend. Likewise, the Company believes that it also has meritorious defenses to the CollegeNET claims and intends to vigorously defend.

Operating Leases

The Company leases office and other corporate space under leases with terms between one and four years. Monthly payments under the current leases range between $1,525 and $31,860. The Company is required to pay its pro-rata share of costs relating to certain of the leased facilities.

The following is a schedule by years of future minimum rental payments required under the operating leases which have an initial or remaining non-cancelable lease term in excess of one year as of March 31, 2007:

2007	274,925
2008	516,251
2009	293,231
2010	100,449
$1,184,856

NOTE 14-     RELATED PARTY TRANSACTIONS

The obligations of the Company under the ISID Finance of America, Inc. sub-lease are guaranteed by Edwin J. McGuinn, the Company’s Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the Sub-landlord.

NOTE 15-     ACQUISITION

Effective February 16, 2007, the Company’s Embark subsidiary, which is wholly owned by the Company’s GoToCollege Holdings subsidiary, entered into a definitive Asset Purchase Agreement with The Princeton Review (TPR) to purchase proprietary technology, trademarks, and customer contracts. The total purchase price was $11,928,859 - $6,320,143 cash paid to TPR, $252,630 in related liabilities assumed, $5,265,179 in deferred customer contract revenue liability assumed, and $90,907 in Company legal fees for this transaction.

The fair value of the assets acquired is summarized as follows:

Customer contracts	$1,500,000
Trademarks and technology	1,000,000
Non-compete agreement	500,000
TOTAL	$3,000,000

The transaction was accounted for by the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired based on the estimated fair value at the acquisition date. The excess of the purchase price over the fair value of the assets acquired was attributed to goodwill - $8,928,859. The Company adopted SFAS 142, Goodwill and Other Intangible Assets, and will assess the goodwill and intangible assets purchased in this transaction annually for impairment. In making this assessment, the Company will rely on several factors including operating results, business plans, economic projections, anticipated future cash flows, and market place data. Goodwill will be assessed more frequently upon the occurrence of an event or circumstance indicating that the carrying value is greater than its fair value.

NOTE 16-     SUBSEQUENT EVENTS

On April 20, 2007, the Company entered into an office space sublease agreement with International Business Machines Corporation (“IBM”) for the entire 13th floor at 590 Madison Avenue, New York, NY. The term of this sublease shall be the period commencing on the date which is one business day after IBM notifies the Company in writing it has obtained the required consents and ending on August 30, 2014. The base rent due under the agreement is $142,375/month for the first three years of the agreement and is $150,750/month for the remainder of the agreement.

NOTE 17-     RESTATEMENT

The March 31, 2006 financial statements have been restated to give effect to the impact of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, for the issuance of its Series A Convertible Preferred Stock.

The March 31, 2006 financial statements have been restated to recognize an additional preferred stock dividend of $6,334,174 for the effect of the beneficial conversion feature contained in its Series A Convertible Preferred Stock resulting from the difference in the issue price per share and the market price per share of the Company’s common stock on the commitment day for the issuance of this Preferred Stock. This change increased the accumulated deficit for the period ended March 31, 2005 from $20,539,674 to $26,873,848, and increased net loss per basic and diluted share to $1.03 per share. The effect on total Stockholders’ Equity is zero. Since the Series A Convertible Preferred stock was manditorily converted, the Additional Paid-In Capital - Series A Beneficial Conversion was reclassified to Additional Paid-In Capital - Common Stock.

Item 2.   Managment’s Discussion and Analysis

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

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

OVERVIEW -- WHO WE ARE AND WHAT WE DO

We are a specialty finance company that facilitates and provides students with funds for higher education. Equipped with proprietary analytical models and decision tools, we are able to identify and provide customized financial products to students in a more competitive and customer friendly manner. We entered the student lending market as an originator and holder of private student loans and now also originate, lend, and hold Federal Family Education Loan Program (FFELP) loans.

We generate revenues from: interest accrued on our student loan portfolios, origination fee revenue on our student loan portfolios, and residual cash flows from the sale or securitizations of our student loan portfolios.

In originating our private student loans, we use a unique and proprietary underwriting model which we believe provides us with a compelling competitive advantage. By combining traditional credit scoring methods with our proprietary underwriting matrix, which considers the loan applicant’s academic data, prior work experience, and the educational institution which he or she is attending, and the amount being borrowed, we generate our own credit and repayment capability index which we believe is more insightful and predictive in determining an applicant’s future repayment capabilities. Our approach may offer students who would otherwise be disqualified under traditional credit scoring methods an opportunity to obtain funding for their education. In addition, we may be able to competitively price loans for students that would be viewed as undifferentiated under traditional methods employed by other student loan companies. We believe that no other educational finance company currently uses a similar approach to evaluating loan applicants or determining loan pricing. Our underwriting process adds another layer of analytical precision to traditional evaluation tools and helps us make more informed lending decisions.

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

The Company’s interest income, or interest earned on its student loan portfolios, is the primary source of the Company’s income and is primarily impacted by the size of the portfolio and the Company’s management of its portfolio for defaults and delinquencies. The private student loans that the Company originated through the Webbank-MRU Lending, Inc. loan program bear variable rates of interest that are adjusted monthly with changes in the London Interbank Offered Rate (“LIBOR”). The student loans that the Company currently originates through the Doral Bank-Federal Savings Bank New York (“Doral Bank”)-MRU Lending, Inc. and the Doral Bank-MRU Funding SPV, Inc. loan programs bear variable rates of interest that are adjusted quarterly with LIBOR. Since the Company has outsourced the servicing of its private student loan portfolios to a third party, who is responsible for sending monthly statements and collecting payments from our borrowers, remitting those payments to the Company, and generating reporting on its activities to the Company, this third party is also responsible for adjusting the interest rates on all alternative student loans based on the applicable LIBOR term.

Since the Company’s private student loan portfolio floats with LIBOR the Company feels it has very limited interest rate exposure on this asset. Post-origination, the Company’s private student loan portfolio is most affected by rates of default, delinquencies, recoveries, and prepayments.

The Company plans to either sell or securitize student loan portfolios, which will generate a gain on sale for the Company for this asset. The execution of such an event is dependent on several factors, including but not limited to the following: the size of the Company’s student loan portfolios, the financial ability of the Company to hold this asset, the market at the time of the transaction for this asset class, and the ability of the Company to support the requirements for a sale or securitization transaction. The Company believes it is on track to have a securitization transaction before the end of the 2007 fiscal year.

During the quarter ended March 31, 2007, the Company entered into two marketing agreements with leading companies that provide services to students. Through a partnership with STA Travel, students can qualify to receive the funds they need to travel and study abroad as MyRichUncle will be offering student travel loans through STA Travel’s U.S.-based retail locations, by phone, and online. The Company also entered into an exclusive, multi-year marketing agreement with The Princeton Review to provide information about the financial aid process, as well as offer education finance products through various mediums, including The Princeton Review website, a number of popular books, and events nationwide.

Operating expenses include the indirect costs to generate and acquire student loans and other general and administrative expenses. Operating expenses also include the depreciation of capital assets and amortization of intangible assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

REVENUE For the three months ended March 31, 2007, the Company generated $3,134,419 in operating revenue compared to $335,766 for the comparable period last year. The significant increase over last year is primarily attributable to interest income on the Company’s growing private student loan portfolio, which was $2,240,433 for the three months ended March 31, 2007 compared to $326,637 for the three months ended March 31, 2006. The Company originated approximately $24.1 million in private student loans during the three months ended March 31, 2007 compared to approximately $8.0 million during the three months ended March 31, 2006. License income increased to $709,076 in the three months ended March 31, 2007 compared to $5,769 in the comparable period a year ago. The increase in licensing revenue is attributable to the Company's GoToCollege Holdings subsidiary.

COST OF REVENUES For the three months ended March 31, 2007, the Company incurred $2,437,197 in costs of revenues compared to $446,554 for the three months ended March 31, 2006. The increase is primarily due to higher credit facility interest expense and origination bank costs and private student loan referral costs, which were $1,737,891 and $223,840, respectively, for the three months ended March 31, 2007, compared to $332,691 and $76,388, respectively, for the three months ended March 31, 2006, driven by higher loan origination volume. For the three months ended March 31, 2007, the Company increased its valuation reserve for private student loans by $282,869 based on its analysis of its portfolio.

OPERATING LOSS The operating loss for the three months ended March 31, 2007 was $8,409,964 compared to a loss of $3,483,346 for the three months ended March 31, 2006. For the three months ended March 31, 2007, operating expenses were $9,107,186 compared to $3,372,558 for the three months ended March 31, 2006. Excluding the non-cash stock compensation expense associated with FAS 123R "Accounting for Stock Based Compensation" of $2,024,111 recorded in the three months ended March 31, 2007, and $209,117 for the three months ended March 31, 2006, operating expenses increased $3,919,634 to support the growth of the business as the volume of loans the Company originated increased. The increases in operating expenses were primarily in the areas of corporate general and administrative expenses, sales and marketing, and operations. Depreciation and amortization expense increased to $452,557 for the three months ended March 31, 2007 compared to $116,576 for the three months ended March 31, 2006, primarily because of the amortization of deferred financing fees related to the Merrill Lynch and Nomura credit facilities.

OTHER INCOME For the three months ended March 31, 2007, the Company’s other income was $84,362 compared to $123,848 for the three months ended March 31, 2006. The decrease is primarily from reduced interest income for the three months ended March 31, 2007 earned on the Company’s lower cash balances this year compared to last year.

NET LOSS For the three months ended March 31, 2007, the Company incurred a net loss of $8,325,602, or $0.44 per share compared to $3,359,498, or $0.23 per share for the three months ended March 31, 2006.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2007, COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2006.

REVENUE For the nine months ended March 31, 2007, the Company generated $6,380,186 in operating revenue compared to $596,681 for the nine months ended March 31, 2006. The significant increase over last year is primarily attributable to interest income on the Company’s growing private student loan portfolio, which was $5,121,659 for the nine months ended March 31, 2007 compared to $571,057 for the nine months ended March 31, 2006. The Company originated $78.0 million in private student loans during the nine months ended March 31, 2007 compared to $23.6 million during the nine months ended March 31, 2006.

COST OF REVENUES For the nine months ended March 31, 2007, the Company incurred $7,648,596 in costs of revenue compared to $828,311 for the nine months ended March 31, 2006. The increase is primarily due to higher credit facility interest expense and origination bank costs and private student loan referral costs, which were $4,086,027 and $724,561, respectively, for the nine months ended March 31, 2007 compared to $555,281 and $185,343, respectively, for the nine months ended March 31, 2006, driven by higher loan origination volume. For the nine months ended March 31, 2007, the Company increased its valuation reserve for private student loans by $2,449,435 based on an analysis of its portfolio.

OPERATING LOSS The operating loss for the nine months ended March 31, 2007 was $26,260,594 compared to a loss of $14,206,420 for the nine months ended March 31, 2006. For the nine months ended March 31, 2007, operating expenses were $24,992,184 compared to $13,974,790 for the nine months ended March 31, 2006.

Sales and marketing expenses were $8,022,641 for the nine months ended March 31, 2007 compared to $3,118,046 for the nine months ended March 31, 2006, due to increased marketing of the Company’s products. Operations expenses increased to $3,737,587 from $1,807,220 due to an increase in the number of applications processed and funded. The Company also continued to expand its origination and underwriting technology platform resulting in an increase in technology development expenses from $608,852 in the nine months ended March 31, 2006 to $2,151,391 for the nine months ended March 31, 2007. Excluding the non-cash stock compensation expense associated with FAS 123R of $3,075,681 recorded in the nine months ended March 31, 2007 and $4,962,419 for the nine months ended March 31, 2006, total operating expenses increased $12,904,132 to support the growth of the business.

Depreciation and amortization expense increased to $2,514,991 for the nine months ended March 31, 2007 compared to $238,807 for the nine months ended March 31, 2006, primarily due to the amortization of the deferred financing fees related to the Merrill Lynch and Nomura credit facilities.

OTHER INCOME For the nine months ended March 31, 2007, the Company’s other income was $378,992 compared to $204,291 for the nine months ended March 31, 2006. The increase is primarily from higher interest income of $374,995 earned on the Company’s cash balances compared to $195,304 in the comparable period last year.

NET LOSS For the nine months ended March 31, 2007 the Company incurred a net loss of $25,881,602, or $1.52 per share compared to $14,002,129 or $1.03 per share for the nine months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES Our liquidity requirements have consisted, and we expect that they will continue to consist, of sales and marketing expenses, general corporate expenses, facility interest expenses, and capital expenditures. We expect to continue to leverage our credit facilities with Merrill Lynch Bank USA and Nomura Credit and Capital to provide the Company the required funding to originate future private and federally guaranteed student loans to the Company’s customers.

As of March 31, 2007, the Company had unrestricted cash and cash equivalents of $9,798,672 compared to $20,683,781 as of March 31, 2006. As of March 31, 2007, the Company had restricted cash of $2,953,745 compared to $2,170,848 as of March 31, 2006. $1,036,372 of the March 31, 2007 balance of restricted cash is security for the Company’s subsidiaries’ loan purchase and sale agreements with Doral Bank and fluctuates with the volume of the loans originated. As of March 31, 2007, the Company had $2,049,558 in accounts payable and $2,717,994 in accrued expenses, compared to $524,157 and $352,993, respectively as of March 31, 2006. $1,895,373 of the accrued expenses as of March 31, 2007 is accrued Series B Convertible Preferred dividends, which are to be paid in additional shares of Series B Convertible Preferred shares.

COMMITMENTS AND CONTINGENCIES The Company leases office and other corporate space under leases with terms between one and four years. Monthly payments under the current leases range from $1,525 to $31,860. The Company is required to pay its pro rata share of costs related to certain of the leased facilities.

The Company has a $165 million three-year credit facility to collateralize its private student loans with Nomura and a renewable $175 million one-year credit facility with Merrill Lynch, terms of both facilities are described in the Notes to the Consolidated Financial Statements filed with this quarterly report 10-QSB. As of March 31, 2007, the Company had an outstanding balance of $97,130,890 on its credit facility with Merrill Lynch. The Company had an outstanding balance on its credit facility with Nomura of $17,554,634 at March 31, 2007 and $18,981,996 at March 31, 2006. The Company’s subsidiaries have loan purchase and sale agreements with Doral Bank and at March 31, 2007, the Company had total commitments to Doral Bank of $613,925 compared to $331,548 at March 31, 2006.

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

The Company is focused on generating FFELP and private student loan volume from its two primary loan volume channels: direct-to-consumer and third-party referral marketing partners. In the direct-to-consumer channel, the Company is actively focusing on leveraging its marketing message to reach customers with a competitively priced, easy to understand and use product offering. In the third-party referral marketing partner channel, the Company is working with existing referral marketing partners to train partner staffs on the Company’s products and implement processes and systems to enable referral marketing partners’ customers to easily apply for and be underwritten for the Company’s products.

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

OFF-BALANCE SHEET ARRANGEMENTS/TRANSACTIONS As of March 31, 2007, the Company’s MRU Universal Guarantee Agency, Inc. subsidiary has no outstanding commitments under the credit line provided by the commitment letter received from Universal Finanz Holding AG on October 25, 2004, and the Company has no off-balance sheet arrangements.

INFLATION Inflation was not a material factor in either revenue or operating expenses during the periods presented.

CRITICAL ACCOUNTING POLICY AND ESTIMATES The Company’s Management and Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. On an ongoing basis, management evaluates its estimates and judgments, including but not limited to those related to revenue recognition, accrued expenses, financing operations, contingencies, and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Such estimates may be the most significant accounting estimates inherent in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. These accounting policies are described and disclosed in relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this quarterly report.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. They have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
3.1	Amended and Restated Certificate of Incorporation.	Appendix A to the Definitive Information Statement on Form 14C, filed with the SEC on January 23, 2006, File No. 000-33487.

3.2	By-laws.	Exhibit 3.2 to the Registration Statement on Form SB-2, filed with the SEC on August 10, 2001, File No. 333-67222.

10.1	Securities Purchase Agreement dated December 31, 2005 by and among MRU Holdings, Inc. and the purchasers of Series B Convertible Preferred Stock.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2006, File No. 000-33487.

10.2	Credit Agreement between MRU Lending, Inc. and Nomura Credit & Capital, Inc., dated February 4, 2005.	Exhibit 10.1 to Company’s Registration Statement on Form SB-2 filed with the SEC on March 22, 2005, File No. 333-123503.

10.3	Employment Agreement dated November 17, 2004 between MRU Holdings, Inc. and Edwin J. McGuinn, Jr.	Exhibit 10 to Company’s Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on November 18, 2004, File No. 333-118518.

10.4	Loan Program Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY, FSB.	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.

10.5	Loan Sale Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY, FSB.	Exhibit 10.2 on Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.

10.6	Sublease between ISID Finance of America, Inc. and MRU Holdings, Inc. dated April 26, 2005.	Exhibit 10.1 to Company’s Current Report on From 8-K filed on May 18, 2005, File No. 000-33487.

10.7	Guaranty by Edwin McGuinn in favor of ISID Finance of America, Inc. dated April 26, 2005.	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.

10.8	Consent to Sublease of 1114 Trizechahn-Swig, L.L.C.	Exhibit 10.3 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.

10.9	MRU Holdings, Inc. 2004 Incentive Plan.	Appendix C to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.

10.10	2005 Consultant Incentive Plan.	Appendix B to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
_________
 * filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly registered.

MRU HOLDINGS, INC.

Date: May 15, 2007	/s/ Edwin J. McGuinn, Jr. Edwin J. McGuinn, Jr. Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007	/s/ Vishal Garg Vishal Garg Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
_____________
* filed herewith