Form 10KSB/A
period 2005-06-30
MRU HOLDINGS INC
filed 2007-09-28
CIK 1145202

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Name of small business issuer in its charter)

Commission File Number: 001-33073

Delaware	33-0954381
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

590 Madison Avenue, 13th Floor
New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 398-1780
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices on the OTC Bulletin Board on August 22, 2005 was approximately $20.4 million.

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

On September 26, 2007, after consultation with, and review of the conclusions of, the Company’s management as discussed below, the Audit Committee concluded that the value of certain warrants issued to Nomura Capital & Credit, Inc. (“Nomura”) in 2005 should be revised and restated.

On February 4, 2005, MRU Lending, Inc. (“MRUL”), a wholly-owned subsidiary of the Company, entered into a credit agreement with Nomura pursuant to which Nomura agreed to provide MRUL with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. Related to this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to, at that point in time, an approximately 27.5% ownership interest in the Company on a diluted basis.

Financial Accounting Standards No. 123R - Share Based Payments, requires that when payments are made in equity instruments to individuals and entities other than employees, that the value ascribed to such equity instruments in the company’s financial statements be based upon either (i) the fair value of the consideration received or (ii) the fair value of the equity instruments issued, whichever is more reliably measurable. At the time of the Nomura transaction, the Company made the determination that the warrants had deminimus value.

As a result of a review by management of the data considered in deriving the value of the warrants issued to Nomura, management has determined that the assumptions used in determining that the Nomura warrants had deminimus value should be revised. As such, a restatement is required to attribute appropriate value to the Nomura warrants.

The impact of this restatement on the consolidated balance sheet as at June 30, 2005 is an increase of $5,235,195 in deferred financing fees, net of amortization; an increase of $6,079,581 in additional paid-in capital - warrants; and an increase of $844,386 in the accumulated deficit of the Company. With respect to the consolidated statement of operations for the fiscal year ended June 30, 2005, the restatement has the effect of increasing depreciation and amortization by $844,386, from $70,595 to $914,981. The Company’s net loss applicable to common shares for the fiscal year ended June 30, 2005 has increased $844,386 from $(10,367,249) to $(11,211,635). Net loss per basic and diluted shares for the fiscal year ended June 30, 2005 has increased $0.07 from ($0.75) to ($0.82).

As a result of the decision to restate the Company’s financial statements for the fiscal years ended June 30, 2005 and 2006, management of the Company concluded on September 26, 2007 that the previously filed financial statements as of and for the fiscal years ended June 30, 2005 and 2006, and any related reports of the Company’s independent registered public accounting firm for such periods, should no longer be relied upon. The Company has also made a decision to file a Form 10-KSB/A for each of the fiscal years ended June 30, 2005 and 2006 to change the valuation of the warrants in the consolidated balance sheets and statements of income fiscal years ended June 30, 2005 and 2006. The restatements do not affect the total net change in cash and cash equivalents for the fiscal years ended June 30, 2005 and 2006.

The Audit Committee and Management have discussed the matters disclosed in this explanatory note with the Company’s independent registered public accounting firm, Bagell, Josephs, Levine & Company, LLC.

This Amendment No. 2 to the Transition Report on Form 10-KSB (“Amendment No. 2”) is being filed for the purpose of amending Items 6, 7 and 8A of Part II of the Annual Report. Additionally, pursuant to the rules of the SEC, Item 13 of Part III of the Annual Report has been amended to contain currently dated certifications of the Company’s chief executive officer and chief financial officer. As required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our chief executive officer and chief financial officer are attached to this Amendment No. 2 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other amendments are being made to the Annual Report. All other Items of the original filing on Form 10-KSB and Form 10-KSB/A for the period ended June 30, 2005 and each of which were filed on September 28, 2005 and February 9, 2007, respectively, are unaffected by this Amendment No. 2 and such Items have not been included in this Amendment No. 2. This Amendment No. 2 does not reflect events occurring after the June 30, 2005 date of the Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. This Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the original filing of the Annual Report, as information in such filings may update or supersede certain information contained in this Amendment No. 2.

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

-
Of the Company's $4,962,200 operating expenses for the fiscal year ended June 30, 2005,  $1,646,143 were non-recurring and related to financing and legal fees for the establishment of the  NCCI credit facility, technology/operations consulting for the development of the Company's  proprietary loan application, and funds distribution platform. The Company is confident that the  majority of the costs to establish the foundation of its business plan are complete.

-	The Company established originating bank relationships with Webbank, a Utah state chartered bank.

FOR THE FISCAL YEAR ENDED JUNE 30, 2005 (RESTATED) COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

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

OPERATING EXPENSES AND NET LOSS. For the fiscal year ended June 30, 2005, our total operating expenses were $4,962,200, compared to $201,666 for the six months ended June 30, 2004.

Of the Company’s $4,962,200 operating expenses for the fiscal year ended June 30, 2005, $1,646,143 were non-recurring and related to financing and legal fees for the establishment of the NCCI credit facility ($791,011), technology/operations consulting for the development of the Company’s proprietary loan application and funds distribution platform ($855,132). The Company believes that the majority of the costs to establish its business are complete.

Of the remaining $3,316,057 in operating expenses for the fiscal year ended June 30, 2005, the majority of the expenses were incurred in corporate general and administrative expenses ($1,104,701), sales and marketing expenses ($791,261), customer service/originations process operations expenses ($257,307), and depreciation and amortization expense ($914,981).

The Company also had $67,905 in interest expense and $83,398 in interest income making our net loss before provision for income taxes $4,915,549. This is compared with the six months ended June 30, 2004 where the Company had total operating expenses of $201,666, consisting primarily of $73,936 for founders' salaries and benefits and $61,260 for operational and development consulting. Therefore, for the six months ended June 30, 2004, the Company experienced a net loss from operations of $200,734.

LIQUIDITY AND CAPITAL RESOURCES. The Company had cash of $6,894,522, accounts receivable of $20,246, and total current assets of $7,456,787 as of June 30, 2005. The Company also had $273,073 in net property and equipment and $5,413,015 in deferred financing fees net of amortization, making our total assets equal to $13,535,838. Our total current liabilities were $973,897 as of June 30, 2005. The Company had $577,478 in accounts payable, $170,775 in accrued expenses and $225,644 in accrued payroll.

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

PART III

Item 13. Exhibits.

(a)	The following exhibits are to be filed as part of this report:

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
3.1	Certificate of Incorporation.	Exhibit 3.1 to Company's Registration Statement, filed with the SEC on August 10, 2001, File No. 333-67222.
3.2	Certificate of Amendment to the Certificate of Incorporation.	Exhibit 3.4 to Company's Form 8-K, filed with the SEC on March 7, 2003, File 000-33487.
3.3	Certificate of Designation.	Exhibit 4.1 to Company's Current Report on Form 8-K filed on February 10, 2005 File No. 001-33487.
3.4	By-laws.	Exhibit 3.2 to Company’s Registration Statement on Form SB-2, filed with the SEC on August 10, 2001, File No. 333.-67222.
4	2004 Ominibus Incentive Plan.	Exhibit 4(c) to Company's Registration Statement on Form SB-2 filed with the SEC on August 24, 2004, File No. 333-118518.
10.1	Credit Agreement between MRU Lending, Inc. and Nomura Credit & Capital, Inc., dated February 4, 2005	Exhibit 10.1 to Company’s Registration Statement on Form SB-2 filed with the SEC on March 22, 2005, File No. 333-123503.
10.2	Employment Agreement dated November 17, 2004 between the Company and Edwin J. McGuinn, Jr.	Exhibit 10 to Company’s Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on November 18, 2004, File No. 333-118518.
10.3	Loan Program Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY FSB	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.
10.4	Loan Sale Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY.	Exhibit 10.2 on Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.
10.5	Sublease between ISID Finance of America, Inc. and MRU Holdings, Inc. dated April 26, 2005.	Exhibit 10.1 to Company’s Current Report on From 8-K filed on May 18, 2005, File No. 000-33487.
10.6	Guaranty of Edwin McGuinn in favor of ISID Finance of America, Inc. dated April 26, 2005.	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.
10.7	Securities Purchase Agreement by and among MRU Holdings, Inc. and the purchasers of Series B Convertible Preferred Stock.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2006, File No. 000-33487.
10.8	Consent to Sublease of 1114 Trizechahn-Swig, L.L.C.	Exhibit 10.3 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.
10.9	Amended and Restated 2004 Ominibus Incentive Plan.	Appendix C to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
10.10	2005 Consultant Incentive Plan.	Appendix B to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
14.1	Code of Ethics.	Exhibit 14 to Company’s Annual Report on Form 10-KSB filed on March 22, 2005 File No. 000-33487.
21.1	Subsidiaries of the Company.	Exhibit 21 to Company’s Annual Report on Form 10-KSB filed on March 22, 2005 File No. 000-33487.
23.1	Consent of Bagell, Josephs, Levine & Company, LLC. *
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

________________
* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on September 28, 2007.

MRU HOLDINGS, INC.

/s/ Edwin J. McGuinn, Jr.
By: Edwin J. McGuinn, Jr.
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: September 28, 2007	/s/ Edwin J. McGuinn, Jr.
By: Edwin J. McGuinn, Jr.
Its: Chief Executive Officer and Director

Date: September 28, 2007	/s/ Vishal Garg
By: Vishal Garg
Its: Chief Financial Officer and Director

Date: September 28, 2007	/s/ Raza Khan
By: Raza Khan
Its: President and Director

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

MRU HOLDINGS, INC. AND SUBSIDIARIES
JUNE 30, 2005 AND 2004; AND DECEMBER 31, 2004 AND 2003
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of June 30, 2005	F-3

Consolidated Statements of Operations for the Six Months Ended June 30, 2005 (Audited) and 2004 (Unaudited) and the Years Ended December 31, 2004 and 2003 (Audited)	F-4

Consolidated Statements of Cash Flow for the Six Months Ended June 30, 2005 (Audited) and 2004 (Unaudited) and the Years Ended December 31, 2004 and 2003 (Audited)	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Restated) for the Six Months Ended June 30, 2005 (Audited) and the Years Ended December 31, 2004 and 2003 (Audited)	F-6

Notes to Consolidated Financial Statements	F-7

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

As discussed in note 13 to the financial statements, the accompanying June 30, 2005 consolidated financial statements have been restated.

/s/BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
September 21, 2005, except for footnote 13
as to which the date is September 28, 2007

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(RESTATED)
JUNE 30, 2005

ASSETS
2005
(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$6,894,522
Accounts receivable	20,246
Private student loans receivable, held for sale, lower of cost or market	158,479
Collateral deposit - student loans	250,000
Prepaid expenses and other current assets	133,540
Total Current Assets	7,456,787

Fixed assets, net of depreciation	273,073

OTHER ASSETS:
Security deposits	392,963
Deferred financing fees, net	5,413,015
Total Other Assets	5,805,978

TOTAL ASSETS	$13,535,838

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$577,478
Accrued expenses	170,775
Accrued payroll	225,644
Total Current Liabilities	973,897

LONG-TERM LIABILITIES:
Deferred origination fee revenue	7,388
Total Long-term Liabilities	7,388
Total Liabilities	981,285

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $.001 par value; 5,000,000 shares authorized and 3,250,006
shares issued and outstanding	3,250
Common Stock, $.001 par value; 50,000,000 shares authorized, 13,664,502 issued and outstanding	13,664
Additional paid-in capital	19,887,715
Additional paid-in capital - Series A beneficial conversion feature	6,175,000
Accumulated deficit	(13,525,076)
Total Stockholders' Equity (Deficit)	12,554,553

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$13,535,838

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(RESTATED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Six Months Ended		Years Ended
	June 30,	June 30,	December 31,	December 31,
	2005	2004	2004	2003
	(Audited)	(Unaudited)	(Audited)	(Audited)
	(Restated)

OPERATING REVENUE:
Referral income - consolidation loans	$238,175	$-	$-	$-
Referral income - private student loans	881	932	8,177	2,406
Private student loan portfolio interest income	297	-	-	-
Total Operating Revenue	239,353	932	8,177	2,406

COST OF REVENUES
Referral marketing costs - consolidations	189,725	-	-	-
Facility interest and origination bank costs	10,185	-	-	-
Servicing and custodial costs	25,070	-	-	-
Total Cost of Revenues	224,980	-	-	-

GROSS PROFIT/(LOSS)	14,373	932	8,177	2,406

OPERATING EXPENSES
Corporate general and administrative expenses	1,104,701	200,574	774,122	48,633
Sales and marketing expenses	791,261	-	312,301	-
Operations expenses	257,307	-	35,687	-
Technology development	855,132	-	158,646	-
Legal expenses	791,011	-	475,984	-
Other operating expenses	247,807	-	98,894	-
Depreciation and amortization	914,981	1,092	13,782	1,547
Total Operating Expenses	4,962,200	201,666	1,869,416	50,180

NET (LOSS) BEFORE OTHER INCOME/(LOSS)	(4,947,827)	(200,734)	(1,861,239)	(47,774)

OTHER INCOME (LOSS)
Interest income	83,398	1,345	13,931	-
Interest expense	(67,905)	-	(22,133)	-
Other expenses	(2,000)	-	(1,992)	-
Unrealized (loss) on investment	-	(1,500)	-	(1,500)
Other gain	18,785	-	-	-
Total Other Income (Loss)	32,278	(155)	(10,194)	(1,500)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(4,915,549)	(200,889)	(1,871,433)	(49,274)
Provision for income taxes	-	-	-	-

NET (LOSS)	(4,915,549)	(200,889)	(1,871,433)	(49,274)

LESS PREFERRED STOCK DIVIDEND	(6,296,086)	-	-	-

LOSS APPLICABLE TO COMMON SHARES	$(11,211,635)	$(200,889)	$(1,871,433)	$(49,274)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.82)	$(0.01)	$(0.14)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,608,511	10,300,000	13,209,331	10,300,000

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED
JUNE 30, 2005 (AUDITED) AND 2004 (UNAUDITED) AND THE YEARS
ENDED DECEMBER 31, 2004 AND 2003 (AUDITED)

	Six Months Ended		Years Ended
	June 30,	June 30,	December 31,	December 31,
	2005	2004	2004	2003
	(Restated)	(Unaudited)	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,915,549)	$(200,889)	$(1,871,433)	$(49,274)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	914,981	1,092	13,782	1,547
Unrealized gain (loss) on investment	-	1,500	-	1,500

Changes in assets and liabilities
(Increase) in accounts receivable	(20,246)	-	-	-
(Increase) in student loans receivable	(158,479)	-	-	-
(Increase) decrease in prepaid expenses and other current assets	41,016	(1,451)	(180,032)	4,476
(Increase) in security deposits	(386,938)	(95,000)	-	-
(Increase) in collateral deposit - student loans	(250,000)	-	-	-
Increase in accrued payroll	225,644	-	-	-
Increase in deferred loan origination fee revenue	7,388	-	-	-
Increase (decrease) in accounts payable and accrued expenses	165,584	(849)	458,482	1,100

Total adjustments	538,950	(94,708)	292,232	8,623

Net cash used in operating activities	(4,376,599)	(295,597)	(1,579,201)	(40,651)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(247,867)	(9,081)	(70,409)	(6,928)
Increase (decrease) in investment	-	(1,500)	-	(1,500)

Net cash used in investing activities	(247,867)	(10,581)	(70,409)	(8,428)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from conversion of warrants	107,760	31,550	-	-
Proceeds from bridge loan	-	750,000	750,000	-
Proceeds from sale of stock and equity - net of expenses	-	-	2,548,438	-
(Increase) in deferred financing fees	(206,500)	-	-	-
Proceeds from issuance of preferred stock shares - net	9,968,851	-	-	-

Net cash provided by financing activities	9,870,111	781,550	3,298,438	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,245,645	475,372	1,648,828	(49,079)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,648,877	49	49	49,128
CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,894,522	$475,421	$1,648,877	$49
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$78,090	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of common stock for conversion of bridge loan	$0	$-	$750,000	$0
Issuance of preferred stock in conversion of dividends payable	$0	$0	$0	$0
Accrued Series A and B stock dividends	$121,086	$-	$-	$0
Issuance of warrants	$13,461,649	$0	$-	$0
Preferred stock converted to common shares	$0	$0	$-	$0

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(RESTATED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 (AUDITED)
AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003 (AUDITED)

								Additional
						Additional	Additional	Paid-In
	Series A				Additional	Paid-In	Paid-In	Capital
	Preferred Stock		Common Stock		Paid-In	Capital	Capital	- Series A	Accumulated
	Shares	Amount	Shares	Amount	Capital	- Options	- Warrants	Ben Conv	(Deficit)	Total
							(Restated)	(Restated)	(Restated)

Balance, December 31, 2003	900,000	$900	10,300,000	$10,300	$438,800	$0	$0		$(442,008)	$7,992

Additional capital contribution					30,450					30,450

Net (loss) for the six months ended June 30, 2004 before effects of reverse merger									(200,889)	(200,889)

Subtotal-June 30, 2004	900,000	$900	10,300,000	$10,300	$469,250	$0	$0	$0	$(642,897)	($162,447)

Effects of Reverse Merger

Elimination of Iempower equity	(900,000)	(900)	(10,300,000)	(10,300)	(469,250)					(480,450)

Distribution of Pacific Technology equity to Iempower holders			6,863,433	6,863	439,790					446,653

Assumption of Pacific Technology liabilities by Iempower holders			466,519	466	29,894					30,360

Remaining equity in Pacific Technology (now MRU Holdings, Inc.)			3,600,000	3,600						3,600

Issuance of shares in conversion of bridge loan and accrued interest			468,750	469	749,531					750,000

Common stock issued for cash, July 2004 - net of expenses			2,150,000	2,150	2,455,674					2,457,824

Common stock issued for cash, October 2004			37,500	38	59,962					60,000

Net (loss) for the period July 1, 2004 to December 31, 2004									(1,670,544)	(1,670,544.00)

Balance, December 31, 2004	0	$0	13,586,202	$13,586	$3,734,851	$0	$0	$0	$(2,313,441)	$1,434,996

Issuance of Series A preferred stock, February 2005	3,250,006	$3,250			2,583,533		7,382,068	6,175,000	$(6,296,086)	9,968,851

Exercise of warrants at $2.00 per share			40,000	40	79,960					80,000

Exercise of warrants at $1.60 per share			7,100	7	12,153					12,160

Exercise of warrants at $0.50 per share			31,200	31	15,569					15,600

Accrue warrants issued to Nomura							6,079,581			6,079,581

Net (loss) for the six months ended June 30, 2005									(4,915,549)	(4,915,549)

Balance, June 30, 2005 (Restated)	3,250,006	$3,250	13,664,502	$13,664	$6,426,066	$0	$13,461,649	$6,175,000	$(13,525,076)	$12,554,553

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,	December 31,	December 31,
	2005	2004	2004	2004
	(Restated) (Audited)	(Unaudited)	(Audited)	(Audited)

Net (loss)	$(11,211,635)	$(200,889)	$(1,871,433)	$(49,274)

Weighted-average common stock
Outstanding (Basic)	13,608,511	10,300,000	13,209,331	10,300,000

Weighted-average common stock
equivalents:
Stock options	-	-	-	-
Warrants	-	-	-	-

Weighted-average common stock
outstanding (Diluted)	13,608,511	10,300,000	13,209,331	10,300,000

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

2005

Deferred tax assets	$2,205,023
Less: valuation allowance	(2,205,023)

Total	$-

At June 30, 2005, the Company had accumulated a net operating loss deficit of approximating $7.4 million, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. The Company’s beneficial conversion feature for the Series A Convertible Preferred Stock increases the Company’s accumulated deficit but does not contribute to net operating losses that can be used to offset future taxable income.

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
Period Ended
June 30, 2005
(Restated)
Net (Loss) Applicable to Common Shares
As Reported	$(11,211,635)
Total stock-based compensation expense
determined under FV method	(2,945,404)
Pro forma Net (Loss)	$(14,157,039)

Net (Loss) per Share
As Reported
Primary	$(0.82)
Diluted	$(0.82)

Pro Forma
Primary	$(1.04)
Diluted	$(1.04)

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

NOTE 8- CREDIT LINE WITH NOMURA CREDIT & CAPITAL, INC.

On February 4, 2005, MRUL, a wholly-owned subsidiary of the Company entered into a credit agreement (the “Credit Agreement”), by and among Nomura, as Agent, a subsidiary of Nomura Holdings, Inc., and the institutions from time to time party thereto as lenders, pursuant to which the lenders have agreed to provide MRUL with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. The loans under the Credit Agreement are secured by, among other things, a lien on all of the student loans financed under the Credit Agreement and any other student loans owned by MRUL and not otherwise released, together with a pledge of 100% of the capital stock of MRUL. The Credit Agreement contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. The Company paid $206,500 in deferred financing fees in association with the Credit Agreement.

The Credit Agreement also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, breaches of certain representations and warranties, the bankruptcy of MRUL or MRU Lending Holdco, LLC (MRU Lending’s direct parent and wholly-owned subsidiary of the Company), failure to maintain certain net worth ratios, a material adverse change in MRUL’s ability to originate student loans, and failure of the Company to indirectly own 100% of the outstanding capital stock of MRUL. The facility has a three year term. Related to this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to 27.5% ownership interest in the Company on a diluted basis. The Company valued the warrants granted at $6,079,582 and recorded it as a deferred financing fee (see Note 13 - Restatement).

Amortization expense on the above deferred financing fees was $871,066 for the six months ended June 30, 2005.

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

NOTE 13- RESTATEMENT

The Company is restating the consolidated balance sheet as of June 30, 2005, and the consolidated statements of operations, cash flows, and changes in stockholders equity for the six months ended June 30, 2005.

As identified in Note 8, on February 4, 2005, MRUL, a wholly-owned subsidiary of the Company, entered into a Credit Agreement with Nomura under which Nomura agreed to provide MRUL with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. Related to this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to, at that point in time, 27.5% ownership interest in the Company on a diluted basis.

Financial Accounting Standards no. 123R - Share Based Payments, requires, with respect to share based transactions with other than employees, that the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

As a result of a review by management of the data considered in deriving the value of the warrants issued to Nomura, management has determined that a restatement is required to appropriately reflect the value of the warrants.

The impact on the consolidated balance sheet as of June 30, 2005 is as follows:

•	Deferred financing fees, net of amortization has been increased $5,235,195 from $177,820 to $5,413,015.
•	Additional paid-in capital warrants has been increased $6,079,581, from $7,382,068 to $13,461,649.
•	Accumulated deficit has been increased $844,386 from $(12,680,690) to $(13,525,076).

The impact on the consolidated statement of operations for the six months ended June 30, 2005 is as follows:

•	Depreciation and amortization has been increased by $844,386, from $70,595 to $914,981.
•	Loss applicable to common shares has increased $844,386, from $(10,367,249) to $(11,211,635).
•	Net Loss per basic and diluted shares has increased $0.07 from $(0.75) to $(0.82).

Net loss, and depreciation and amortization as reported in the consolidated statement of cash flows for the six month ended June 30, 2005 have been restated as described above. In the supplemental disclosure of non-cash activities, issuance of warrants for the six months ended June 30, 2005 has increased $6,079,581 from $7,382,068 to $13,461,649.

Additional paid-in capital - warrants and accumulated deficit as reported in the consolidated statement of changes in stockholders equity for the six months ended June 30, 2005 have been restated as described above.