Form 10KSB/A
period 2006-06-30
MRU HOLDINGS INC
filed 2007-09-28
CIK 1145202

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices on the OTC Bulletin Board on August 17, 2006 was approximately $70M.

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

The impact of this restatement on the consolidated balance sheet as at June 30, 2005 is an increase of $5,235,195 in deferred financing fees, net of amortization; an increase of $6,079,581 in additional paid-in capital - warrants; and an increase of $844,386 in the accumulated deficit of the Company. With respect to the consolidated statement of operations for the fiscal year ended June 30, 2005, the restatement has the effect of increasing depreciation and amortization by $844,386, from $70,585 to $914,981. The Company’s net loss applicable to common shares for the fiscal year ended June 30, 2005 has increased $844,386 from $(10,367,249) to $(11,211,635). Net loss per basic and diluted shares for the fiscal year ended June 30, 2005 has increased $0.07 from $(0.75) to $(0.82).

The impact of this restatement on the consolidated balance sheet as at June 30, 2006 is an increase of $3,208,668 in deferred financing fees, net of amortization; an increase of $6,079,581 in additional paid-in capital - warrants; and an increase of $2,870,914 in the accumulated deficit of the Company. With respect to the consolidated statement of operations for the fiscal year ended June 30, 2006, the restatement has the effect of increasing depreciation and amortization by $2,026,527, from $1,969,858 to $3,996,385. The Company’s net loss applicable to common shares for the fiscal year ended June 30, 2006 has increased $2,026,527 from $(36,595,595) to $(38,622,122). Net loss per basic and diluted shares for the fiscal year ended June 30, 2006 has increased $0.14 from $(2.42) to $(2.56).

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

The Audit Committee and Management have discussed the matters disclosed in this explanatory note with the Company’s independent registered public accounting firm, Bagell, Josephs, Levine & Company, L.L.C.

This Amendment No. 2 to the Annual Report on Form 10-KSB (“Amendment No. 2”) is being filed for the purpose of amending Items 6, 7 and 8A of Part II of the Annual Report. Additionally, pursuant to the rules of the SEC, Item 13 of Part III of the Annual Report has been amended to contain currently dated certifications of the Company’s chief executive officer and chief financial officer. As required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our chief executive officer and chief financial officer are attached to this Amendment No. 2 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other amendments are being made to the Annual Report. All other Items of the original filing on Form 10-KSB and 10-KSB/A for the period ending June 30, 2006 and each of which were filed on September 29, 2006 and February 9, 2007, respectively, are unaffected by this Amendment No. 2 and such Items have not been included in this Amendment No.2. This Amendment No. 2 does not reflect events occurring after the June 30, 2006 date of the Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. This Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the original filing of the Annual Report, as information in such filings may update or supersede certain information contained in this Amendment No. 2.

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

RESULTS OF OPERATIONS

FOR THE FISCAL YEAR ENDED JUNE 30, 2006 (RESTATED) (AUDITED) COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED) (AUDITED) AND THE YEAR ENDED DECEMBER 31, 2004 (AUDITED).

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

Operating expenses - Operating expenses increased to approximately $26.3 million for the year ending June 30, 2006 from approximately $5.0 million for the six months ending June 30, 2005.

Stock-based compensation accounted for $7.8 million of the approximately $26.3 million in total operating expenses that the Company incurred for the year ending June 30, 2006. This resulted from the Company’s compliance with FAS 123R.

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

Amortization of deferred financing fees accounted for $3.8 million in total operating expenses for the year ending June 30, 2006. These costs resulted from the Company’s student loan credit facilities with Nomura Credit and Capital and Merrill Lynch Bank USA.

Operating expense increased to approximately $5.0 million for the six months ending June 30, 2005 from approximately $1.9 million for the year ended December 31, 2004.

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

Other Assets
We had other assets of $5,388,730 at June 30, 2006 and $5,805,978 at June 30, 2005. The increase in other assets is primarily due to $5,139,522 in net deferred financing fees, $120,000 in investment in Achiever Fund I LLC, $98,960 in net intangible assets, reduced by decrease in security deposits of $362,715.

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

PART III

Item 13. Exhibits.

(a)  The following exhibits are to be filed as part of this report:

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
3.1	Amended and Restated Certificate of Incorporation.	Appendix A to the Definitive Information Statement on Form 14C, filed with the SEC on January 23, 2006, File No. 000-33487.
3.2	By-laws.	Exhibit 3.4 to the Registration Statement on Form SB-2, filed with the SEC on August 10, 2001, File No. 333-67222.
10.1	Credit Agreement between MRU Lending, Inc. and Nomura Credit & Capital, Inc., dated February 4, 2005.	Exhibit 10.1 to Company’s Registration Statement on Form SB-2 filed with the SEC on March 22, 2005, File No. 333-123503.
10.2	Employment Agreement dated November 17, 2004 between the Company and Edwin J. McGuinn, Jr.	Exhibit 10 to Company’s Pre-Effective Amendment No. 1 to Form SB-2 filed with the SEC on November 18, 2004, File No. 333-118518.
10.3	Loan Program Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY FSB.	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.
10.4	Loan Sale Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY.	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on July 29, 2005, File No. 000-33487.
10.5	Sublease between ISID Finance of America, Inc. and MRU Holdings, Inc. dated April 26, 2005.	Exhibit 10.1 to Company’s Current Report on From 8-K filed on May 18, 2005, File No. 000-33487.
10.6	Guaranty of Edwin McGuinn in favor of ISID Finance of America, Inc. dated April 26, 2005.	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.
10.7	Securities Purchase Agreement by and among MRU Holdings, Inc. and the purchasers of Series B Convertible Preferred Stock.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2006, File No. 000-33487.
10.8	Consent to Sublease of 1114 Trizechahn-Swig, L.L.C.	Exhibit 10.3 to Company’s Current Report on Form 8-K filed on May 18, 2005, File No. 000-33487.
10.9	Amended and Restated 2004 Ominibus Incentive Plan.	Appendix C to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
10.10	2005 Consultant Incentive Plan.	Appendix B to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
14.1	Code of Ethics.	Exhibit 14 to Company’s Annual Report on Form 10-KSB filed on March 22, 2005 (File No. 000-33487)
21.1	Subsidiaries of the Company	Exhibit 21 to Company’s Annual Report on Form 10-KSB filed on March 22, 2005 (File No. 000-33487)
23.1	Consent of Bagell, Josephs, Levine & Company, LLC*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

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

MRU HOLDINGS, INC. AND SUBSIDIARIES
JUNE 30, 2006 AND 2005, AND DECEMBER 31, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)
FOR THE YEAR ENDED JUNE 30, 2006, SIX MONTHS ENDED JUNE 30, 2005, AND YEAR ENDED DECEMBER 31, 2004

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2006 and 2005(Audited)	F-3

Consolidated Statements of Operations for the Year Ended June 30, 2006 (Audited), Six Months Ended June 30, 2005 (Audited), and Year Ended December 31, 2004 (Audited)	F-4

Consolidated Statements of Cash Flows for the Year Ended June 30, 2006 (Audited), Six Months Ended June 30, 2005 (Audited), and Year Ended December 31, 2004 (Audited)	F-5

Consolidated Statement of Changes in Stockholders Equity/(Deficit) from January 1, 2004 through June 30, 2006 (Audited)	F-6

Notes to Consolidated Financial Statements	F-7

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

As discussed in note 15 to the financial statements, the accompanying June 30, 2006 and 2005 consolidated financial statements have been restated.

/s/BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
September 28, 2006, except for footnote 15
as to which the date is September 28, 2007

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AUDITED BALANCE SHEETS
JUNE 30, 2006 AND JUNE 30, 2005

ASSETS
	2006	2005
	(Restated)	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$17,899,504	$6,894,522
Restricted cash	2,975,430	-
Accounts receivable	4,167	20,246
Private student loans receivable, held for sale, lower of cost of market	39,564,367	158,479
Valuation reserve - private student loans receivable	(814,631)	-
Collateral deposit - student loans	0	250,000
Prepaid expenses and other current assets	388,477	133,540
Total Current Assets	60,017,314	7,456,787

Fixed assets, net of depreciation	537,131	273,073

OTHER ASSETS:
Security deposits	30,248	392,963
Intangible assets, net of amortization	98,960	0
Investment in Achiever Fund I, LLC	120,000	0
Deferred financing fees, net of amortization	5,139,522	5,413,015
Total Other Assets	5,388,730	5,805,978

TOTAL ASSETS	$65,943,175	$13,535,838

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,410,865	$577,478
Accrued expenses	870,571	170,775
Accrued payroll	161,609	225,644
Notes payable - Doral Bank FSB NY	806,182	0
Notes payable - Merrill Lynch	17,863,560	0
Total Current Liabilities	21,112,787	973,897

LONG-TERM LIABILITIES:
Notes payable - Nomura Credit & Capital	18,732,264	0
Deferred origination fee revenue	1,327,273	7,388
Total Long-term Liabilities	20,059,537	7,388

Total Liabilities	41,172,324	981,285

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $.001 par value; 25,000,000 shares authorized
0 and 3,250,006 shares issued and outstanding as of 06/30/2006 and 06/30/2005	0	3,250
Preferred Stock, Series B, $.001 par value; 25,000,000 shares authorized
7,631,580 and 0 shares issued and outstanding as of 06/30/2006 and 06/30/2005	7,632	0
Common Stock, $.001 par value; 200,000,000 shares authorized, 17,593,565
and 13,664,502 issued and outstanding as of 06/30/2006 and 06/30/2005	17,593	13,664
Additional paid-in capital	35,775,538	6,426,066
Additional paid-in capital - options	7,518,079	0
Additional paid-in capital - Series A beneficial conversion feature	6,334,174	6,175,000
Additional paid-in capital - Series B beneficial conversion feature	10,847,759	0
Additional paid-in capital - warrants	16,449,131	13,461,649
Accumulated deficit	(52,179,055)	(13,525,076)
Total Stockholders' Equity (Deficit)	24,770,851	12,554,553

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$65,943,175	$13,535,838

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2006 (AUDITED), SIX MONTHS ENDED JUNE 30, 2005 (AUDITED),
AND YEAR ENDED DECEMBER 31, 2004 (AUDITED)

	Year	Six Months	Year
	Ended	Ended	Ended
	June 30,	June 30,	December 31,
	2006	2005	2004
	(Audited)	(Audited)	(Audited)
	(Restated)	(Restated)
OPERATING REVENUE:
Referral income - consolidation student loans	$0	$238,175	$0
Referral income - private student loans	1,889	881	8,177
Loan portfolio interest income - private student loans	1,206,160	297	0
Origination fee revenue - private student loans	9,526	0	0
Late payment fee revenue - private student loans	494	0	0
License income	26,423	0	0
Total Operating Revenue	1,244,492	239,353	8,177

COST OF REVENUES
Referral marketing costs - consolidation student loans	23,300	189,725	0
Referral marketing costs - private student loans	348,822	0	0
Facility interest and origination bank costs	1,078,202	10,185	0
Valuation reserve - private student loans	814,631	0	0
Consulting and hosting	53,775	0	0
Servicing and custodial costs	82,625	25,070	0
Total Cost of Revenues	2,401,355	224,980	0

GROSS PROFIT/(LOSS)	(1,156,863)	14,373	8,177

OPERATING EXPENSES
Corporate general and administrative expenses	9,609,122	1,104,701	774,122
Sales and marketing expenses	7,447,426	791,261	312,301
Operations expenses	2,522,738	257,307	35,687
Technology development	1,466,705	855,132	158,646
Legal expenses	590,513	791,011	475,984
Other operating expenses	661,255	247,807	98,894
Depreciation and amortization	3,996,385	914,981	13,782
Total Operating Expenses	26,294,144	4,962,200	1,869,416

OPERATING (LOSS)	(27,451,007)	(4,947,827)	(1,861,239)
OTHER INCOME/(EXPENSE)
Interest income	428,201	83,398	13,931
Interest expense	(23,501)	(67,905)	(22,133)
Other non-operating income/(expense)	30,868	16,785	(1,992)
Total Other Income/(Expense)	435,568	32,278	(10,194)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(27,015,439)	(4,915,549)	(1,871,433)
Provision for income taxes	0	0	0

NET (LOSS)	$(27,015,439)	$(4,915,549)	$(1,871,433)

LESS PREFERRED STOCK DIVIDEND	(11,606,683)	(6,296,086)	0

(LOSS) APPLICABLE TO COMMON SHARES	$(38,622,122)	$(11,211,635)	$(1,871,433)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(2.56)	$(0.82)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	15,100,652	13,608,511	13,209,331

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2006 (AUDITED), SIX MONTHS ENDED JUNE 30, 2005 (AUDITED),
AND THE YEAR ENDED DECEMBER 31, 2004 (AUDITED)

	2006	2005	2004
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(27,015,439)	$(4,915,549)	$(1,871,433)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,996,385	914,981	13,782
(Decrease) in stock options outstanding options exercise	(296,613)	0	0
Increase in stock options outstanding	7,814,692	0	0
(Increase) in tax provision valuation stock options outstanding	(2,656,995)	0	0
Increase in valuation reserve - private student loans	814,631	0	0

Changes in assets and liabilities
Decrease/(Increase) in accounts receivable	16,079	(20,246)	0
(Increase) in restricted cash	(2,975,430)
Decrease/(increase) in collateral deposit - student loans	250,000	(250,000)	0
(Increase) in prepaid expenses and other current assets	(254,938)	41,016	(180,032)
Decrease/(increase) in security deposits	362,715	(386,938)	0
(Increase) in student loans receivable, held for sale	(39,405,888)	(158,479)	0
Increase in accounts payable and accrued expenses	1,039,898	165,584	458,482
(Decrease)/Increase in accrued payroll	(64,035)	225,644	0
Increase in deferred origination fee revenue	1,319,885	7,388	0

Total adjustments	(30,039,614)	538,950	292,232

Net cash (used in) operating activities	(57,055,053)	(4,376,599)	(1,579,201)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets and intangible assets	(573,977)	(247,867)	(70,409)
(Increase) in investment in Achiever Fund I LLC	(120,000)	0	0

Net cash (used in) investing activities	(693,977)	(247,867)	(70,409)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in advances - originating loan program agreements	37,624,454	0	0
(Decrease) due to repayments - originating loan program agreements	(36,818,272)	0	0
Increase in advances - Nomura Credit and Capital credit facility	19,286,667	0	0
(Decrease) due to repayments - Nomura Credit and Capital credit facility	(554,403)	0	0
Increase in advances - Merrill Lynch credit facility	17,920,204	0	0
(Decrease) due to repayments - Merrill Lynch credit facility	(56,644)	0	0
Proceeds from bridge loan	0	0	750,000
Proceeds from sale of stock and equity, net of expenses	0	0	2,548,438
Proceeds from conversion of warrants	406,356	107,760	0
Proceeds from conversion of options	646,500	0	0
Increase in deferred tax due to stock options outstanding	2,656,995	0	0
Costs associated with Series A convertible preferred issuance	0	(534,899)	0
Gross proceeds from sale of Series A convertible preferred issuance	0	10,503,750	0
(Increase) in deferred financing fees	(525,000)	(206,500)	0
Costs associated with Series B convertible preferred issuance	(832,845)	0	0
Gross proceeds from sale of Series B convertible preferred issuance	29,000,000	0	0

Net cash provided by financing activities	68,754,012	9,870,111	3,298,438

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,004,982	5,245,645	1,648,828

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,894,522	1,648,877	49

CASH AND CASH EQUIVALENTS - END OF PERIOD	$17,899,504	$6,894,522	$1,648,877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$1,101,703	$67,786	$67,786

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of common stock for conversion of bridge loan	$0	$0	$750,000

Issuance of preferred stock in conversion of dividends payable	$522,381	$0	$0

Accrued Series A and B stock dividends	$599,750	$121,086	$0

Issuance of warrants	$2,987,481	$13,461,649	$0

Preferred stock converted to common shares	$3,448	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED JUNE 30, 2006 (AUDITED) AND SIX MONTHS ENDED JUNE 30, 2005 (AUDITED)
AND THE YEAR ENDED DECEMBER 31, 2004 (AUDITED)

							Additional	Additional	Additional	Additional	Additional
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-In	Paid-In Capital	Paid-In Capital	Paid-In Capital	Paid-In Capital	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	- Options	- Warrants	- Series A Ben Conv	- Series B Ben Conv	(Deficit)	Total
									(Restated)	(Restated)	(Restated)	(Restated)

Balance, December 31, 2003	900,000	$900	0	$0	10,300,000	$10,300	$438,800	$0	$0			($442,008)	$7,992

Additional capital contribution							30,450						$30,450

Net (loss) for the six months ended
June 30, 2004 before effects of reverse merger												(200,889)	($200,889)

Subtotal-June 30, 2004	900,000	$900	0	$0	10,300,000	$10,300	$469,250	$0	$0	$0	$0	($642,897)	($162,447)

Effects of Reverse Merger
Elimination of Iempower equity	(900,000)	(900)			(10,300,000)	(10,300)	(469,250)						($480,450)
Distribution of Pacific Technology equity to Iempower holders					6,863,433	6,863	439,790						$446,653
Assumption of Pacific Technology liabilities by Iempower holders					466,519	466	29,894						$30,360
Remaining equity in Pacific Technology (now MRU Holdings, Inc.)					3,600,000	3,600							$3,600

Issuance of shares in conversion
of bridge loan and accrued interest					468,750	469	749,531						$750,000

Common stock issued for cash, July 2004 - net of expenses					2,150,000	2,150	2,455,674						$2,457,824

Common stock issued for cash, October 2004					37,500	38	59,962						$60,000

Net (loss) for the period July 1, 2004 to December 31, 2004												(1,670,544)	($1,670,544)

Balance, December 31, 2004	0	$0	0	$0	13,586,202	$13,586	$3,734,851	$0	$0	$0	$0	($2,313,441)	$1,434,996

Issuance of Series A preferred stock, February 2005	3,250,006	$3,250					2,583,533		7,382,068	6,175,000		($6,296,086)	$9,847,765

Exercise of warrants at $2.00 per share					40,000	40	79,960						$80,000

Exercise of warrants at $1.60 per share					7,100	7	12,153						$12,160

Exercise of warrants at $0.50 per share					31,200	31	15,569						$15,600
Accrue warrants issued to Nomura									6,079,581				$6,079,581

Net (loss) for the six months
ended June 30, 2005												(4,915,549)	$(4,915,549)

Balance, June 30, 2005 (Restated)	3,250,006	$3,250	0	$0	13,664,502	$13,664	$6,426,066	$0	$13,461,649	$6,175,000	$0	($13,525,076)	$12,554,553

Exercise of warrants at $2.00 per share					145,709	146	291,273						$291,419

Exercise of warrants at $1.60 per share					46,050	46	73,634						$73,680

Exercise of warrants at $0.99 per share					21,060	21	20,927						$20,948

Exercise of warrants at $0.50 per share					37,021	37	18,473						$18,510

Exercise of warrants at $0.02 per share					89,950	90	1,709						$1,799

Exercise of options at $3.07 per share					16,250	16	83,984	(34,113)					$49,887

Exercise of options at $3.00 per share					50,000	50	224,950	(75,000)					$150,000

Exercise of options at $2.00 per share					75,000	75	337,425	(187,500)					$150,000

Issuance of Series A preferred stock dividend	198,017	198					137,573			159,174		(191,029)	$105,916

Conversion of Series A preferred stock, January 2006	(3,448,023)	(3,448)			3,448,023	3,448							$0

Issuance of Series B preferred stock, net of expenses, May 2006			7,631,580	7,632			28,159,524				10,516,318	(10,516,318)	$28,167,156

Accrue Series B preferred stock dividend											331,441	(931,193)	($599,752)

Accrue warrants issued to Merrill Lynch									2,987,482				$2,987,482

Accrue FAS123R stock option expense								7,814,692					$7,814,692

Net (loss) for the year ended June 30, 2006												(27,015,439)	$(27,015,439)

Balance, June 30, 2006 (Restated)	0	$0	7,631,580	$7,632	17,593,565	$17,593	$35,775,538	$7,518,079	$16,449,131	$6,334,174	$10,847,759	($52,179,055)	$24,770,852

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

The following is a reconciliation of the computation for basic and diluted EPS for the year ended June 30, 2006 (restated), the six months ended June 30, 2005 (restated), and the year ended December 31, 2004:

Net (loss)	$(38,622,122)	$(11,090,549)	$(1,871,433)

Weighted-average common stock
Outstanding (Basic)	15,100,652	13,608,511	13,209,331

Weighted-average common stock
equivalents:
Stock options	-	-	-
Warrants	-	-	-

Weighted-average common stock
outstanding (Diluted)	15,100,652	13,608,511	13,209,331

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

	2006	2005	2004

Deferred tax assets	$8,680,000	$2,205,023	$192,629
Less: valuation allowance	(8,680,000)	(2,205,023)	(192,629)

Totals	$-	$-	$-

At June 30, 2006 and 2005 and December 31, 2004, the Company had accumulated net operating loss deficits of approximately $24.8 million, $7.4 million and $3.5 million respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. The Company’s beneficial conversion features for the Series A and B Convertible Preferred Stock increase the Company’s accumulated deficit but does not contribute to net operating losses that can be used to offset future taxable income.

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

NOTE 9 -    CREDIT LINE WITH NOMURA CREDIT & CAPITAL, INC.

On February 4, 2005, MRU Lending, Inc. (“MRUL”), a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”), by and among Nomura, a subsidiary of Nomura Holdings, Inc., and the institutions from time to time party thereto as lenders, pursuant to which the lenders agreed to provide MRUL with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. The loans under the Credit Agreement are secured by, among other things, a lien on all of the student loans financed under the Credit Agreement and any other student loans owned by MRUL and not otherwise released, together with a pledge of 100% of the capital stock of MRUL. The Credit Agreement contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. The Company paid $206,500 in deferred financing fees in association with the Credit Agreement.

The Credit Agreement also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, breaches of certain representations and warranties, the bankruptcy of MRUL or MRU Lending Holdco, LLC (MRU Lending’s direct parent and wholly-owned subsidiary of the Company), failure to maintain certain net worth ratios, a material adverse change in MRUL’s ability to originate student loans, and failure of the Company to indirectly own 100% of the outstanding capital stock of MRUL. The facility has a three year term. As a result of this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to over approximately 27.5% ownership interest in the Company on a diluted basis. The Company valued the warrants granted at $6,079,581 and recorded it as a deferred financing fee (see Note 15 - Restatement).

Amortization expense on the above deferred financing fees was $2,060,943 and $871,066 for the years ended June 30, 2006 and 2005.

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

NOTE 15 -    RESTATEMENT

The Company is restating the consolidated balance sheet as of June 30, 2006 and 2005, and the consolidated statements of operations, cash flows, and changes in stockholders equity for the year ended June 30, 2006 and six months ended June 30, 2005.

As identified in Note 9, on February 4, 2005, MRUL entered into a Credit Agreement with Nomura under which Nomura agreed to provide MRUL with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. Related to this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to, at that point in time, an approximately 27.5% ownership interest in the Company on a diluted basis.

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

The impact on the consolidated balance sheets are as follows:

•
Deferred financing fees, net of amortization as of June 30, 2006 has been increased $3,208,668, from $1,930,854 to $5,139,522. Deferred financing fees, net of amortization as of June 30, 2005 has been increased $5,235,195 from $177,820 to $5,413,015.

•
Additional paid-in capital - warrants as of June 30, 2006 has been increased $6,079,581, from $10,369,549 to $16,449,131. Additional paid-in capital warrants as of June 30, 2005 has been increased $6,079,581, from $7,382,068 to $13,461,649.

•
Accumulated deficit as of June 30, 2006 has been increased $2,870,914 from $(49,308,141) to $(52,179,055). Accumulated deficit as of June 30, 2005 has been increased $844,386 from $(12,680,690) to $(13,525,076).

The impact on the consolidated statements of operations are as follows:

•
Depreciation and amortization for the year ended June 30, 2006 has been increased by $2,026,527, from $1,969,858 to $3,996,385. Depreciation and amortization for the six months ended June 30, 2005 has been increased by $844,386, from $70,595 to $914,981.

•
Loss applicable to common shares for the year ended June 30, 2006 has increased $2,026,527 from $(36,595,595) to $(38,622,122). Loss applicable to common shares for the six months ended June 30, 2005 has increased $844,386, from $(10,367,249) to $(11,211,639).

•
Net Loss per basic and diluted shares for the year ended June 30, 2006 has increased $0.14 from $(2.42) to $(2.56). Net Loss per basic and diluted shares for the six months ended June 30, 2005 has increased $0.07 from $(0.75) to $(0.82).

Net loss, and depreciation and amortization as reported in the consolidated statement of cash flows for the year ended June 30, 2006 and the six month ended June 30, 2005 have been restated as described above. In the supplemental disclosure of non-cash activities, issuance of warrants for the six months ended June 30, 2005 has increased $6,079,581 from $7,382,068 to $13,461,649.

Additional paid-in capital - warrants and accumulated deficit as reported in the consolidated statement of changes in stockholders equity for the year ended June 30, 2006 and six months ended June 30, 2005 have been restated as described above.