Form 10KSB
period 2007-06-30
MRU HOLDINGS INC
filed 2007-09-28
CIK 1145202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Name of small business issuer in its charter)

Delaware
33-0954381

(State of incorporation)
(Employer Identification No.)

590 Madison Avenue, 13th Floor, New York, New York 10022

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ˜

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

Issuer’s revenues for the year ended June 30, 2007 were approximately $10.1 million.

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on September 21, 2007 (based upon the per share closing sale price of $5.74 on such date) was approximately $115.5 million.

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of the latest practicable date: 25,885,451 shares as of September 21, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates by reference portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

Transitional Small Business Disclosure Format (Check one): ☐ Yes   ☑ No

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. This annual report on Form 10-KSB includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this annual report on Form 10-KSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-KSB. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report on Form 10-KSB, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in the below listed risk factors, which attempt to advise interested parties of the risk factors that may affect our business, financial condition, results of operations and cash flows.

As used in this annual report, the terms “we,” “us,” “our,” or “the Company” means MRU Holdings, Inc.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties described below in addition to the other information contained in this annual report on Form 10-KSB. If any of the following risks actually occur, our business, financial condition, or results of operations prospects and/or financial condition would likely suffer. If those events occurred, the trading price of our common stock would be valued accordingly.

We have a history of losses and, because we expect our operating expenses to increase in the future, we may not be profitable in the near term, if ever.

The Company has accumulated net operating loss deficits of $53.6 million through June 30, 2007. The fourth quarter of the 2007 fiscal year, in which the Company had net income of $0.8 million, was our first profitable quarter due to the securitization. There can be no assurance that we will generate net income for our stockholders on a consistent basis.

We expect to generate a significant portion of our income from gains on the sale of our student loans to securitizations; our financial results and future growth would be adversely affected if we are unable to securitize.

Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities backed by those loans. The Company completed its first securitization in June 2007, in which it recognized a gain of $16.2 million from the sale of $137.8 million of private student loans to a trust established by the Company. It is our intent to continue to securitize our student loans from time to time as sufficient volumes of loans are originated to efficiently execute such transactions. The amount of gain we will recognize from these securitizations will be affected by the timing, size and structure of the securitization transactions, as well as the composition of the loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funds. Because we expect the gain on sale of student loans to securitizations to comprise a significant portion of future income, the size and timing of such transactions will greatly affect our quarterly results. Until such time as we originate sufficient volume to efficiently securitize loans every quarter, our income will vary significantly from one quarter to the next depending upon whether a securitization is executed in a given quarter or not.

A number of factors could make securitization more difficult, more expensive or unavailable, including, but not limited to, financial results and losses, changes within our organization, specific events that have an adverse impact on our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that have an adverse impact on the financial services industry, counter-party availability, changes affecting our assets, our corporate and regulatory structure, interest rate fluctuations, ratings agencies’ actions, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. We are dependent on the securitization markets for the long-term financing of our student loans. If this market were to experience difficulties or if our asset quality were to deteriorate, we may be unable to securitize our student loans or to do so on favorable terms, including pricing. If we were unable to securitize our student loans on favorable terms, we would seek alternative funding sources to fund increases in student loans and meet our other liquidity needs. These may include selling the loans to other financial institutions or holding the loans on warehouse lines to term. If we were unable to find cost-effective and stable funding alternatives, our funding capabilities and liquidity would be negatively impacted and our cost of funds could increase, adversely affecting our results of operations, and our ability to grow would be limited.

In connection with our recognition of revenue from securitization transactions, if the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

In our current securitization, we have the right to receive any excess cash flow generated by the trust that is not needed to pay the trust’s liabilities. This right to future cash flow is referred to as a residual interest. We have recorded the residual as a receivable on our balance sheet at our estimate of its fair value. Because there are no quoted market prices for our residual receivable, accounting rules require that we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. We have estimated the fair value initially and will estimate the fair value in each subsequent quarter and reflect the change in our estimate of fair value in the other comprehensive income component of stockholders’ equity for that period. Our key assumptions to estimate the fair value include prepayment and discount rates, interest rates and the expected defaults from the underlying securitized loan portfolio and the recoveries thereon. If the actual performance of the securitization trust varies from the key assumptions we use, the actual residuals that we receive from the trust could be significantly less than reflected in our current financial statements, and we may incur a material negative adjustment to our earnings in the period in which our assumptions change. In addition, our securitization yields, or our residuals from a new securitization transaction expressed as a percentage of the total principal and accrued interest securitized, realized on future securitized transactions could decrease if the actual performance of the securitization trust varies from the key assumptions we have used. In particular, economic, regulatory, competitive and other factors affecting prepayment, default and recovery rates on the underlying securitized loan portfolio, including full or partial prepayments and prepayments as a result of loan consolidation activity, could cause or contribute to differences between the actual performance of the securitization trusts and our key assumptions.

Our residual in our securitization is subordinate to securities issued to investors by the trust and may fail to generate any cash flow for us if the securitized assets only generate enough cash flow to pay the debt holders.

Our risk control and eligibility scoring system may have defects or turn out to be ineffective, which could materially and adversely affect our prospects, business, and results of operations.

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

Our business could be adversely affected if our student loan servicers fail to provide adequate or timely services or if our relationship with a servicer terminates.

All of our student loans are serviced by third-parties. This arrangement allows us to increase the volume of loans without incurring the overhead investment in servicing operations. Our reliance on external service providers for loan servicing subjects us to risks associated with inadequate or untimely services, such as inadequate notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization market and the value of our residual receivables. In addition, if our relationship with any third-party servicer terminates, we would need to transfer servicing to another third-party servicer of student loans, which could be time consuming and costly. In such event, our business could be adversely affected.

Demand for our products may decrease.

Demand for higher education financing may decrease. This may be as a result of a decrease in demand for higher education or increased affordability for higher education. This increased affordability may be the result of universities reducing costs, families having more funds available to pay for higher education, increases in the amount of availability of free financing such as scholarships or grants, or other factors unknown to us. Additionally, further government support of higher education through increased funding for students and tax or other incentives related to higher education may reduce the costs, increase the affordability and decrease the demand for our private student loan products.

Our direct marketing initiative may not prove to be effective.

Our primary marketing strategy is to target parents and students directly. We accomplish this principally through our website, www.MyRichUncle.com, which provides an interactive forum for parents and students to learn about our products and services and to apply for them from us. There can be no assurance that the Internet will be an effective means of reaching our prospective customers, or that we will be able to effectively utilize any alternative means that may become available, or that our marketing plans will succeed in attracting customers.

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

Other sources of higher education financing may be preferred by borrowers.

We compete with other options that students and families may have available to them to finance the costs of post-secondary education. Families and students may simply prefer other options. These options include, among others: home equity loans, prepaid tuition plans, 529 plans, education IRAs, and credit cards. There is no assurance that we will be able to compete successfully against other providers of funds, including but not limited to traditional and established student loan providers, credit card or mortgage lenders or any new forms of competition. If we are unable to compete effectively with these sources of funding, our business, financial condition, and results of operations will suffer and may require us to revise or abandon our business plan or seek to sell, curtail, or discontinue our business.

We must be able to compete effectively with other providers of higher education financing products and services in order to succeed.

The market for higher education finance is highly competitive, and if we are not able to compete effectively, our revenue and results of operations may be adversely affected. The loan origination market has a large number of competitors and is dominated by a number of large institutions, including Sallie Mae, Wells Fargo, Bank of America, JP Morgan Chase and Citibank. Most of our competitors have, among other competitive advantages, greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships than we have. Larger competitors with greater financial resources may be better able to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of transactions, procure capital at a lower cost, fund internal growth and compete for market share generally. As to our alternative financing products and services where we hope to establish a niche, third parties may enter these markets and compete against us. If third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability or eliminate profitability altogether.

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

We may need additional capital in the future, which may not be available to us on reasonable terms or at all. The raising of additional capital may dilute your ownership in us. We may need to raise additional funds through public or private debt or equity financings in order to meet various objectives. Any additional capital raised through the sale of equity may dilute your ownership percentage in us. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, security interests in specific assets, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Furthermore, any additional debt or equity financing we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may be forced to curtail our growth plans or cut back our existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations we need to stay in business. We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will impact our financial statements.

There are market, credit and liquidity risks associated with our business which could have a material adverse effect on us.

We believe that, due to recent disruptions in the credit markets precipitated by the subprime mortgage crisis, the cost of our credit facilities will likely increase upon any future renewal to reflect current market conditions. Although we hope to renew our credit facilities on terms consistent with those we have enjoyed up to present time, there can be no assurance that we will renew such credit facilities on equivalent terms, if at all.

Over the past nine months, as the economy has demonstrated signs of softening, banks have grown significantly more conservative in their lending practices. Given the dramatic change in the overall credit environment and economy, we are not able to predict the terms, if any, under which our existing lenders would renew our credit facilities. In anticipation of this outcome, we have begun discussions with a number of other banks to broaden our warehouse funding channels and to ensure competitive economic terms. However, no assurance can be given that our efforts to secure additional credit facilities on the same or more favorable terms will prove successful.

The uncertainty and volatility of the credit markets may have a significant impact on the revenues derived from our securitization transactions. The securitization of our loan portfolios rely heavily on key assumptions, such as interest rates and expected defaults. If interest rates continue to rise and the defaults of borrowers under our existing loan portfolios increase, the revenues generated by our loan portfolios may be significantly reduced, and accordingly, we may be unable to continue to recover the same level of residual interest from our securitization trusts which we achieved in the past under more favorable market conditions.

Our business may suffer if we experience technical problems.

If our technology does not function properly, is breached or interrupted, or contains errors that we have not corrected, we may not achieve the performance we expect. Any interruption in or breach of our information systems may result in lost business. For instance, our technology may contain "bugs" or become infected by computer viruses or worms that may interfere with the functionality of our technology or negatively impact our proprietary databases. We may not immediately detect and fix these problems, which may increase damage to our business. These problems may result in, among other consequences, our over-estimating cash flows from borrowers or underestimating default rates. Third parties who have relied on our financial models or projections may have recourse against us in the event of inaccuracies caused by technical or other problems. Individually or cumulatively, these types of problems may have a material adverse effect on our business, financial condition and results of operations.

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

If our systems are unable to accommodate a high volume of traffic on our web site, the growth of our revenue could be reduced or limited.

If existing or future customers’ use of our web site infrastructure increases beyond our capacity, customers may experience delays and interruptions in service. As a result, they may seek the products of our competitors and our revenue growth could be limited or reduced. Because we seek to generate a high volume of traffic and accommodate a large number of customers on our web site, the satisfactory performance, reliability, and availability of our web site, processing systems, and network infrastructure are critical to our reputation and our ability to serve customers. If use of our web site continues to increase, we will need to expand and upgrade our technology, processing systems, and network infrastructure. Currently, customer response times have not had a material detrimental effect on our results of operations to date, our online services may in the future experience slower response times due to increased traffic if this risk is not effectively addressed.

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

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors and executive officers, and entities affiliated with them, beneficially own approximately 20% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The rights of our Series B preferred stockholders may adversely affect the holders of our common stock.

Our charter documents provide our board of directors with the authority to issue series of preferred stock without a vote or action by our stockholders. Our board of directors also has the authority to determine the terms of our preferred stock, including designations, powers, preferences and voting rights. The rights granted to the holders of our outstanding Series B preferred stock may adversely affect the rights of holders of our common stock. For example, the holders of our Series B preferred stock are entitled to receive a liquidation preference over all other equity securities that are junior to the Series B preferred stock. In addition, subject to certain conditions, our charter documents provide protective provisions to the holders of our Series B preferred stock requiring us to first obtain the written consent of the majority of the holders of our Series B preferred stock prior to undertaking certain actions, including, without limitation, the sale of substantially all of our assets or our liquidation and winding up, amending our charter documents in a manner adverse to the Series B preferred stockholders, the issuance of additional shares of our stock or any options or convertible securities, and paying dividends to our stockholders. Furthermore, our charter documents provide that, subject to certain conditions, the Series B preferred stockholders have a right of first offer to purchase any new securities offered by us which are junior to the Series B preferred stock. As a result, the rights granted to the holders of our Series B preferred stock may significantly impair our ability to raise equity capital if the majority of the holders of our Series B preferred stock do not consent to the offer, sale and issuance of the new securities or we are unable to obtain a waiver of each of our Series B preferred stockholder’s right of first offer.

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

Our business is subject to seasonal fluctuations, which may cause volatility in our quarterly operating results.

We experience, and expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the typical school year. We typically originate the largest proportion of our student loan receivables volume in our first quarter. These fluctuations could result in volatility or adversely affect our stock price.

The price of our common stock may be volatile.

The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our shares of common stock. Those factors that could cause fluctuations include, but are not limited to, the following: actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts; difficulties we may encounter in securitizing our loans; any variance between the actual performance of the securitization trust and the key assumptions that we have used to estimate the fair value of our residual receivable; changes in the key assumptions we use to estimate the fair value of our residual receivables, including discount, default and prepayment rates; announcement by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital commitments; price and volume fluctuations in the overall stock market from time to time; significant volatility in the market price and trading volume of financial services companies; general economic conditions and trends; negative publicity about the student loan market generally or us specifically; legislative initiatives effecting federal or private student loans; major catastrophic events; loss of a significant client or clients; purchases or sales of large blocks of our stock; or departures of key personnel.

The following discussion should be read along with the Consolidated Financial Statements and Notes thereto attached hereto.

PART I
Item 1. Description of Business

COMPANY HISTORY

We were incorporated under the laws of the State of Delaware on March 2, 2000. MRU Holdings, Inc. is a specialty finance company which profiles and provides students with funds for higher education using a blend of current market credit practices as well as our own proprietary analytic models and decision tools. We have a prominent brand name “MyRichUncle™” and highly scalable loan origination infrastructure. We entered into the student lending market as an originator and holder of private student loans. We entered the market as a lender, originator, and holder for Federal Family Education Loan Program (FFELP) loans in June 2006.

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

On February 4, 2005, MRU Lending, Inc. (“MRU Lending” or “MRUL”), a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”) with Nomura Credit & Capital, Inc. (“Nomura”) which provided for a $165 million secured revolving credit facility for the origination and warehousing of private student loans (the “Student Loan Credit Facility”). The loans under the Credit Agreement were secured by, among other things, a lien on all of the student loans financed under the Credit Agreement and any other student loans owned by MRU Lending and not otherwise released, together with a pledge of 100% of the capital stock of MRU Lending. The Student Loan Credit Facility had a term of three years. Upon execution of the Credit Agreement, Nomura received warrants to purchase 7,999,449 shares of our Common Stock (the “Nomura Warrants”), equal to 27.5% beneficial ownership of the Company on a diluted basis, with an initial exercise price of $3.50 per share and which are subject to standard weighted average anti-dilution protection for issuances of securities below the initial exercise price. 82% of the Nomura Warrants vested on February 4, 2005 and the remaining 18% vested on the second anniversary of the closing date of the Credit Agreement. Contemporaneously with and as a condition to the execution of the Credit Agreement, the Company sold in a private placement offering (the “Private Placement Offering”) to accredited investors 3,250,006 shares of its Series A Convertible Preferred Stock at a price of $3.50 per share. In connection with the completion of the Private Placement Offering, the Company issued to its placement agents warrants to purchase 227,500 shares of Common Stock at an exercise price of $3.50 per share. As of June 30, 2007, the credit facility was paid in full and the warrants had been exercised.

On May 5, 2005, MRU Lending entered into a Loan Program agreement and a Loan Sale agreement with Webbank, a Utah state chartered financial institution. The agreements provide for Webbank’s origination of private student loans to qualified applicants participating in MRU Lending’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL and the sale by Webbank and purchase by MRUL of such student loans. The Agreements have thirty-six (36) month terms and each automatically renew for up to two (2) successive terms of twelve (12) months. MRUL and Webbank mutually agreed to terminate both the Loan Program agreement and the Loan Sale agreement effective November 30, 2005.

On July 25, 2005, MRU Lending and Doral Bank NY, FSB, a federally chartered savings bank in the business of originating various types of consumer loans, including student loans (the “Bank”), entered into a definitive agreement providing for the Bank’s origination of private student loans to qualified applicants participating in MRU Lending’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRU Lending and the sale by the Bank and purchase by MRU Lending of such student loans. The Doral-MRU Lending loan program is secured by a $1 million (or such higher amount as required by loan volume) seven-day certificate of deposit held by MRU Lending at Doral Bank, with assignment rights to Doral Bank.

On December 30, 2005, the controlling Series A Convertible Preferred Stock holders approved an amendment and restatement of the Company’s Certificate of Incorporation, to be effective on or about February 13, 2006, creating 12,000,000 shares of Series B Convertible Preferred Stock with a $0.001 par value and a $3.80 purchase price. The power, preferences, and rights of the Series B Convertible Preferred Stock set forth in the Amended and Restated Certificate of Incorporation include voting rights, dividends, liquidation preference, conversion rights, protective provisions, redemption, election of board of directors, and right of first refusal in any offerings of Series A Convertible Preferred Stock or Common Stock. On January 5, 2006, the Company issued 6,578,948 shares of the Series B Convertible Preferred Stock at $3.80 per share to various funds of Battery Ventures and Merrill Lynch Institutional Management Equity Partners. The transaction closed on February 13, 2006. Proceeds of the financing were used to advance the Company’s growth in the private student loan market. On January 20, 2006, the Company received $5 million in proceeds from bridge promissory notes due to various funds of Battery Ventures and Merrill Lynch Institutional Management Equity Partners, bearing interest at six (6%) percent per annum based on a 365 day year. The outstanding balance of these notes, together with accrued and unpaid interest thereon, was payable no later than the earlier of (a) April 15, 2006 or (b) the closing date of the private placement of Series B Convertible Preferred Stock to which the Company received gross proceeds of at least $25 million. These notes were retired with accrued interest on February 13, 2006. On May 8, 2006, the Company issued an additional 1,052,632 shares of the Series B Convertible Preferred Stock at $3.80 per share to LBI Group, Inc. and Keane Capital V, LLC. Proceeds of the financing were used to continue the Company’s growth in the private student loan market. All Series B Convertible Preferred Stock certificates were issued as of May 8, 2006. As of June 30, 2007, the Series B Convertible Preferred Stock issued has been registered with the Securities and Exchange Commission.

On January 10, 2006, MRU Originations, Inc. (“MRUO”) and MRU Funding SPV, Inc. (“MRUF”), wholly-owned subsidiaries of the Company, entered into definitive agreements with the Bank. The agreement provides for the Bank’s origination of private student loans to qualified applicants participating in MRUO’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUO and the sale by the Bank and purchase by MRUF of such student loans. The agreement between MRUO and the Bank is evidenced by a Loan Program Agreement dated January 10, 2006. The agreement between MRUF and the Bank is evidenced by a Loan Sale Agreement dated January 10, 2006. The Agreements each have thirty-six (36) month terms and are automatically renewable for up to two (2) successive terms of twelve (12) months.

On January 23, 2006, the Company’s private student lending subsidiary, MRUF entered into a definitive agreement with Merrill Lynch Bank USA (“MLBU”) pursuant to which MLBU will provide MRUF with a $175 million revolving credit facility for the origination and warehousing of private student loans. The facility had a one year term. As a result of this transaction, MLBU was granted a warrant, subject to certain terms and conditions, to purchase up to 4.9% of the Company’s Common Stock. This transaction closed in January 2006.

On April 18, 2006, the Company entered into a definitive agreement with a consortium of European financial institutions with significant experience in consumer lending and specialty financial products to support the launch and origination of Preprime™ student loans. These private student loans will address the market of post-secondary school borrowers who are currently unable to meet traditional private student loan underwriting criteria (e.g., thin or no credit history, insufficient earnings history, etc.) MRU Holdings, Inc. will be both the managing member (through its Education Empowerment Funding, LLC affiliate (f/k/a Achiever Funding, LLC )) and a minority investor in the Education Empowerment Fund I, LLC (f/k/a Achiever Fund I LLC). As of June 30, 2007, the Company’s investment percentage in these affiliates is less than five (5%) percent.

On June 15, 2006, the Company received a Department of Education (DoE) Lender Identification Number for the Company’s MRUF subsidiary, which is necessary to provide students with Federal Family Education Loan Program (FFELP) loans. MRUF has executed agreements with Deutsche Bank Trust Company America to act as our Trustee Lender and with American Education Services/Pennsylvania Higher Education Assistance Agency (AES/PHEAA) to act as our federal guarantor, disbursement agent, and FFELP servicer.

On October 12, 2006, the NASDAQ Stock Market approved the Company’s application to list its Common Stock on the NASDAQ Capital Market under the symbol “UNCL”.

On October 31, 2006, Nomura Holdings, a major warrant stakeholder in the Company entered into a definitive securities agreement to sell 700,000 warrants in the Company to Lehman Brothers and Sunova for an undisclosed consideration. The exercise of the warrants generated $2.5 million of net proceeds to the Company.

On December 4, 2006, the Company decided that it would restate its quarterly and annual SEC filings from the period ended March 31, 2005 through September 30, 2006 for the impact of EITF 98-5, Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, for the issuance of dividends related to its Series A and B Convertible Preferred Stock. Based upon an informal review with the SEC, the Company learned that its past accounting for these equity issuances did not properly account for the difference between the issued price per share and the market price of the Company’s Common Stock on the commitment dates for these issuances. The restatement resulted in a non-cash increase in the preferred stock dividends for the effects of the beneficial conversion feature contained in the Company’s Series A and B Convertible Preferred Stock. This change increased the Company’s loss available to common shareholders and the resulting loss per share reported. As a result, the equity sections of the balance sheets for the dates indicated above were restated to create additional paid-in capital accounts for the beneficial conversion features of the Series A and B Convertible Preferred Stock and to increase the Company’s accumulated deficits as of these dates. The restatement had no effect on total shareholders’ equity.

On February 16, 2007, the Company’s Embark subsidiary, which is wholly owned by the Company’s GoToCollege Holdings subsidiary, entered into a definitive Asset Purchase Agreement with The Princeton Review to purchase proprietary technology, trademarks, and customer contracts. The total consideration for the transaction was $8.9 million, of which $6.3 million was in cash.

Concurrently with the Embark acquisition, the Company entered into an exclusive joint marketing agreement with The Princeton Review, the leading provider of test preparation and educational support services. Under this five-year agreement, the Company obtained exclusive right to The Princeton Review’s database of customers to which it can now market its student loan products. Additionally, The Princeton Review will co-brand certain marketing materials used by the Company to market its student loans and will grant the Company exclusive right to advertise in The Princeton Review’s publications and websites. Pursuant to the agreement, the Company will pay marketing fees to The Princeton Review.

On February 28, 2007, Nomura Holdings entered into a definitive securities agreement to convert and sell 4.8 million warrants to CRT Capital Group and Perry Capital for an undisclosed total consideration. The exercise of the warrants generated $16.8 million of net proceeds to the Company.

On March 8, 2007, Nomura Holdings entered into a definitive securities agreement to sell its remaining 1.5 million warrants in the Company to institutional investors for an undisclosed total consideration. The exercise of the warrants generated $5.1 million of net proceeds to the Company.

On April 27, 2007, Education Empowerment Fund I, LLC, which is managed by the Company’s wholly-owned subsidiary, Education Empowerment Funding, LLC, entered into a $100 million revolving line of credit with an asset-backed commercial paper conduit managed by DZ Bank AG to finance the fund’s PrePrimeTM student loans. The revolving line of credit has a five-year term. The line of credit expands the capacity of the fund to acquire PrePrimeTM student loans originated by the Company. The line of credit is solely an obligation of the fund. There is no recourse to the Company.

On June 14, 2007, MRUL entered into an agreement with Nomura to terminate its credit line seven days after the close of the Company’s securitization of private student loans. In connection with the early termination of the credit agreement, Nomura waived its rights to be paid all amounts that would otherwise become due and payable to Nomura upon the early termination of the credit agreement with respect to collateral securing the loans under the credit agreement as well as waived all past, present and future fees due (or that may become due) and payable under the credit agreement. Pursuant to this early termination agreement, the credit agreement was terminated on July 5, 2007. Pursuant to the terms of the credit line that was terminated, for the $18 million of private student loans that were funded on the line, Nomura would have had the right to receive a fee equal to 1% of the balance of all financed student loans upon the securitization of the assets, 50% of the origination fees charged by the Company which were approximately 3.5% of the balance of the loans, and 50% of the residual interest in any securitization which would have had a fair value of approximately 8% of the balance loans. The Company estimates that it saved approximately $1.2 million as a result of this agreement.

On June 28, 2007, the Company completed its first securitization of private student loans. In the securitization, the Company established a trust which issued $200 million of asset backed notes, the proceeds of which were used to fund a reserve fund for the credit enhancement of the notes and to fund the acquisition of private student loans from the Company. On June 28, 2007, the Company sold $137.8 million of private student loans to the trust. The Company sold another $32.9 million of private student loans to the trust on September 25, 2007.

On July 16, 2007, The NASDAQ Stock Market approved the Company’s application to list its securities on The NASDAQ Global Market, where the Company’s Common Stock trades under the symbol “UNCL”.

On September 28, 2007, the Company restated the consolidated balance sheet as at June 30, 2006, and June 30, 2005 and the consolidated statements of operations, cash flows, and changes in stockholders equity for the years ended June 30, 2006 and the six months ended June 30, 2005. As noted above, on February 4, 2005, MRUL entered into a credit agreement with Nomura under which Nomura agreed to provide MRUL with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. Related to this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase Common Stock of the Company equal to, at that point in time, an approximately 27.5% ownership interest in the Company on a diluted basis. Financial Accounting Standards no. 123R - Share Based Payments, requires, with respect to share based transactions with other than employees, that the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As a result of a review by management of the data considered in deriving the value of the warrants issued to Nomura, management has determined that a restatement is required to attribute appropriate value to the warrants.

THE BUSINESS

We are a specialty finance company that facilitates and provides students with funds for higher education. Equipped with proprietary analytical models and decision tools, we are able to profile and provide customized financial products to students in a more competitive and customer friendly manner. We are a leading originator and holder of Federal and private student loans.

We generate revenues from: interest accrued and origination fees on our student loan portfolio, origination and management fees paid to us by the Education Empowerment Fund for the generation and management of PrePrimeTM loans, subscription and service revenues from our online college application business, and gains from the sale or securitizations of portfolios of our student loans. The expenses we incur in operating our business include: bank fees charged for the origination of our student loans, referral marketing fees paid to our private label origination partners, interest and fee expense on the lines of credit with which we finance our student loans, servicing and custodial costs for our student loan portfolio, cost associated with hosting and developing our online college application business, the cost of marketing to our customers through direct-to-consumer channels such as direct mail, print and radio, and general corporate and administrative expenses, such as salaries and facilities expense.

In originating our private student loans, we use a unique and proprietary underwriting model which we believe provides us with a compelling competitive advantage. By combining traditional credit scoring methods with our proprietary underwriting matrix, which considers the loan applicant’s academic data, prior work experience, and the educational institution which they are attending, we generate our own credit and repayment capability index which we believe is more insightful and predictive in determining an applicant’s future repayment capabilities. Our approach may offer students who would otherwise be disqualified under traditional credit scoring methods an opportunity to obtain funding for their education. In addition, we may be able to competitively price loans for students that would be viewed as undifferentiated under traditional methods. We believe that no other educational finance company currently uses a similar approach to evaluate loan applicants or determining loan pricing. Our underwriting process adds another layer of analytical precision to traditional evaluation tools and helps us make more informed lending decisions.

In addition to our unique underwriting methodology, we take a highly focused approach to our marketing while maintaining one of the most diverse sourcing channels in the industry. Of the approximately 6,400 accredited institutions of higher education in the United States, we focus on a targeted subset of undergraduate and professional graduate institutions. The professional graduate disciplines that we target include law, business administration, engineering and medicine. These criteria define our lending and marketing methods. We believe that this targeted approach will consistently yield the optimal mix of attractive pricing, acceptable credit risk and a sufficiently deep base of potential customers. We use a highly diverse approach to sourcing potential customers which we believe will create more sustainable distribution channels than our competitors. We are one of the few companies in this sector to market directly to students. Our direct marketing channels include Internet marketing campaigns, print advertising campaigns, direct mail campaigns, and our branded MyRichUncle™ web site (www.MyRichUncle.com). In addition, we have developed indirect origination sources including referrals from third party referral companies for whom we may provide a private labeled set of student loan products. Equipped with our unique credit model, our focused marketing and diverse distribution channels, we are well positioned to grow in the market for higher educational products and services.

INDUSTRY BACKGROUND

Over the last decade, the increasing cost of higher education and decreasing government support for higher education has generated a substantial gap between viable sources of education funding and increasing tuition costs which results in a mismatch between what the government expects families to be able to contribute and what families can actually afford or are willing to pay. This, coupled with increases in enrollment, has led to substantial growth in the overall demand for financing for higher education, with the gap in funding estimated at approximately $100 billion per annum.

In addition, as a result of very specific eligibility requirements and/or limits available on grants and loans, the amount of funds made available to students may be insufficient to cover the total cost of higher education. This gap, sometimes called the “unmet need,” occurs when the sum of the expected family contribution (“EFC”) and total available financial aid is less than the cost of attendance. In order to bridge this unmet need students are forced to finance education through private loans or other debt.

Consequently, students increasingly rely on private loans (not guaranteed by the government) and credit cards to fund their education expenses. Through June 30, 2007, the loan limits for government-guaranteed FFELP loans are $23,500 over 4 years for undergraduates and $18,500 per year for graduate students while the average private university tuition alone, that is, excluding cost of boarding, meals and books, is more than $30,000 per year. All of these factors have created a demand for private student loans that has increased at a rate of over 30% per annum over the past 5 years and is expected to grow at a rate of 25% per annum over the next 10 years (Source: National Center of Education Statistics & College Board, Trends in Student Aid 2005).

Federal Loans - The federal education loan programs offer lower interest rates and more flexible repayment plans than most consumer loans, making them an attractive way to finance education. Students may be able to deduct up to $2,500 in student loan interest each year.

These federal loans are offered through two programs with different delivery systems: the William D. Ford Federal Direct Loan Program (“Direct Loans”) and the FFELP. Although the borrower’s eligibility is the same under either program, the procedures for each are different because funds for Direct Loans are provided directly to the school by the federal government, while loan funds under FFELP are usually provided by a private lender and are guaranteed by a state guaranty agency and reinsured by the federal government.

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

▪
Subsidized Stafford Loans: awarded to students who demonstrate financial need. Because the DoE subsidizes the interest, borrowers are not charged interest while they are enrolled in school at least half time or during grace and deferment periods.

▪
Unsubsidized Stafford Loans: awarded to students regardless of financial need. Borrowers are responsible for paying the interest as it accrues or have the option to allow interest to accrue and be capitalized when repayment begins. Independent students and students whose parents are not eligible for a PLUS Loan (see below) have higher unsubsidized loan limits.

▪
PLUS (Parental Loans for Undergraduate Student) Loans: allow parents to borrow on behalf of their dependent undergraduate children who are enrolled at least half time. As with unsubsidized Stafford Loans, borrowers are responsible for the interest that accrues on PLUS Loans throughout the life of the loan. Repayment begins sixty (60) days after disbursement.

▪
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

▪
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

FFELP loans are presently offered by a large number of financial institutions. Sallie Mae, Citibank, JP Morgan Chase, Wells Fargo, Bank of America, and Key Bank are a few of the many providers of FFELP loans.

Starting on July 1, 2007, Stafford Loans allow dependent undergraduates to borrow up to $3,500 their freshman year (up from $2,625), $4,500 their sophomore year (up from $3,500) and $5,500 for each remaining year (independent students and students whose parents have been turned down for a PLUS loan can borrow an additional unsubsidized $4,000 the first two years and $5,000 the remaining years). Graduate students can borrow $20,500 per year (up from $18,500), although only $8,500 of that is subsidized. There are also cumulative limits of $23,000 for an undergraduate education and a $65,500 combined limit for undergraduate and graduate. (For independent students and for students whose parents were denied a PLUS loan the cumulative limits are $46,000 and $138,500, respectively. Some medical school students may be able to borrow up to $40,500 a year (up from $38,500) and $189,125 total).

Many students combine subsidized loans with unsubsidized loans to borrow the maximum amount permitted each year.

Stafford Loans have a fixed interest rate of 6.8% for loans with a first disbursement after July 1, 2006. (Previously, Stafford Loans had variable interest rates (based on 91-day T-bill rate + 1.7% during school with an additional 0.6% increase upon graduation, capped at 8.25% or less, depending on yearly adjustments). Almost all lenders offer the same rate for the Stafford Loan, although some give discounts for on-time and electronic payment. The Company is one of the few lenders that offer upfront discounts on its federal loan products.

On September 27, 2007, the Higher Education Access Act of 2007 (“HEAA”) was signed into law. The HEAA reduction contains the following provisions:

•	the interest rate paid by the borrower on Stafford Loans is reduced from 6.8% to 3.4% over five years,

•	the special allowance payments that for-profit holders of federal loans receive is reduced by 0.50% for Stafford Loans and consolidation loans and 0.80% for PLUS loans,

•	the loan fee charged to FFELP loan lenders is increased from 0.5% to 1% and the fee is prohibited from being collected from the borrower,

•	the federal guarantee of FFELP loans is reduced from 98% to 97% of the balance of the loan,

•	the annual aggregate loan payment amounts made by low-income borrowers are capped at 15% of their adjusted gross income,

•	allows borrowers in public service professions to have a portion of the loan forgiven after having made payments for 10 years,

•	the maximum amount of Pell grants are increased, and

•	a pilot program for the auctioning of PLUS loans originations will be established.

The overall impact of the HEAA is to reduce the potential profitability of FFELP loans.

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

With the growing gap between the amount students and families are willing or able to pay for college and actual college costs after governmental and institutional aid are considered - often referred to as “unmet financial need” - private loans are becoming increasingly important as a mechanism for financing postsecondary education. Some families turn to private loans when the federal loans do not provide enough money or when they need more flexible repayment options. For example, a parent might want to defer repayment until the student graduates, an option that is not available to parents in various federal loan programs such as PLUS.

JP Morgan Chase, Citibank, KeyBank, Wachovia, Bank of America, AccessGroup, Nelnet, and First Marblehead are a few of the key players providing different types of private loans products and services depending on the student’s level of study. The interest rates on private loans tend to be higher than on the loans offered by the federal government.

MRU PRODUCT OFFERINGS

We created a suite of products to appeal to and satisfy the needs of students, their families, and participating financial institutions and to address the overall inefficiencies within the student loan market. We aim to be a one-stop shop that provides a full range of financial products to help cover the cost of education. These products include:

▪
Private Student Loans - Private student loans supplement financing for qualified students beyond what they can obtain through the federal government and are not guaranteed by the government. To facilitate this product, we established student loan credit facilities with Nomura Credit and Capital Inc.(terminated on July 5, 2007), and Merrill Lynch Bank USA, which we believe have the necessary capital to finance our loan programs. We originate loans through partnerships with selected commercial banks, purchase the originated loans after a holding period, and then hold these in various subsidiaries via financing arrangements with our credit facility providers. Ultimately, we either sell or securitize these loans once we have originated a sufficient volume to execute such a transaction efficiently; the Company completed its first securitization of its private student loans in June 2007. We expect to derive cash receipts from origination fees generated upon funding of the loan and residual cash flows generated through the securitization or sale of the loans. Revenues from the sale of loans can either be paid upon the sale of the loan or paid over time in the form of a residual. Securitizations can provide us with residual cash flows that are paid over time. However, if we receive residuals that are paid over the life of the loan, current accounting rules allow us to book the fair value of the residuals in the period that the sale or securitization occurred.

▪
Loan Guaranties - Through our subsidiary MRU Universal Guarantee Agency, Inc. (“MRUG”), we can guarantee loans provided by third-party lenders. Through MRUG, we can enable students, with or without co-signors, to have their loans guaranteed if they meet our credit underwriting requirements. It is anticipated that students would pay fees to us for this service, which includes an upfront guaranty fee and an annual interest surcharge over the life of the loan. We would support MRUG with $50 million in equity raised by the sale of MRUG preferred stock to Universal Finanz Holding AG. Subject to the execution of definitive documentation, Universal Finanz Holding AG has committed to invest up to $50 million into MRUG to serve as the equity reserve against which MRUG will guaranty loans. Revenues generated from the guaranty fees and surcharges will be divided between Universal Finanz Holding AG and MRUG with Universal Finanz Holding AG receiving 65% and MRUG receiving the remainder. Universal Finanz Holding AG will hold preferred stock in MRUG currently equal to 65% of the ownership interest in MRUG on a diluted basis. As of June 30, 2007, we have not guaranteed any loans through MRUG, but we may in the future if economics and demand for such guaranteed loan products make it attractive to do so.

▪
PrePrime™ Student Loans - The Company’s affiliate, Education Empowerment Fund I, LLC (f/k/a Achiever Fund I, LLC) (“EEF1”), addresses the market of post-secondary school borrowers who otherwise would be unable to meet traditional private student loan underwriting criteria through no fault of their own, e.g. thin or no credit history, insufficient earnings history, etc. EEF1 began originating and holding PrePrime™ student loans in June, 2006.

▪
Federal Loans - We originate FFELP loans that we finance via our relationships with our credit facility providers and through our own funds. We expect to securitize these loans upon building a portfolio of loans to make such a securitization efficient. In the interim, we recognize revenues from the interest payments made by borrowers who receive our Federal loans. We follow the government’s guidelines for originating and servicing federal loans.

Private Loans
We originate private student loans, through our bank partners, using a blend of established credit market practices as well as our own proprietary underwriting criteria, analytical models and decision tools. We established a $165 million student loan credit facility with Nomura and a $175 million student loan credit facility with Merrill Lynch Bank USA. These facilities have been used to finance our private student loan products. The loans eligible under the facilities will be loans originated by our bank partners and purchased and held by us. The term of the student loan credit facility with Nomura was three years and an agreement to terminate the facility was entered into on June 14, 2007. The term of the student loan credit facility with Merrill Lynch is one year.

FFELP Loans
To provide a “one-stop shop” for higher education finance, we provide students with FFELP loans. We are one of the few lenders to offer FFELP loans at a discount to maximum rates specified by law. Our discounting strategy builds awareness of our brand and helps generate additional private student loan originations. With respect to FFELP loans, we are required to meet federal requirements for the eligibility of borrowers.

We originate federal loans and will either sell the loans we originate to secondary market purchasers or bundle our portfolio of loans and securitize them. The sale of loans to secondary market purchasers requires us to use our balance sheet to originate loans as well as handle the origination process. Premiums are computed based on the nature of the loan and purchasers specific pricing grid. We have an agreement with Deutsche Bank to act as our Trustee Lender. We originally had an agreement with the American Education Services/Pennsylvania Higher Education Assistance Agency (“AES/PHEAA”) to be our government guarantor willing to guaranty the loans, and in June 2007 entered into a new agreement with ACS to be our originator and servicer of private loans going forward; the federal loans that AES/PHEAA originated for us continue to be serviced by AES/PHEAA. We have applied for and received a Lender Identification Number (“LID”) from the DoE.

We outsourced origination, disbursement, and servicing to AES/PHEAA and later ACS to leverage these companies’ experience and expertise in the origination and servicing of FFELP loans. AES/PHEAA and ACS will handle any borrower inquiries, electronic signatures, recordkeeping requirements, and procedures for the assignment, sale or transfer of loans. In addition, the AES/PHEAA and ACS will perform all reporting functions including informing the credit bureaus and the National Student Loan Data System (“NSLDS”).

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

We have formed referral relationships with third-parties who wish to provide private loan products to their customer base. We believe many of these third-parties have a proven track-record of referring their customers to other parties for their financing need and are interested in working with us, due to our ability to provide competitive rates, broader criteria, underwriting and high quality customer service to students and their parents.

Credit Model
Current traditional consumer credit scoring takes into account only an individual’s history, not his or her future payment capacity. Corporate credit markets take into account not only a borrowing company’s payment history, but also the expectations of a borrowing company’s future net cash flows as well to determine both credit worthiness and credit limits. Similarly, we take a more holistic approach to consumer credit applied to alternative private student lending by assessing not only an individual’s credit score, but also his or her expected future repayment capability. We developed a proprietary data system that analyzes a wider range of data to compute an individual’s estimated future repayment capability. This estimate can be used in a variety of ways, including determining an individual’s ability to service debt. This innovation enables us to more intelligently profile consumers and provide them with customized financial products. We believe that over time, our data set will become more robust and our competitive advantage in product development and pricing will enable us to more successfully maneuver through changes in the market and economic cycles.

Customer Service
We employ a staff of customer service and technical support personnel who provide support to all our customers. Our staff provides support via email and telephone. To support this function, we have agreements with call-center companies who provide us with dedicated staff. The responsibilities of our customer service and technical support personnel include:

▪ responding to consumers’ questions about how to use our website
▪ following up with consumers on the status of their loan applications
▪ providing support to technical and systems questions

Additionally, our on-line origination platform offers students the opportunity to obtain the loan products and other services we provide. Our website is the primary means by which students request funds. Students access the website and receive information about our loan products. Students download applications or apply directly online. Prior to submission of the student’s application, each student verifies that the information provided in his or her student financing application is true and correct to the best of his or her knowledge and belief and is made in good faith. The student applicant is notified of the Company’s privacy policy and consents to electronic communication (e-mail). Those students that do not consent to electronic communication have their loans processed by us through the regular mail. The student also authorizes us, or a servicing agent, to investigate their creditworthiness and their application data and to furnish information concerning the application to consumer reporting agencies and other persons who may legally receive such information.

Servicing and Collections
At this time we are acting purely as a loan originator and are not actively servicing our loan portfolio, as we have no license to perform this function. We have outsourced the servicing function to third parties, who remit funds collected to us along with monthly activity reports.

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

Generally, the privacy provisions of the Gramm-Leach-Bliley Act include the following:

▪	prohibit financial institutions from disclosing to unaffiliated third parties nonpublic personal information collected from consumers, subject to several exceptions;
▪	require financial institutions to develop and disclose consumer privacy policies;
▪	empower federal regulators with the authority to regulate information sharing and enforce the provisions of the law; and
▪	allow states to pass stricter financial privacy laws.

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

EMPLOYEES

As of June 30, 2007, we had 95 full time employees. Our employees are not represented under any collective bargaining agreements. We consider our relations with our employees to be good.

COMPETITION

We operate an online and over the phone loan origination platform. The primary competitive factors for our origination platform model are:

▪
Brand awareness: To be competitive, we must have the ability to attract consumer demand in high volumes. We will need to make significant investments to build and maintain a compelling brand that will compete against current lenders, such as Bank of America, JP Morgan Chase, Citibank, First Marblehead, Nelnet, and Sallie Mae; and

▪
High Quality Product Offering: We must provide our consumers with ease of use and convenience by providing the most competitive product offerings based on pricing, ease of use, and high quality customer service.

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

We believe that our primary competitors are traditional lending institutions. The student loan market has a large number of competitors and is dominated by a number of large institutions including Bank of America, JP Morgan Chase, Citibank, First Marblehead Corp. (through its facilitation services for leading originators of private loans), and Sallie Mae.

Item 2. Description of Property.

The Company’s executive offices are located at 590 Madison Avenue, New York, New York. On April 20, 2007, the Company entered into a sublease agreement with International Business Machines Corporation for the entire 13th Floor of 590 Madison. The sublease expires on August 30, 2014. The base rent due under the agreement is $142,375 per month for the first three years of the agreement and is $150,750 per month for the remainder of the agreement.

The Company also leases additional office space at 600 Lexington Avenue, New York, New York. The Company has a sub-sublease for this property that expires September 30, 2007. Rental payments under the sublease amount to $139,425 per annum. The Company plans to move all of its personnel and operations located at 600 Lexington to its 590 Madison location prior to the termination of the sublease.

The Company still leases the offices it previously occupied at 1114 Avenue of the Americas, New York, New York. The Company has a sub-lease for this property that expires in May of 2009, unless sooner terminated or canceled pursuant to the terms of the sub-lease. Rental payments under the sublease amount to $353,510 per annum. The obligations of the Company under the sublease are guaranteed by Edwin McGuinn, the Company’s Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the sub-landlord. The Company is currently searching for a tenant to sublease the property.

Item 3. Legal Proceedings.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. Other than the CollegeNET litigation described below, we currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Related to the Company’s transaction with The Princeton Review (“TPR”) as described more fully in Part I Item 1 Description of Business: Company History hereof, the Company assumed all costs, expenses, and judgments arising out of the CollegeNET litigation that relate to the operation of the purchased assets on or after February 16, 2007.

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

On August 3, 2005, CollegeNET again filed suit against TPR alleging infringement of the same ‘042 Patent that was the subject of the earlier action. On November 21, 2005, CollegeNET filed an amended complaint, which added a second patent (U.S. Patent No. 6,910,045 - the ‘045 Patent) to the lawsuit. TPR was served with the amended complaint on November 22, 2005, and filed its answer and counterclaims on January 13, 2006, which was later amended on February 24, 2006. On March 20, 2006, CollegeNET filed its reply to TPR’s counterclaims. CollegeNET seeks injunctive relief and unspecified monetary damages.

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

On March 29, 2006, the court granted TPR’s motion to stay all proceedings in the lawsuit pending completion of the PTO’s reexaminations of the CollegeNET patents. On November 9, 2006, the PTO issued a Non-Final Office Action rejecting all 44 claims of the ‘042 Patent. On January 9, 2007, CollegeNET filed a response to the Non-Final office Action with the PTO. TPR could not predict the likely outcome of these proceedings but believed that it had meritorious defenses to the CollegeNET claims and intended to vigorously defend. Although the Company has not been named as a party to the litigation, CollegeNet could add us as a defendant following our acquisition of the allegedly infringing intellectual property. Likewise, the Company believes that it also has meritorious defenses to the CollegeNET claims and intends to vigorously defend.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our Common Stock has been quoted on The NASDAQ Stock Market under the symbol “UNCL” since October 12, 2006. Prior to that time, our Common Stock has been quoted on the OTC Bulletin Board under the symbol “MHOI.OB” since July 21, 2004. Prior to that, our Common Stock was not actively traded in the public market and was quoted on the OTC Bulletin Board under the symbol “PCFT.OB,” representing Pacific Technology, Inc. The following table sets forth, for the periods indicated, the high and low bid price information for the Common Stock as reported on the NASDAQ Stock Market and the OTC Bulletin Board, for the related periods. With respect to prices reported on the OTC Bulletin Board, the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal year 2007
Quarter ended June 30, 2007	$7.28	$6.12
Quarter ended March 31, 2007	$7.75	$5.79
Quarter ended December 31, 2006	$7.00	$4.75
Quarter ended September 30, 2006	$5.90	$4.60

Fiscal year 2006
Quarter ended June 30, 2006	$6.18	$4.73
Quarter ended March 31, 2006	$5.40	$3.83
Quarter ended December 31, 2005	$4.50	$3.19
Quarter ended September 30, 2005	$3.50	$2.60

As of September 21, 2007, there were approximately forty-two (42) holders of record of our Common Stock.

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of June 30, 2007:

	(a) Number of securities to be issued on exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	5,525,870	$3.28	2,190,845
Equity compensation plans not approved by security holders	--	--	--
Totals	5,525,870	$3.28	2,190,845

Item 6. Management’s Discussion and Analysis or Plan of Operation.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and accompanying notes attached as an appendix to this annual report. In addition to the historical information, the discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to applications of our critical accounting policies and factors including, but not limited to, those set forth under the caption “Risk Factors” at the beginning of this annual report on Form 10-KSB.

OVERVIEW
We are a specialty finance company that facilitates and provides students with funds for higher education. Equipped with proprietary analytical models and decision tools, we are able to identify and provide customized financial products to students in a more competitive and customer friendly manner. We entered the student lending market as an originator and holder of private student loans and now also originate, lend, and hold FFELP loans.

In originating our private student loans, we use a unique and proprietary underwriting model which we believe provides us with a compelling competitive advantage. By combining traditional credit scoring methods with our proprietary underwriting matrix, which considers the loan applicant’s academic data, prior work experience, course of study, the educational institution which they are attending, and the amount being borrowed, we generate our own credit and repayment capability index which we believe is more insightful and predictive in determining an applicant’s future repayment capabilities. Our approach may offer students who would otherwise be disqualified under traditional credit scoring methods an opportunity to obtain funding for their education. In addition, we may be able to competitively price loans for students that would be viewed as undifferentiated under traditional methods employed by other student loan companies. We believe that no other educational finance company currently uses a similar approach to evaluating loan applicants or determining loan pricing. Our underwriting process adds another layer of analytical precision to traditional evaluation tools and helps us make more informed lending decisions.

In addition to our unique underwriting methodology, we take a highly focused approach to our marketing while maintaining one of the most diverse sourcing channels in the industry. Of the approximately 6,500 accredited institutions of higher education in the United States, we focus on a targeted subset of undergraduate and professional graduate institutions. The professional graduate disciplines that we target include law, business administration, engineering and medicine. These criteria define our lending and marketing methods. We believe that this targeted approach will consistently yield the optimal mix of attractive pricing, acceptable credit risk and a sufficiently deep base of potential customers. We use a highly diverse approach to sourcing potential customers which we believe will create more sustainable distribution channels than our competitors. We are one of the few companies in this sector to market directly to students. Our direct marketing channels include print advertising campaigns, direct mail campaigns, radio campaigns, Internet marketing campaigns and our branded MyRichUncle™ web site: www.MyRichUncle.com. In addition, we have developed indirect origination sources including referrals from third party referral companies for whom we may provide a private labeled set of student loan products. Equipped with our unique credit model, our focused marketing and diverse distribution channels, we believe we are well positioned to grow in the market for higher education products and services.

We generate revenues from: interest accrued and origination fees on our student loan portfolio, origination and management fees paid to us by the Education Empowerment Fund for the generation and management of PrePrimeTM loans, subscription and service revenues from our online college application business, and gains from the sale or securitizations of portfolios of our student loans.

The Company’s earnings and growth in earnings are directly affected by the size of its portfolio of student loans, the interest rate characteristics of our student loan portfolios, and the costs associated with originating, financing, and managing our student loan portfolios. The Company’s income is primarily generated by securitization income and interest income, or net interest earned on its student loan portfolios. Our quarterly revenue, operating results and profitability vary and may continue to vary on a quarterly basis primarily because of the timing, size and structure of any securitizations we may execute.

In June 2007, the Company completed its first securitization of private student loans. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. The debt instruments that the trust issues to finance the purchase of these student loans are obligations of the trust, and not obligations of the Company. On a going forward basis, the Company plans to either sell or securitize student loan portfolios, which will generate a gain on sale for the Company for this asset. The timing of such an event is dependent on several factors, including but not limited to the following: the size of the Company’s student loan portfolios, the financial ability of the Company to hold this asset, the market at the time of the transaction for this asset class, and the ability of the Company to support the requirements for a sale or securitization transaction. The Company believes that it is likely to have one or two securitization transactions before the conclusion of its fiscal year on June 30, 2008.

The gain that the Company books when it securitizes is driven by the ability of the Company to book the expected future residual cash flow, the excess of the securitized portfolios collections and releases from transaction reserve funds over the amount required to service the securitization debt, as an asset on its balance sheet post the sale of loans to the securitization trust. Because there are no readily available prices for such residual assets, GAAP accounting allows the Company to compute the fair value by discounting projected residual cash flows, which are determined based upon assumptions regarding collateral performance and discount rates that the Company believes are reasonable. If actual performance were to deviate negatively from these assumptions, the Company would be required to write-down its residual interest to its new fair value assumption resulting in a loss. The Company is required to re-evaluate its valuation of the residual interest in its securitization on a quarterly basis.

Interest income is primarily impacted by the size of the portfolio and the Company’s management of its portfolio for defaults and delinquencies. Since the Company’s private student loan portfolio floats with LIBOR either monthly or quarterly, the Company feels it has very limited interest rate exposure on this asset. Post-origination, the private student loan portfolio is most affected by rates of default, delinquencies, recoveries, and prepayments. The Company originated its first private student loan in June 2005, so our portfolio is not highly seasoned.

In determining the adequacy of the allowance for the loan losses on our private student loan portfolio, the Company considers several factors, including loans in repayment vs. those in deferred status, delinquency or default status, and recoveries.

The expenses we incur in operating our business include: bank fees charged for the origination of our student loans, referral marketing fees paid to our private label origination partners, interest and fee expense on the lines of credit with which we finance our student loans, servicing and custodial costs for our student loan portfolio, cost associated with hosting and developing our online college application business, the cost of marketing to our customers through direct-to-consumer channels such as direct mail, print and radio, and general corporate and administrative expenses, such as salaries and facilities expense. Operating expenses also include the depreciation of capital assets and amortization of intangible assets.

The Company does not believe inflation has a significant effect on its operations.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 2007, COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2006

REVENUE For the fiscal year ended June 30, 2007, the Company generated $10,142,388 in operating revenue compared to $1,244,492 last year. The significant increase over last year is primarily attributable to interest income on the Company’s growing student loan portfolio, which was $7,790,303 in fiscal 2007 compared to $1,206,160 in fiscal 2006. Origination processing fees generated by the Company’s origination of PrePrimeTM loans for Education Empowerment Fund I, LLC also contributed $458,127 to revenue in fiscal 2007. The Company originated $154.4 million in private student loans during the fiscal year ended June 30, 2007 compared to $38.9 million during the fiscal year ended June 30, 2006, an increase of 297%. Subscription and service revenue increased to $1,661,383 in fiscal 2007 compared to $26,423 in fiscal 2006, due to revenue generated by the Company's Embark subsidiary, which was acquired during the quarter ended March 31, 2007.

COST OF REVENUES For the fiscal year ended June 30, 2007, the Company incurred $10,994,203 in costs compared to $2,401,355 in fiscal 2006. The increase is primarily due to the growth in student loan origination volume that lead to higher credit facility interest expense and origination bank costs and private student loan referral costs, which were $6,195,281 and $991,149, respectively, for fiscal 2007, compared to $1,078,202 and $348,822, respectively, in fiscal 2006. For fiscal 2007, the Company increased its valuation reserve for private student loans by $2,783,045 based on its analysis of its rapidly growing private student loan portfolio; the valuation reserve was reduced by $312,906 due to charge-offs and a reversal of $2,469,853 due to the sale of loans into a securitization. Servicing and custodial costs for fiscal 2007 were $337,592 compared to $82,625 in fiscal 2006, the increase again attributable to growth in originations. The Company’s Embark subsidiary incurred $396,356 in expenses in fiscal year 2007 for the cost of its subscription and service revenue (see footnote 14 for more information on Embark).

OPERATING LOSS The operating loss in fiscal 2007 was $43,388,379 compared to an operating loss of $27,451,007 in fiscal 2006. In fiscal year 2007, operating expenses were $42,536,564 compared to $26,294,144 in fiscal 2006. Excluding the non-cash stock compensation expense associated with FAS 123R "Accounting for Stock Based Compensation" of $5,625,117 recorded in fiscal 2007, and $7,814,692 in fiscal 2006, operating expenses increased $18,431,995 to support the growth of the business as the volume of loans the Company originated increased. The increases in operating expenses were primarily in the areas of corporate general and administrative expenses, sales and marketing, operations expense and technology development. Depreciation and amortization expense was $5,880,233 in fiscal 2007 compared to $3,996,385 in fiscal 2006, primarily because of the amortization of deferred financing fees related to the Merrill Lynch and Nomura credit facilities.

OTHER INCOME In fiscal 2007, the Company’s net other income was $16,859,741 compared to $435,568 in fiscal 2006. The increase was driven by securitization income of $16,205,324 generated by the Company’s first securitization of its private student loan portfolio in June 2007 (see footnote 15 for more information on the securitization).

NET LOSS In fiscal 2007, the Company incurred a net loss after preferred stock dividends of $29,422,684, or $1.42 per share compared to $38,622,122, or $2.56 per share in fiscal 2006. The weighted average number of shares outstanding for fiscal 2007 was 20,720,628 shares compared to 15,100,652 shares for fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Due to recent disruptions in the credit markets precipitated by the subprime mortgage crisis, the Company’s cost of its current credit facilities have increased for the short term while these market disruptions are in effect to reflect current market interest and advance rates. In anticipation of this potential outcome, the Company began conversations with a number of other banks to broaden its warehouse funding channels and to ensure competitive economic terms.

On September 26, 2007, the Company signed a term sheet with a major European bank for a 5 year, $200 million credit facility for the funding of its private student loan portfolio which the Company expects to close, subject to final documentation and diligence, in the first half of October.

The Company’s originations have grown over 100% in the prior year. As such in addition to the credit facility mentioned above, the Company has received and is expecting additional term sheets from a number of investment and commercial banks for a complementary credit facility and has received terms from them for an additional facility in the size of $150 million. The Company expects to close an additional warehouse line with at least one or more of these counterparties over the next 60 days.

The Company currently expects to extend its credit facility with Merrill Lynch Bank USA (“MLBU”) which is up for renewal on December 24, 2007. The Company’s current agreement with MLBU provides Merrill Lynch with the right of first offer on financing the Company’s private student loan portfolio for a period of 3 years and up to $500 million in loan volume. In addition, Merrill Lynch owns a combined total of 1.9 million warrants of the Company’s stock at an average conversion price of $3.50 to $3.80, of which approximately 50% have not yet vested and will vest upon renewal.

The Company believes that the expected increased cost of warehouse financing for its collateral prior to securitization would only have a minor impact on the overall income it expects to generate on the loans. For example, assuming that the Company had to bear an increase of 50 basis points in financing costs for its warehouse facility in the prior fiscal year, the Company estimates that its facility interest expense would have increased by approximately $450,000 in the prior fiscal year, and the yield on the private student loans securitized in June 2007 by the Company, which was 13% of the balance of the loans securitized, would have been reduced by 0.3%.

CASH AND CASH EQUIVALENTS AND ACCOUNTS RECEIVABLE As of June 30, 2007, the Company had unrestricted cash and cash equivalents of $11,605,531, restricted cash of $3,153,840, and accounts receivable of $1,979,058 compared to unrestricted cash of $17,899,504, restricted cash of $2,975,430, and accounts receivable of $4,167 as of June 30, 2006. $2.1 million of the June 30, 2007 balance of restricted cash is security for the Company’s subsidiaries’ loan purchase and sale agreements with Doral Bank which fluctuates with the volume of the loans originated. Accounts receivable are related to business activity generated by our Embark subsidiary.

The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s uninsured cash balances were approximately $13,506,587 and $19,782,730, respectively for the years ended June 30, 2007 and June 30, 2006.

STUDENT LOAN RECEIVABLES As of June 30, 2007 the Company had a balance of private student loan receivables (net of reserves) of $5,441,174 compared to $38,749,736 as of June 30, 2006. The amount on the Company’s balance sheet decreased as a result of the Company’s securitization of $137.8 million private student loans in June 2007. During the fiscal year the Company originated private student loans which were subsequently securitized, thereby removing them from the Company’s balance sheet. At June 30, 2007 the Company also had $11,191,957 in securitization accounts receivable (see footnote 15 for more information on the securitization).

At June 30, 2007, the Company had a balance of $7,394,702 of federal student loan receivables compared to zero at June 30, 2006. The Company launched its federal student loan program in fiscal 2007.

FIXED ASSETS At June 30, 2007 the Company had $1,552,886 of net fixed assets compared to $537,131 at June 30, 2006. The increase is due to continued investment in the Company’s technology platform for student loan originations.

OTHER ASSETS At June 30, 2007, the Company had $10,779,075 in other assets compared to $5,388,730 at June 30, 2006. The increase is primarily associated with the Company’s acquisition of Embark resulting in an investment asset of $2,824,480 and goodwill of $5,874,944 (see footnote 14 for more information on Embark). Security deposits were $955,019 at June 30, 2007 associated with the Company’s leases for office space and loan servicing contracts.

LIABILITIES Total liabilities were $21,458,959 at June 30, 2007 compared to $41,172,324 at June 30, 2006. In June 2007 the Company paid in full the Nomura facility by transferring the private student loans on the Nomura line to the MLBU facility. Then the Company substantially paid down the MLBU facility $129.6 million when it sold $137.8 million private student loans into its securitization on June 28, 2007. Client deposits and deferred contract revenues were $3,174,861 related to prepaid annual school contracts and application fees collected on behalf of client schools generated by our Embark subsidiary. As of June 30, 2007, the Company had $3,835,193 in accounts payable and $457,578 in accrued expenses, compared to $1,410,865 and $870,571, respectively as of June 30, 2006.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Contractual Obligations

	Total	Current	1-3 years	3-5 years
Long Term Debt	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0
Operating Leases	$9.7 million	$1.1 million	$4.4 million	$4.2 million
Unconditional Purchase Obligations	$0	$0	$0	$0
Other Long-Term Obligations	$0	$0	$0	$0
Total Contractual Cash Obligations	$9.7 million	$1.1 million	$4.4 million	$4.2 million

The Company leases office equipment and corporate space under leases with terms between one and seven years. Monthly payments under the current leases range from $200 to $142,375; the monthly rent on the Company’s headquarters increases to $150,750 after the first three years. The Company is required to pay its pro rata share of costs related to certain of the leased facilities.

Commercial Commitments

	Total	Current	1-3 years	3-5years
Lines of Credit	$11.7 million	$11.7 million	$0	$0
Standby Letters of Credit	$0	$0	$0	$0
Guarantees	$0	$0	$0	$0
Standby Repurchase Obligations	$0	$0	$0	$0
Other Commercial Commitments	$1.4 million	$1.4 million	$0	$0
Total Commercial Commitments	$13.1 million	$13.1 million	$0	$0

The Company has a renewable $175 million credit facility with Merrill Lynch, terms of which are described in the Notes to the Consolidated Financial Statements filed with this annual report on Form 10-KSB. The Company had an outstanding balance of $11,711,393 on its credit facility with Merrill Lynch at June 30, 2007 and $17,863,560 at June 30, 2006. The Company had an outstanding balance on its credit facility with Nomura of $18,732,264 at June 30, 2006. During fiscal 2007 the Company paid off the Nomura credit facility. The Company’s subsidiaries have loan purchase and sale agreements with Doral Bank and at June 30, 2007, the Company had total commitments to Doral Bank of $1,398,529 compared to $806,182 at June 30, 2006.

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

Operationally, the Company is seeking continuous improvement in its internal processes and systems to shorten the time frame from when a customer initiates a credit request to when the Company disburses the approved loan, and continues to make progress in this area. The Company continues to attempt to better understand the customer service experience so that prospective and current borrowers can more easily understand the terms and conditions of the Company’s product offerings versus the Company’s competitors and more easily comply with the Company’s information requests required to underwrite the credit requested.

OFF-BALANCE SHEET ARRANGEMENTS/TRANSACTIONS

None.

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

Item 7. Financial Statements.

The financial statements and related financial statement schedule are included herein and filed as a part of this report. See Index on page 31.

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

Item 8B. Other Information.

On July 19, 2007, our board of directors approved an increase in the annual cash retainer paid to non-employee directors to $15,000 from $10,000.

On September 28, 2007, the Company and Merrill Lynch amended the Company’s warehouse line, effective October 15, 2007, to increase the cost of the warehouse line to market rates and to change the renewal amount to $145 million, which the Company believes will increase the Company’s interest costs between the amendment date and the renewal date by approximately $100,000.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information required by Item 9 of this annual report on Form 10-KSB is incorporated herein by reference to the Company’s definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended June 30, 2007 and distributed in connection with the Company’s 2007 Annual Meeting of Stockholders.

Item 10. Executive Compensation.

The information required by Item 10 of this annual report on Form 10-KSB is incorporated herein by reference to the Company’s definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended June 30, 2007 and distributed in connection with the Company’s 2007 Annual Meeting of Stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 11 of this annual report on Form 10-KSB is incorporated herein by reference to the Company’s definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended June 30, 2007 and distributed in connection with the Company’s 2007 Annual Meeting of Stockholders.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 12 of this annual report on Form 10-KSB is incorporated herein by reference to the Company’s definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended June 30, 2007 and distributed in connection with the Company’s 2007 Annual Meeting of Stockholders.

Item 13. Exhibits.

(a)   The following exhibits are to be filed as part of this report:

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
3.1	Amended and Restated Certificate of Incorporation.*
3.2	Amended and Restated By-laws.	Exhibit 3.1 to Company's Current Report on Form 8-K, filed with the SEC on September 28, 2007, File No. 000-33487
4.1	Amended and Restated 2004 Omnibus Incentive Plan.	Appendix C to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
4.2	2005 Consultant Incentive Plan.	Appendix B to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
4.3	Form of ISO Award Agreement under Amended and Restated 2004 Incentive Plan.*
4.4	Form of NQO Award Agreement under Amended and Restated 2004 Incentive Plan.*
4.5	Form of Restricted Stock Award Agreement under Amended and Restated 2004 Incentive Plan.*
10.2	Loan Program Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY, FSB.	Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2005, File No. 000-33487.
10.3	Loan Sale Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY, FSB.	Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2005, File No. 000-33487.
10.4	Sublease dated April 26, 2005 between ISID Finance of America, Inc. and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2005, File No. 000-33487.
10.5	Guaranty of Edwin J. McGuinn, Jr. in favor of ISID Finance of America, Inc. dated April 26, 2005.	Exhibit 10.2 to Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2005, File No. 000-33487.
10.6	Securities Purchase Agreement by and among the Company and the purchasers of Series B Convertible Preferred Stock.	Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2006, File No. 000-33487.
10.7	Amended Employment Agreement dated September 27, 2007 between the Company and Edwin J.McGuinn, Jr.	Exhibit 10.1 to Company's Current Report on Form 8-K, filed with the SEC on September 28, 2007, File No. 000-33487
10.8	Employment Agreement of Raza Khan.*
10.9	Employment Agreement of Vishal Garg.*
10.10	Office Lease for 590 Madison Avenue.*
14	Code of Ethics.	Exhibit 14 to Company’s Annual Report on Form 10-KSB, filed with the SEC on March 22, 2005, File No. 000-33487.
21	Subsidiaries of the Company.*
23	Consent of Bagell, Josephs, Levine & Company, LLC.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
________________
* filed herewith

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of this annual report on Form 10-KSB is incorporated herein by reference to the Company’s definitive proxy statement, which is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended June 30, 2007 and distributed in connection with the Company’s 2007 Annual Meeting of Stockholders.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

Date: September 28, 2007	MRU HOLDINGS, INC.

/s/ Edwin J. McGuinn, Jr.
By: Edwin J. McGuinn, Jr.
Its: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: September 28, 2007	/s/ Edwin J. McGuinn, Jr.
By: Edwin J. McGuinn, Jr.
Its: Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 28, 2007	/s/ Vishal Garg
By: Vishal Garg
Its: Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date: September 28, 2007	/s/ Raza Khan
By: Raza Khan
Its: President and Director

Date: September 28, 2007	/s/ Richmond T. Fisher
By: Richmond T. Fisher
Its: Director

Date: September 28, 2007	/s/ David Bushley
By: David Bushley
Its: Director

Date: September 28, 2007	/s/ Michael M. Brown
By: Michael M. Brown
Its: Director
Date: September 28, 2007	/s/ Sunil Dhaliwal
By: Sunil Dhaliwal
Its: Director

Date: September 28, 2007	/s/ Andrew Mathieson
By: Andrew Mathieson
Its: Director

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
3.1	Amended and Restated Certificate of Incorporation.*
3.2	Amended and Restated By-laws.	Exhibit 3.1 to Company's Current Report on Form 8-K, filed with the SEC on September 28, 2007, File No. 000-33487
4.1	Amended and Restated 2004 Omnibus Incentive Plan.	Appendix C to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
4.2	2005 Consultant Incentive Plan.	Appendix B to the Definitive Proxy Statement on Form 14A, filed with the SEC on September 7, 2005, File No. 000-33487.
4.3	Form of ISO Award Agreement under Amended and Restated 2004 Incentive Plan.*
4.4	Form of NQO Award Agreement under Amended and Restated 2004 Incentive Plan.*
4.5	Form of Restricted Stock Award Agreement under Amended and Restated 2004 Incentive Plan.*
10.2	Loan Program Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY, FSB.	Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2005, File No. 000-33487.
10.3	Loan Sale Agreement dated July 25, 2005 between MRU Lending, Inc. and Doral Bank NY, FSB.	Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2005, File No. 000-33487.
10.4	Sublease dated April 26, 2005 between ISID Finance of America, Inc. and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2005, File No. 000-33487.
10.5	Guaranty of Edwin J. McGuinn, Jr. in favor of ISID Finance of America, Inc. dated April 26, 2005.	Exhibit 10.2 to Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2005, File No. 000-33487.
10.6	Securities Purchase Agreement by and among the Company and the purchasers of Series B Convertible Preferred Stock.	Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2006, File No. 000-33487.
10.7	Amended Employment Agreement dated September 27, 2007 between the Company and Edwin J.McGuinn, Jr.	Exhibit 10.1 to Company's Current Report on Form 8-K, filed with the SEC on September 28, 2007, File No. 000-33487
10.8	Employment Agreement of Raza Khan.*
10.9	Employment Agreement of Vishal Garg.*
10.10	Office Lease for 590 Madison Avenue.*
14	Code of Ethics.	Exhibit 14 to Company’s Annual Report on Form 10-KSB, filed with the SEC on March 22, 2005, File No. 000-33487.
21	Subsidiaries of the Company.*
23	Consent of Bagell, Josephs, Levine & Company, LLC.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
________________
* filed herewith

BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants

High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
MRU Holdings, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of MRU Holdings, Inc. and Subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MRU Holdings, Inc. and Subsidiaries as of June 30, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 16 to the financial statements, the accompanying June 30, 2006 consolidated financial statements have been restated.

/s/BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
September 28, 2007

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND 2006

ASSETS
		(Restated)
	2007	2006
ASSETS:
Cash and cash equivalents	$11,605,531	$17,899,504
Restricted cash	3,153,840	2,975,430
Accounts receivable	1,979,058	4,167
Private student loans receivable, held for sale, lower of cost or market	6,256,092	39,564,367
Valuation Reserve for private student loans receivable	(814,918)	(814,631)
Federally insured student loans receivable, held for sale, lower of cost or market	7,394,702	0
Accounts receivable from securitizations	11,191,957	0
Fixed assets, net of depreciation	1,552,886	537,131
Security deposits	955,019	30,248
Intangible assets, net of amortization	2,824,480	98,960
Goodwill	5,874,944	0
Investment in Education Empowerment Fund I, LLC	322,071	120,000
Due from affiliates	802,561	0
Deferred financing fees, net of amortization	0	5,139,522
Prepaid expenses and other assets	1,093,991	388,477

TOTAL ASSETS	$54,192,214	$65,943,175

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$3,835,193	$1,410,865
Accrued expenses	457,578	870,571
Accrued payroll	592,215	161,609
Client deposits	898,729	0
Deferred contract revenue	2,276,132	0
Notes payable - Doral Bank FSB NY	1,398,529	806,182
Notes payable - Merrill Lynch	11,711,393	17,863,560
Notes payable - Nomura Credit & Capital	0	18,732,264
Deferred origination fee revenue	226,318	1,327,273
Other liabilities	62,872	0

Total Liabilities	21,458,959	41,172,324

STOCKHOLDERS' EQUITY
Preferred Stock, Series B, $.001 par value; 25,000,000 shares authorized
8,237,264 and 7,631,580 shares issued and outstanding as of June 30, 2007 and June 30, 2006	8,237	7,632
Common Stock, $.001 par value; 200,000,000 shares authorized, 25,714,393 and		0
17,593,565 issued and outstanding as of June 30, 2007 and June 30, 2006	25,714	17,593
Additional paid-in capital	68,788,404	42,109,712
Additional paid-in capital - options	13,038,261	7,518,079
Additional paid-in capital - Series B beneficial conversion feature	14,263,768	10,847,759
Additional paid-in capital - warrants	15,453,701	16,449,131
Accumulated other comprehensive income	2,756,908	0
Accumulated deficit	(81,601,738)	(52,179,055)

Total Stockholders' Equity	32,733,255	24,770,851

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,192,214	$65,943,175

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

		(Restated)
	Year Ended	Year Ended
	June 30, 2007	June 30, 2006
OPERATING REVENUE:
Referral income - consolidation student loans	$-	$-
Referral income - private student loans	63	1,889
Loan portfolio interest income - private student loans	7,790,303	1,206,160
Loan portfolio interest income - federal student loans	119,212	0
Origination fee revenue - private loans	110,401	9,526
Origination processing fees	458,127	0
Late payment fee revenue	2,898	494
Subscription and service revenue	1,661,383	26,423

Total Operating Revenue	10,142,388	1,244,492

COST OF REVENUES
Referral marketing costs - consolidation student loans	0	23,300
Referral marketing costs - private student loans	991,149	348,822
Facility interest and origination bank costs	6,195,281	1,078,202
Valuation reserve provision - private student loans	2,921,241	814,631
Consulting and hosting	152,583	53,775
Cost of subscription and service revenue	396,356	0
Servicing and custodial costs	337,592	82,625

Total Cost of Revenues	10,994,203	2,401,355

GROSS PROFIT/(LOSS)	(851,815)	(1,156,863)

OPERATING EXPENSES
Corporate general and administrative expenses	12,283,549	9,609,122
Sales and marketing expenses	13,944,598	7,447,426
Operations expenses	5,178,003	2,522,738
Technology development	3,296,223	1,466,705
Legal expenses	973,873	590,513
Other operating expenses	980,084	661,255
Depreciation and amortization	5,880,233	3,996,385

Total Operating Expenses	42,536,564	26,294,144

OPERATING (LOSS)	(43,388,379)	(27,451,007)

OTHER INCOME/(EXPENSE)
Securitization Income	16,205,324	0
Interest income	472,222	428,201
Interest expense	(7,421)	(23,501)
Other non-operating income	189,617	30,868

Total Other Income/(Expense)	16,859,741	435,568

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(26,528,638)	(27,015,439)
Provision for income taxes	0	0

NET (LOSS)	$(26,528,638)	$(27,015,439)

LESS PREFERRED STOCK DIVIDEND	(2,894,047)	(11,606,683)

NET (LOSS) APPLICABLE TO COMMON SHARES	$(29,422,684)	$(38,622,122)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(1.42)	$(2.56)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	20,720,628	15,100,652

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

		(Restated)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(26,528,638)	$(27,015,439)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,880,233	3,996,385
Increase in stock options outstanding - options expense	5,625,117	7,814,692
(Decrease) in stock options outstanding - options exercise	(104,934)	(296,613)
(Increase) in tax provision valuation stock options outstanding	(1,912,540)	(2,656,995)
Increase in valuation reserve - private student loans	313,192	814,631
(Decrease) in valuation reserve - private student loans charged-off	(312,906)	0
		0
Changes in assets and liabilities		0
Decrease/(Increase) in accounts receivable	(1,974,891)	16,079
(Increase) in restricted cash	(178,410)	(2,975,430)
Decrease in collateral deposit - student loans	0	250,000
(Increase) in prepaid expenses and other current assets	(734,519)	(254,937)
(Increase) in due from affiliates	(714,684)	0
Decrease/(Increase) in security deposits	(924,771)	362,715
(Increase) in private student loans receivable, held for sale	(104,429,023)	(39,405,888)
(Increase) in federal student loans receivable, held for sale	(7,394,702)	0
Increase in accounts payable and accrued expenses	2,455,076	1,039,898
Increase/(Decrease) in accrued payroll	430,606	(64,035)
Increase in deferred contract revenue	37,737	0
Increase in client deposits	898,729	0
(Decrease)/Increase in deferred origination fee revenue	(1,100,955)	1,319,885

Total adjustments	(104,141,646)	(30,039,614)

Net cash (used in) operating activities	(130,670,284)	(57,055,053)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(1,403,970)	(573,977)
Acquisition of intangible assets	(6,320,143)	0
Increase in receivables from securitizations	(8,435,049)	0
(Increase) in Education Empowerment Fund I, LLC	(202,071)	(120,000)

Net cash (used in) investing activities	(16,361,233)	(693,977)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in advances - originating loan program agreements	102,885,451	37,624,454
(Decrease) due to repayments - originating loan program agreements	(102,292,304)	(36,818,272)
Increase in advances - Nomura Credit and Capital credit facility	730,923	19,286,667
(Decrease) due to repayments - Nomura Credit and Capital credit facility	(19,463,187)	(554,403)
Increase in advances - Merrill Lynch credit facility	128,475,796	17,920,204
(Decrease) due to repayments - Merrill Lynch credit facility	(134,627,964)	(56,644)
Sale of private student loans receivable into securitization	137,737,298	0
Proceeds from conversion of warrants and options	26,182,531	1,052,856
Increase in deferred tax due to stock options outstanding	1,912,540	2,656,995
Gross proceeds from sale of Series B convertible preferred issuance	0	29,000,000
Costs associated with Series B convertible preferred subscriptions	0	(832,845)
(Increase) in deferred financing fees	(803,542)	(525,000)

Net cash provided by financing activities	140,737,543	68,754,012

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(6,293,973)	11,004,982

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	17,899,504	6,894,522

CASH AND CASH EQUIVALENTS - END OF YEAR	$11,605,531	$17,899,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEARS FOR:
Interest expense	$6,202,703	$1,101,703
Income taxes	0	$0
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of preferred stock in conversion of dividends payable	$2,301,596	$522,381
Accrued Series B stock dividends	$77,182	$599,750
Preferred stock converted into common shares	0	$3,448
Cashless exercise of warrants	$500,283	$0
Issuance of warrants	0	$2,987,481
The Company purchased certain assets and assumed certain liabilities per the Asset
Purchase Agreement with The Princeton Review as follows:

Fair Value of Intangible Assets Acquired	$3,000,000	$0
Goodwill	$5,874,944	$0
Cash paid	$(6,320,143)	$0
Liabilites Assumed	$2,554,801	$0

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
ACCUMULATED OTHER COMPRESHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

										Additional
								Additional	Additional	Paid-In	Accumulated
	Series A		Series B				Additional	Paid-In	Paid-In	Capital	Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Capital -	Capital -	- Series B	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Options	Warrants	Ben Conv	Income	(Deficit)	Total
Balance, June 30, 2005 , as restated	3,250,006	$3,250	0	$0	13,664,502	$13,664	$12,601,066	$0	$13,461,650	$0	$0	$(13,525,076)	$12,554,552

Exercise of warrants					339,790	340	406,016						$406,356
Exercise of options					141,250	141	646,359	(296,613)					$349,887
Issuance of Series A preferred stock dividend	198,017	198					296,747					(191,029)	$105,916
Conversion of Series A preferred stock, January 2006	(3,448,023)	(3,448)			3,448,023	3,448							$0
Issuance of Series B preferred stock, net of expenses, May 2006			7,631,580	7,632			28,159,524			10,516,318		(10,516,318)	$28,167,156
Accrue Series B preferred stock dividend										331,441		(931,193)	$(599,752)
Accrue warrants issued to Merrill Lynch									2,987,482				$2,987,482
Accrue FAS123R stock option expense								7,814,692					$7,814,692
Net (loss) for the year ended June 30, 2006												(27,015,439)	$(27,015,439)
Balance, June 30, 2006, as restated	0	$0	7,631,580	$7,632	17,593,565	$17,593	$42,109,712	$7,518,079	$16,449,131	$10,847,759	$0	$(52,179,055)	$24,770,852

Exercise of warrants					7,953,248	7,953	26,123,243		(500,283)				$25,630,913
Exercise of options					167,580	168	555,449	(104,934)					$450,683
Accrue Series B preferred stock dividend										1,115,018		(2,894,044)	$(1,779,026)
Issuance of Series B preferred stock dividend, June 2006			605,684	605						2,300,991			$2,301,595
Revaluation of warrants issued to Merrill Lynch									(495,148)				$(495,148)
Accrue FAS123R stock option expense								5,625,117					$5,625,117
Revaluation of residual securitization interest											2,756,908		$2,756,908
Net (loss) for the year ended June 30, 2007												(26,528,638)	$(26,528,638)
Balance, June 30, 2007	0	$0	8,237,264	$8,237	25,714,393	$25,714	$68,788,404	$13,038,261	$15,453,700	$14,263,768	$2,756,908	$(81,601,737)	$32,733,256

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND JUNE 30, 2006

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated in Delaware on March 2, 2000. On July 6, 2004 the Company changed its name to MRU Holdings, Inc. On May 20, 2005 the Board of Directors of the Company approved a change in the Company’s year end from December 31st to June 30th.

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

Revenue Recognition

The Company records its revenue on an accrual basis, whereby revenue is recognized when earned and expenses recognized when incurred.

The Company recognizes referral income from referring consolidation and private student loan requests to other lenders when payments are received from referral partners, since referral partners only remit payments for those borrowers after the referred borrowers have completed the loan process. As of June 30, 2007, the Company has terminated all referral agreements to consolidation and private lenders and will only be paid in the future for referral income from previously referred borrowers funded by other lenders.

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

For the fiscal year ended June 30, 2007, the Company incurred $6,195,281 in credit facility interest costs related to the collateralization of its student loan receivables portfolios and originating bank costs, $991,149 in referral marketing costs related to the generation of the Company’s private student loans, $337,592 in student loan servicing and custodial costs, $152,583 in consulting and hosting costs for the scholarship search and college application products and $396,356 in cost of subscription and service revenue related to college application products.

For the fiscal year ended June 30, 2006, the Company incurred $1,078,202 in credit facility interest costs related to the collateralization of its private student loan portfolios and originating bank costs, $348,822 in referral marketing costs related to the generation of the Company’s private student loans, $82,625 in student loan servicing and custodial costs, and $53,775 in consulting and hosting costs for the scholarship search product and $23,300 in referral marketing costs related to referring consolidation loan borrowers to other lenders.

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

For the fiscal year ended June 30, 2007, the Company recorded $814,918 as a valuation reserve for its private student loans receivable, representing an additional provision of $2,783,045 and reductions of $312,906 due to charge-offs and a reversal of $2,469,853 due to the sale of loans into a securitization compared to the fiscal year ended June 30, 2006. For the fiscal year ended June 30, 2006, the Company recorded $814,631 as a valuation reserve for its private loans receivable.

The Company places a private student loan receivable on nonaccrual status and charges off the loan when the collection of principal and/or interest is 180 days past due or if the Company learns of an event or circumstance, which in the Company’s judgment causes the loan to have a high probability of nonpayment, even before the collection of principal and/or interest is 180 days past due. The Company’s third party servicer works with borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the Company and accepted by the third party servicer that is consistent with established loan program servicing procedures and policies. Loan granted deferment or forbearance will move off principal and/or interest repayment, although these loans will continue to accrue interest. The Company works with the servicer in identifying borrowers who may be delinquent on their loans due to misinformation (students frequently change addresses) or availing the student borrower deferment or forbearance. The Company actively manages its servicing and collection process to optimize the performance of our student loans receivable portfolios. For the period ended June 30, 2007, the Company recorded charge-offs and placed on non-accrual loans totaling $312,906.

An analysis of the Company’s valuation reserve is presented in the following table for the fiscal  years ended June 30, 2007 and 2006:

	Fiscal Year Ended June 30, 2006	Fiscal Year Ended June 30, 2007

Balance at beginning of period	$0	$814,631
Valuation reserve increase/(decrease)
Federally insured loans	0	0
Private student loans	814,631	2,783,045
Total valuation reserve change	814,631	2,783,045

Charge-offs net of recoveries
Federally insured loans	0	0
Private student loans	0	(312,906)
Net Charge-offs	0	(312,906)

Loans sold into securitization	0	(2,469,853)

Balance at end of period	$814,631	$814,918

Private student loan valuation reserve as a percentage
of the private student loansreceivable portfolio	2.06%	13.0%

For the fiscal year ended June 30, 2007, the Company originated approximately $8.1 million in loans under the U.S. Department of Education’s Federal Family Education Loan Program (FFELP) provisions. The amount of valuation reserve for this portfolio is zero as the risk of loss is deminimus.

Cash and Cash Equivalents/Restricted Cash

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2007 and 2006, the Company’s uninsured cash balances total $13,506,587 and $19,782,730, respectively.

Included in cash and cash equivalents are restricted cash deposits that are not readily available to the Company for working capital purposes. At June 30, 2007 and 2006, the Company’s restricted cash balances were $3,153,840 and $2,975,430, respectively.

Security Deposits

As of June 30, 2007 and 2006, the Company had $955,019 and $30,248 respectively in security deposits held and controlled by other parties to secure lease agreements the Company has for office space and facilities in New York City, on deposit with the Securities and Exchange Commission (SEC) for future SEC filings and on deposit related to servicing agreements.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Computer network equipment	3 Years
Leasehold improvements	3 Years
Furniture and fixtures	3 Years

Investment in Education Empowerment Fund I, LLC (f/k/a Achiever Fund I, LLC)

On April 18, 2006, the Company entered into a definitive agreement with a consortium of European financial institutions with significant experience in consumer lending and specialty financial products to support the launch and origination of Preprime™ student loans. These private student loans address the market of post-secondary school borrowers who are currently unable to meet traditional private student loan underwriting criteria, e.g. thin or no credit history, insufficient earnings history, etc. The Company is both the managing member (through its Education Empowerment Funding I, LLC (f/k/a Achiever Funding LLC affiliate) and a minority investor in the Education Empowerment Fund I, LLC (f/k/a Achiever Fund I LLC). As of June 30, 2007, the Company’s investment percentage in these affiliates was less than five (5%) percent.

On April 27, 2007, Education Empowerment SPV LLC, a wholly-owned, special purpose subsidiary of Education Empowerment Fund I, LLC, entered into a $100 million revolving credit facility for the origination and funding of PreprimeTM student loans with an asset backed commercial paper conduit managed by DZ Bank AG. The facility has a five year term. The proceeds from the initial draw down on the facility were used to return a significant portion of invested capital to Education Empowerment Fund I, LLC’s members. The line of credit expands the capacity of the fund to acquire PrePrimeTM student loans originated by the Company. The line of credit is solely an obligation of the fund. There is no recourse to the Company.

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

a.
The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights. (Education Empowerment Fund I, LLC is controlled by a board of directors with voting rights held by the equity investors).

b.	The obligation to absorb the expected losses of the entity (Gains and losses are allocated to members based on their respective investments).
c.	The right to receive the expected residual return of the entity (Residual interests are returned to the members in a pro rata distribution based on their respective percentage interests)

3.
The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. (Voting Rights: The agreement requires the unanimous vote of the members; under Delaware law, managers who are also members have the same rights and powers of other members unless the operating agreement provides otherwise. Entity Activities: Education Empowerment Fund I, LLC provides student loans to unrelated third parties and thereby generates profits which are allocated to the members in proportion to their respective percentage interests.)

The Company accounts for this investment at the lower of cost or fair value, which is the Company’s investment basis (cost), per EITF 03-16, Accounting for Investments in Limited Liability Companies.

Securitization Accounting

To meet the sale criteria of SFAS No. 140, the Company’s securitization uses a two-step structure with a Qualified Special Purpose Entity (“QSPE”) that legally isolates the transferred assets from the Company, even in the event of bankruptcy. The transactions are also structured, in order to meet sale treatment, to ensure that the holders of the beneficial interests issued by the QSPE are not constrained from pledging or exchanging their interests, and that the Company does not maintain effective control over the transferred assets.

The Company assessed the financial structure of the securitization to determine whether the trust or other securitization vehicle meets the sale criteria as defined in SFAS No. 140 and accounts for the transaction accordingly. To be a QSPE, the trust must meet all of the following conditions:
• It is demonstrably distinct from the Company and cannot be unilaterally dissolved by the Company and at least 10 percent of the fair value of its interests is held by independent third parties.
• The permitted activities in which the trust can participate are significantly limited. These activities are entirely specified up-front in the legal documents creating the QSPE.
• There are limits to the assets the QSPE can hold; specifically, it can hold only financial assets transferred to it that are passive in nature, passive derivative instruments pertaining to the beneficial interests held by independent third parties, servicing rights, temporary investments pending distribution to security holders and cash.
• It can only dispose of its assets in automatic response to the occurrence of an event specified in the applicable legal documents and must be outside the control of the Company.

Retained Interests in Securitizations

The Company securitizes its student loan assets and for transactions qualifying as sales retains Residual Interests, all of which are referred to as the Company’s Accounts Receivable from Securitizations. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The investors of the securitization trusts have no recourse to the Company’s other assets should there be a failure of the student loans to pay when due.

The Company recognizes the resulting gain on student loan securitizations in the consolidated statements of operations. This gain is based upon the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The component in determining the fair value of the assets received that involves the most judgment is the Residual Interest. The Company estimates the fair value of the Residual Interest, both initially and each subsequent quarter, based on the present value of future expected cash flows using management’s best estimates of the following key assumptions — defaults, recoveries, prepayment speeds, interest rates on the asset backed bonds, the forward interest rate curve and discount rates commensurate with the risks involved. Quoted market prices are not available for the Residual Interest. The Company accounts for its Residual Interests as available-for-sale securities. Accordingly, Residual Interests are reflected at market value with temporary changes in market value reflected as a component of accumulated other comprehensive income in stockholders’ equity.

The Company records interest income and periodically evaluates its Residual Interests for other than temporary impairment in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Under this guidance, each quarter, the Company estimates the cash flows to be received from its Residual Interests which are used prospectively to calculate a yield for income recognition. In cases where the Company’s estimate of future cash flows results in a decrease in the yield used to recognize interest income compared to the prior quarter, the Residual Interest is written down to fair value, first to the extent of any unrealized gain in accumulated other comprehensive income, then through earnings as an other than temporary impairment.

Income Taxes

The income tax benefit is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Sales and Marketing

The Company expenses the costs associated with sales and marketing as incurred. Sales and marketing expenses, included in the statements of operations for the years ended June 30, 2007 and 2006 were $13,944,598 and $7,447,426, respectively.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS for the years ended June 30, 2007 and June 30, 2006:

	June 30, 2007	June 30, 2006
		(Restated)
Net (loss) applicable to common shares	$(29,422,684)	$(38,622,122)
Weighted-average common stock
Outstanding (Basic)	20,720,628	15,100,652
Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-
Weighted-average common stock
outstanding (Diluted)	20,720,628	15,100,652

For June 30, 2007 and 2006, warrants (6,833,929 and 15,604,968) were not included in the computation of diluted EPS because inclusion would have been antidilutive. For June 30, 2007 and 2006, options (5,737,807 and 4,320,485) were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Financial Instruments Disclosures of Fair Value

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Instruments, (FAS 107), requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

	June 30, 2007	June 30, 2006 (Restated)
Cash	$11,605,531	$17,899,504
Restricted cash	3,153,840	2,975,430
Accounts Receivable	1,979,058	4,167
Federal student loans, held for sale	7,394,702	0
Accounts Payable	3,835,193	1,410,865
Notes Payable - Doral Bank	1,398,529	806,182
Notes Payable - Merrill Lynch	11,711,393	17,863,560
Notes Payable - Nomura	0	18,732,264
Accounts Receivable from Securitizations	11,191,957	0

The fair value of the Accounts Receivable from Securitizations is internally calculated by discounting the projected cash flows to be received over the life of the trust. In projecting the cash flows to be received, the primary assumptions the Company makes relate to prepayment speeds, default and recovery rates, and cost of funds. These assumptions are developed internally. See Note 15 - Securitization, for further discussions regarding these assumptions. Carrying values approximate fair value for the other listed assets and liabilities because of their short time to realization.
Assets with fair values exceeding carrying amounts

	June 30, 2007
	Carrying Value	Fair Value
Private student loans receivable, held for sale, net of valuation reserve	$5,441,174	$6,023,110

Investment in Education Empowerment Fund I, LLC	$332,071	$341,546

	June 30, 2006 (restated)
	Carrying Value	Fair Value
Private student loan receivable, held for sale, net of valuation reserve	$38,749,736	$42,869,602

The Company determined the fair value of its student loans receivable through a net present value analysis on an individual loan basis. This analysis considered the 2004 United States Department of Education’s cohort default rates for Title IV post-secondary educational institutions, an individual loan basis of valuation, and estimated prepayment assumptions. As of June 30, 2007, the approximate 10.7% increase in fair value over the carrying value, which is the Company’s cost, results from this net present value modeling of future cash flows from the borrowers servicing these loans tempered by all of the above factors.

The fair value of the Investment in Education Empowerment Fund I, LLC was determined from the June, 2007 net asset value report provided to the investors in this entity.

Stock Based Compensation

At June 30, 2007, the Company had two stock-based compensation plans, the revised 2004 Omnibus Incentive Plan and the 2005 Consultant Incentive Plan, both of which were registered with the Securities and Exchange Commission in November, 2005. During the quarter ended December 31, 2005, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement 123(R), Share-Based Payments (FAS123R). FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to employees to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The Company recognized $5,625,117 in stock based compensation expense for the year ended June 30, 2007.

The Company recognized $7,814,692 in stock based compensation expense for the year ended June 30, 2006.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement 133 Accounting for Derivative Instruments and Hedging Activities and FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 155). SFAS 155 was effective for the Company beginning in the first quarter of fiscal 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative, which would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value to be recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of SFAS 155 did not have any material impact on the Company’s consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS 156, Accounting for the Servicing of Financial Assets, an amendment of FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 156). SFAS 140 required that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and required entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS 140 for subsequent measurement. SFAS 156 was effective for the Company beginning in the first quarter of fiscal 2007. The adoption of SFAS 156 did not have any material impact on the Company’s consolidated financial condition or results of operations.

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

In June 2007, the FASB ratified EITF Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in-capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. Management is currently evaluating the effect of this guidance on MRU Holding's financial condition and results of operations.

Reclassification

Certain amounts in the June 30, 2006 financial statements have been reclassified to conform to the June 30, 2007 presentation. There was no effect on net loss for the periods.

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

MRU Lending, Inc. (MRUL) and MRU Funding SPV, Inc. (MRUF) have loan purchase agreements with Doral Bank Federal Savings Bank New York (Doral Bank), an affiliate of the Doral Financial Corporation. Through November 30, 2005, MRUL had a loan purchase agreement with Webbank, a Utah state chartered financial institution and a wholly owned subsidiary of WebFinancial Corporation.

The Doral Bank-MRUL loan program is secured by a $1 million seven-day certificate of deposit held at Doral Bank, with assignment rights to Doral Bank. The Doral Bank-MRUF loan program is secured by a $2 million seven-day certificate of deposit held at Doral Bank, with assignment rights to Doral Bank.

Through June 30, 2007, the Company purchased the following private student loan volumes through its various subsidiary loan programs. All loans purchased through these loans programs are purchased at par, i.e. no discount, and without recourse or redemption features available to the originating bank.

○	The Doral Bank-MRU Lending loan program purchased approximately $18.5 million in private student loans.

○	The Doral Bank-MRU Funding SPV loan program purchased approximately $121.1 million in private student loans.

○	The Webbank-MRU Lending loan program purchased approximately $1.5 million in private student loans.

The Company has retained servicing rights on the loans purchased under its various subsidiary loan programs and has outsourced the servicing function to a third party, who remits funds collected to us along with monthly activity reports.

NOTE 4 -	FIXED ASSETS

Fixed assets consist of the following at June 30, 2007 and 2006:

	2007	2006
		(Restated)
Computer network equipment	$2,081,701	$691,872
Furniture and fixtures	71,033	57,912
Leasehold improvements	6,906	5,884
	2,159,640	755,668
Less: accumulated depreciation	(606,754)	(218,537)

Total fixed assets	$1,552,886	$537,131

Depreciation expense for the years ended June 30, 2007 and 2006 was $388,217 and $160,930, respectively.

NOTE 5 -	INTANGIBLE ASSETS

The Company acquired a scholarship resource database in July, 2005. After identification of tangible assets in this asset purchase, the Company paid and assigned a valuation of $148,440 to this intangible asset. The Company is amortizing this asset over a three year useful life.

The Company obtained a group of customer contracts, trademarks and technology, and a non-compete agreement related to a transaction with The Princeton Review (TPR) detailed in Note 14 - Acquisition. The transaction valued the group of customer contracts at $1,500,000, the trademarks and technology at $1,000,000 and a non-compete with TPR at $500,000. The group of customer contracts is amortized over a four year useful life. The trademarks and technology are amortized over a five year useful life. The non-compete is amortized over the agreement’s five year term.

As of June 30, 2007, the book value and accumulated amortization of the Company’s intangible assets follows.

		Accumulated
Intangible Asset	Book Value	Amortization

Customer Contracts	$1,375,000	$125,000
Trademarks & Technology	933,333	66,667
Non-compete Agreement	466,667	33,333
Scholarship Resource data	49,480	98,960

TOTAL	$2,824,480	$323,960

As of June 30, 2006, the book value and accumulated amortization of the Company’s intangible assets follows.

		Accumulated
Intangible Asset	Book Value	Amortization

Scholarship Resource data	$98,960	$49,480

TOTAL	$98,960	$49,480

NOTE 6 -	PROVISION FOR INCOME TAXES

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

There were no provisions for income taxes for the fiscal years ended June 30, 2007 and June 30, 2006.

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

The Company’s deferred tax asset, which the Company has set aside a valuation allowance at an equal amount, is due primarily to the expected tax benefit of the Company’s net operating losses. To-date, the Company’s operations have not generated any federal, state, or local taxes beyond the minimum filing requirements, which can not and have not been mitigated by operating loss carry forwards. The Company does not have an effective tax rate due to the Company’s lack of taxable profits to-date.

	2007	2006
		(Restated)
Deferred tax assets	$18,760,000	$8,680,000
Less: valuation allowance	(18,760,000)	(8,680,000)

Totals	$-	$-

At June 30, 2007 and 2006, the Company had accumulated net operating loss deficits of $53.6 million and $24.8 million, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. Note that the Company’s beneficial conversion features for the Series B Convertible Preferred Stock increase the Company’s accumulated deficit but does not contribute to net operating losses that can be used to offset future taxable income.

NOTE 7 -	STOCKHOLDERS’ EQUITY

Common Stock

There were 200,000,000 shares of common stock authorized, with 25,714,393 and 17,593,565 shares issued and outstanding at June 30, 2007 and 2006, respectively. The par value for the common stock is $.001 per share.

The following details the common stock transactions for the year ended June 30, 2007:

○	7,000 warrants were exercised at a price of $3.80/warrant
○	7,089,445 warrants were exercised at a price of $3.50/warrant
○	284,362 warrants were exercised at a price of $2.00/warrant
○	109,000 warrants were exercised at a price of $1.60/warrant
○	557,450 warrants were exercised at a price of $0.99/warrant
○	1,667 options were exercised at a price of $5.90/option
○	16,668 options were exercised at a price of $4.80/option
○	16,667 options were exercised at a price of $3.73/option
○	3,336 options were exercised at a price of $3.50/option
○	4,165 options were exercised at a price of $3.45/option
○	33,333 options were exercised at a price of $3.22/option
○	1,000 options were exercised at a price of $3.15/option
○	2,000 options were exercised at a price of $3.00/option
○	3,750 options were exercises at a price of $2.85/option
○	24,999 options were exercised at a price of $2.00/option
○	60,000 options were exercised at a price of $1.60/option

There were a total number of 7,953,248 warrants exercised for the year ended June 30, 2007 at a weighted average price of $3.29.

There were a total number of 167,585 options exercised for the year ended June 30, 2007 at a weighted average price of $2.69.

The following details the common stock transactions for the year ended June 30, 2006:

○	145,709 warrants were exercised at a price of $2.00/warrant
○	46,050 warrants were exercised at a price of $1.60/warrant
○	21,060 warrants were exercised at a price of $0.99/warrant
○	37,021 warrants were exercised at a price of $0.50/warrant
○	89,950 warrants were exercised at a price of $0.02/option
○	16,250 employee options were exercised at a price of $3.07/option
○	50,000 employee options were exercised at a price of $3.00/option
○	75,000 employee options were exercised at a price of $2.00/option
○	765,479 and 2,682,544 shares of Preferred Series A were voluntarily and mandatorily converted to common, respectively

There were a total number of 339,790 warrants exercised for the year ended June 30, 2006 at a weighted average price of $1.20.

There were a total number of 141,250 options exercised for the year ended June 30, 2007 at a weighted average price of $2.48.

A total of 765,479 and 2,682,544 shares of Preferred Series A were voluntarily and mandatorily converted to common, respectively.

Series B Convertible Preferred Private Placement

There were 25,000,000 shares of Series B convertible preferred stock authorized, with 8,237,264 and 7,631,580 shares issued and outstanding as of June 30, 2007 and 2006, respectively. The par value for this preferred issuance is $0.001 per share.

On December 30, 2005, the Controlling Series A Convertible Preferred Stockholders approved an amendment and restatement of the Company’s Certificate of Incorporation, to be effective on or about February 13, 2006, creating 12,000,000 shares of Series B Convertible Preferred Stock with a $0.001 par value and a $3.80 purchase price. The power, preferences, and rights of the Series B Convertible Preferred Stock set forth in the Amended and Restated Certificate of Incorporation include voting rights, dividends, liquidation preference, conversion rights, protective provisions, redemption, election of board of directors, and right of first refusal in any offerings of Series A Convertible Preferred Stock or Common Stock. Holders of Series B Convertible Preferred Stock have the right to convert at any time after the date of issuance.

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

On June 15, 2007, the Company paid dividends to holders of Series B Convertible Preferred Stock through the issuance of 605,684 additional shares of Series B Preferred.

For the years ended June 30, 2007 and 2006, the balances for the additional paid-in capital account for the beneficial conversion feature for the Series B Convertible Preferred Stock were $14,263,768 and $10,847,759, respectively. The Company will continue to record the beneficial conversion feature for the Series B Convertible Preferred stock for any new issuances or dividends accrued on this instrument.

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

ISOs and NQOs are granted at an exercise price not less than its fair value at the date of the grant. Options granted have a maximum term of ten years. Option-vesting periods range from immediate vesting to three years, with approximately 33% of stock option grants vesting ratably over three years. At June 30, 2007 there were 2,190,845 shares available for future grants under the amended 2004 OIP and 1,275,513 shares available for future grants under the 2005 Consultant NQO Plan.

The key assumptions for the Black-Scholes valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate, and exercise price. Many of these assumptions are judgmental and highly sensitive. Following is a table of the key weighted average assumptions used in the valuation calculations for the options granted in the years June 30, 2006 and June 30, 2007, and a discussion of our methodology for developing each of the assumption used in the valuation model.

	Jun-2007	Jun-2006
Expected term	6.5 yrs	6.5 yrs
Expected volatility	57%	26%
Risk-free interest rate	4.64%	4.698%
Dividend yield	0%	0%

Expected Term. This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. The Company lacks sufficient historical exercise data that it may rely on to determine expected term for the grants issued through June 30, 2007. Therefore the Company relied on the simplified method for expected term as defined by the SEC Staff Accounting Bulletin 107 (SAB 107), where expected term equals the sum of the vesting term and the original contractual term, which is then divided by two. The Company has noted that the simplified method for estimating expected term is only available for option grants through December 31, 2007, when the SEC anticipates more detailed information should be available to the Company. An increase in the expected term will increase share-based compensation expense.

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

The following table summarizes the stock option activity for the 2004 OIP for the years ended June 30, 2007 and 2006:

	2007	2006
Options outstanding at beginning of period	4,083,498	1,500,000
Options granted	2,314,708	2,733,498
Options exercised	(142,580)	(141,250)
Options forfeited, expired or cancelled	(729,806)	(8,750)
Options outstanding at year end	5,525,820	4,083,498
Exercisable options at year end	3,977,495	2,355,845

The weighted-average fair value of these grants, calculated using the Black-Scholes valuation method under the assumptions indicated above, was $2.39 in 2007 and was $2.34 in 2006.

The following table summarizes the stock option activity for the 2005 Consultant NQO Plan for the years ended June 30, 2007 and 2006:

	2007	2006
Options outstanding at beginning of period	236,987	0
Options granted	0	236,987
Options exercised	(25,000)	0
Options forfeited, expired or cancelled	0	0
Options outstanding at year end	211,987	236,987
Exercisable options at year end	211,987	207,820

The following table summarizes information about the stock options outstanding for the 2004 OIP at June 30, 2007:

Exercise Price Range	Number Outstanding	Remaining Life	Number Exercisable	Weighted Average Exercise Price

$0.01 - $1.00	798,909	7.71	643,564	$0.93
$1.01 - $2.00	492,913	7.30	517,913	$1.64
$2.01 - $3.00	387,500	8.13	357,550	$2.95
$3.01 - $4.00	1,902,414	8.26	1,664,896	$3.24
$4.01 - $7.00	1,944,084	9.68	793,572	$6.47

TOTAL	5,525,870	8.54	3,977,495	$3.28

The following table summarizes information about the stock options outstanding for the 2005 Consultant NQO Plan at June 30, 2007:

Exercise Price Range	Number Outstanding	Remaining Life	Number Exercisable	Weighted Average Exercise Price

$0.01 - $1.00	0	0.00	0	$0.00
$1.01 - $2.00	0	7.08	0	$2.00
$2.01 - $3.00	0	0.00	0	$0.00
$3.01 - $4.00	108,500	8.30	108,500	$3.58
$4.01 - $7.00	103,487	7.84	103,487	$4.68

TOTAL	211,987	8.08	211,987	$4.11

Warrants

The following details the warrant exercise transactions for the year ended June 30, 2007:
○	7,000 warrants were exercised at a price of $3.80/warrant
○	7,092,781 warrants were exercised at a price of $3.50/warrant
○	284,362 warrants were exercised at a price of $2.00/warrant
○	109,000 warrants were exercised at a price of $1.60/warrant
○	557,450 warrants were exercised at a price of $0.99/warrant

There were a total number of 8,050,593 warrants exercised for the year ended June 30, 2007 at a weighted average price of $3.25.

The following details the warrant exercise transactions for the year ended June 30, 2006:
○	145,709 warrants were exercised at a price of $2.00/warrant
○	46,050 warrants were exercised at a price of $1.60/warrant
○	21,060 warrants were exercised at a price of $0.99/warrant
○	37,021 warrants were exercised at a price of $0.50/warrant
○	89,950 warrants were exercised at a price of $0.02/warrant

There were a total number of 339,800 warrants exercised for the year ended June 30, 2006 at a weighted average price of $1.20.

The Company had the following warrants outstanding for the purchase of its common stock at June 30, 2007 and 2006:

Exercise	Expiration	June 30,	June 30,
Price	Date	2007	2006

$0.99	September 2006	0	64,747
$0.99	December 2006	0	808,539
$0.99	December 2007	505,336	530,603
$0.99	December 2008	530,607	530,607
$0.99	April 2009	22,740	22,740
$1.60	July 2007	100,000	100,000
$1.60	July 2009	242,850	361,850
$2.00	July 2007	90,119	374,481
$3.50	February 2007	0	7,999,449
$3.50	February 2010	207,500	227,500
$3.50	February 2016	1,482,751	1,482,751
$3.50	March 2017	180,004	0
$3.80	December 2010	152,000	159,000
$3.80	February 2011	2,480,264	2,480,264
$3.80	December 2016	412,437	412,437
$4.00	April 2010	50,000	50,000
TOTAL		6,833,929	15,604,968
Exercisable warrants		6,421,492	13,738,086
Weighted average exercise price		$2.84	$2.83

NOTE 8 -	CREDIT LINE WITH NOMURA CREDIT & CAPITAL, INC.

On February 4, 2005, MRUL, a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”), by and among Nomura, as Agent, a subsidiary of Nomura Holdings, Inc., and the institutions from time to time party thereto as lenders, pursuant to which the lenders have agreed to provide MRUL with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. The loans under the Credit Agreement are secured by, among other things, a lien on all of the student loans financed under the Credit Agreement and any other student loans owned by MRUL and not otherwise released, together with a pledge of 100% of the capital stock of MRUL. The Credit Agreement contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. The Company paid $206,500 in deferred financing fees in association with the Credit Agreement.

The Credit Agreement also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, breaches of certain representations and warranties, the bankruptcy of MRUL or MRU Lending Holdco, LLC (MRU Lending’s direct parent and wholly-owned subsidiary of the Company), failure to maintain certain net worth ratios, a material adverse change in MRUL’s ability to originate student loans, and failure of the Company to indirectly own 100% of the outstanding capital stock of MRUL. The facility has a three year term. Related to this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to an approximately 27.5% ownership interest in the Company on a diluted basis. The Company valued the warrants granted at $6,079,581 and recorded a deferred financing fee in an equivalent amount (see Note 16 - Restatement).

On June 14, 2007, MRUL entered into an agreement with Nomura to terminate its credit line seven business days after the close of the Company’s securitization of Private Student Loans. In connection with the early termination of the Credit Agreement, Nomura agreed to waive its rights to be paid all amounts that would otherwise become due and payable to Nomura upon the early termination of the Credit Agreement with respect to collateral securing the loans under the Credit Agreement as well as waiving all past, present and future fees due (or that may become due) and payable under the Credit Agreement. Pursuant to this early termination agreement, the Credit Agreement was terminated on July 5, 2007.

The Company recognized amortization expense associated with the financing fees of $3,317,665 for the fiscal year ended June 30, 2007 and $2,060,943 for the fiscal year ended June 30, 2006.

As of June 30, 2007, there were no amounts outstanding on the Nomura line of credit.

NOTE 9 -	CREDIT LINE WITH MERRILL LYNCH BANK USA (MLBU)

On January 23, 2006, the Company’s private student lending subsidiary, MRU Funding SPV, Inc. (MRUF) entered into a definitive agreement with MLBU pursuant to which MLBU will provide MRUF with a $175 million revolving credit facility for the origination and warehousing of private student loans. The facility has a one year term, with periodic renewals at the option of both parties. As a result of this transaction, MLBU was granted a warrant, subject to certain terms and conditions, to purchase up to 4.9% of the Company’s Common Stock. Please see “Note 17 - Subsequent Events” for a discussion of the current status of the facility.

The Company recognized amortization expense associated with all deferred MLBU financing fees of $2,130,260 for the year ended June 30, 2007.

As of June 30, 2007, the MRUF obtained approximately $11.7 million in financing through the MLBU line of credit by collateralization of loans originated through the Doral Bank FSB New York-MRUF loan program.

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

The balances due to the Bank for origination of MRUL private student loans were $0 and $44,266 as of June 30, 2007 and 2006.

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

The balances due to the Bank for origination of MRUO private student loans were $1,398,529 and $761,916 as of June 30, 2007 and 2006.

NOTE 11 -	PATENTS

The Company has a patent pending for a business method. This business method enables the Company to provide customized financial products to consumers.

NOTE 12 -	COMMITMENTS AND CONTINGENCIES

Earn Out Feature of Acquisition

Related to the Company’s transaction with The Princeton Review (TPR), the Company could be obligated to pay an earn-out of up to $1.25 million based upon certain performance targets of the assets purchased in this transaction. In no event, will TPR owe the Company any amounts based on the performance of the assets the Company acquired from TPR.

Employment Agreements

The Company has three employment agreements with key management personnel. The following table summarizes the terms of the employee agreements the Company has with key management personnel:

NAME	TITLE	EXPIRATION DATE
Edwin J. McGuinn, Jr.	CEO	November 11, 2007
Raza Khan	President	April 1, 2009
Vishal Garg	CFO	April 1, 2009

Please see “Note 17 - Subsequent Events” regarding the extension of Mr. McGuinn’s contract.

Legal Matters
Related to the Company’s transaction with The Princeton Review (TPR), the Company assumed all costs, expenses, and judgments arising out of the CollegeNET litigation that relate to the operation of the purchased assets on or after February 16, 2007.

On September 10, 2003, CollegeNET, Inc. filed suit in Federal District Court in Oregon, alleging that TPR infringed a patent owned by CollegeNET (U.S. Patent No. 6,460,042 - the ‘042 Patent), related to the processing of on-line applications. College NET never served TPR and no discovery was ever conducted. However, apparently based on adverse rulings in related lawsuits concerning the ‘042 Patent, CollegeNET dismissed the 2003 case against TPR without prejudice on January 9, 2004.

On August 2, 2005, the Court of Appeals for the Federal Circuit issued an opinion favorable to CollegeNET in its appeal from the adverse rulings in the related lawsuits.

The next day, August 3, 2005, CollegeNET again filed suit against TPR alleging infringement of the same ‘042 Patent that was the subject of the earlier action. On November 21, 2005, CollegeNET filed an amendment complaint, which added a second patent (U.S. Patent No. 6,910,045 - the ‘045 Patent) to the lawsuit. TPR was served with the amended complaint on November 22, 2005, and filed its answer and counterclaims on January 13, 2006, which was later amended February 24, 2006. On March 20, 2006 filed its reply to TPR’s counterclaims. CollegeNET seeks injunctive relief and unspecified monetary damages.

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

On March 29, 2006, the court granted TPR’s motion to stay all proceedings in the lawsuit pending completion of the PTO’s reexaminations of the CollegeNET patents. On November 9, 2006, the PTO issued a Non-Final Office Action rejecting all 44 claims of the ‘042 Patent. On January 9, 2007, CollegeNET filed a response to the Non-Final office Action with the PTO. TPR could not predict the likely outcome of these proceedings but believed that it had meritorious defenses to the CollegeNET claims and intended to vigorously defend. Although the Company has not been named as a party to the litigation, CollegeNet could add us as a defendant following our acquisition of the allegedly infringing intellectual property. Likewise, the Company believes that it also has meritorious defenses to the CollegeNET claims and intends to vigorously defend.

Please see “Note 17 - Subsequent Events” for a discussion of the current status of the CollegeNET litigation.

Operating Leases

The Company leases office equipment and corporate space under leases with terms between one and seven years. Monthly payments under the current leases range between $200 and $142,375. The Company is required to pay its pro-rata share of costs relating to certain of the leased facilities.

The following is a schedule by fiscal years of future minimum rental payments required under the operating leases which have an initial or remaining non-cancelable lease term in excess of one year as of June 30, 2007:

2008	$ 1,056,167
2009	$ 2,365,224
2010	$ 2,031,515
2011	$ 2,115,265
2012	$ 2,115,265

NOTE 13 -	RELATED PARTY TRANSACTIONS

The obligations of the Company under the ISID Finance of America, Inc. sub-lease are guaranteed by Edwin J. McGuinn, the Company’s Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the Sub-landlord.

NOTE 14 -	ACQUISITION

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

The transaction was accounted for by the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired based on the estimated fair value at the acquisition date. The excess of the purchase price over the fair value of the assets acquired was attributed to goodwill - $8,928,859. During the quarter ended June 30, 2007, the company reduced the purchase price of the transaction by $3,053,915, reflecting a revaluation in the deferred customer contract revenue liability assumed. Goodwill attributed to the transaction was correspondingly reduced to $5,874,944. The Company adopted SFAS 142, Goodwill and Other Intangible Assets, and will assess the goodwill and intangible assets purchased in this transaction annually in the Company’s fiscal 4th quarter for impairment. In making this assessment, the Company will rely on several factors including operating results, business plans, economic projections, anticipated future cash flows, and market place data. Goodwill will be assessed more frequently upon the occurrence of an event or circumstance indicating that the carrying value is greater than its fair value.

NOTE 15 -	SECURITIZATION

On June 28, 2007, the Company closed its first securitization of its private student loan assets. The transaction was accounted for as a sale of the $138 million of private student loans securitized. In connection with the sale, the Company booked a gain of $16.2 million based upon the excess of the proceeds and value of the Residual Interest received over the carrying value of the assets sold. The Company values the retained Residual Interest at $11.2 million, all of which are referred to as the Company’s Accounts Receivable from Securitization. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, other fees, and the principal and interest on the bonds backed by the student loans. The residual cash flows are expected to be received by the Company over approximately 28 years. The investors in the securitization trusts have no recourse to the Company’s other assets should there be a failure of the student loans to pay when due.

The following table summarizes the Company’s securitization activity for the years ended June 30, 2007 and 2006.

($’s in Thousands)	Years Ended June 30,
	2007				2006
	# of Transactions	Amount of Loans Sold to Securit-izations	Pre-Tax Gain	Gain %	# of Transactions	Amount of Loans Sold to Securit-izations	Pre-Tax Gain	Gain %
Private Student Loans	1	$137,792	$16,205	11.8%	0	$0	$0	0.0%
Federal Student Loans	0	0	00	0.0%	0	0	0	0.0%
Total Securitizations	1	$137,792	$16,205	11.8%	0	$0	$0	0.0%

Key economic assumptions used in estimating the fair value of the Residual Interest at the date of securitization were as follows.

	Years Ended June 30,
	2007		2006
	Private Student Loans	Federal Student Loan	Private Student Loan	Federal Student Loans
Annual Prepayment Rate (1)	7%	N/A	N/A	N/A
Cumulative Default Rate (2)	4.5%	N/A	N/A	N/A
Default Recovery Rate (3)	20%	N/A	N/A	N/A
Weighted Average Life	9.6 yrs.	N/A	N/A	N/A
Spread between LIBOR and Auction Rate Indices (4)	0.01%	N/A	N/A	N/A
Discount Rate (5)	12%	N/A	N/A	N/A

(1)	Annual Prepayment Rate is applied after loans enter repayment and is in addition to impact of defaults on collateral average life.
(2)	Cumulative Default Rate is the loan balance of defaulted student loans as a percentage of the aggregate principal balance of student loans upon entry into repayment.
(3)	Default Recovery Rate is the percentage of the defaulted loan balance that is recovered over time.
(4)
The senior tranches of the Company’s securitization are auction rate notes. The interest rate on auction rate notes is reset through an auction process periodically (currently every 28-days). Based upon market conditions at the time of each auction, the spread to LIBOR of the interest rate required by investors could be more or less than the initial spread to LIBOR at which the transaction was priced.

(5)	Discount Rate is the rate of return used to discount the residual cash flows projected given the collateral assumptions and the securitization structure.

The following table summarizes cash flows received from or paid to the securitizations trust during the years ended June 30, 2007 and 2006.

($’s in Thousands)	Years Ended June 30,
	2007	2006
Net proceeds from sales of loans to securitizations	$138,095	N/A
Repurchases of securitized loans due to delinquency	0	N/A
Cash distributions from trusts related to Residual Interests	0	N/A

Residual Interest in Securitized Receivables
The following tables summarize the fair value of the Company’s Residual Interests (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations as of June 30, 2007 and 2006.

($’s in Thousands)	Years Ended June 30,
	2007		2006
	Private Student Loans	Federal Student Loans	Private Student Loans	Federal Student Loans
Fair value of Residual Interests	$11,192	N/A	N/A	N/A
Underlying securitized loan balance	$137,828	N/A	N/A	N/A
Weighted average life	9.6 yrs.	N/A	N/A	N/A
Annual Prepayment Rate	7%	N/A	N/A	N/A
Cumulative Default Rate	4.5%	N/A	N/A	N/A
Default Recovery Rate	20%	N/A	N/A	N/A
Spread between LIBOR and Auction Rate Indices	0.01%	N/A	N/A	N/A
Discount Rate	12%	N/A	N/A	N/A

The following table summarizes the sensitivity of the value of the Residual Interest to variations in the key economic assumptions described above.

($’s in Thousands)	Percentage Change in Assumptions		Residual Balance	Percentage Change in Assumptions
	Down 20%	Down 10%		Up 10%	Up 20%
Annual Prepayment Rate
Residual Balance	$11,682	$11,432	$11,192	$10,960	$10,736
% Change	4.38%	2.14%		(2.07%)	(4.07%)
Cumulative Default Rate
Residual Balance	$11,973	$11,581	$11,192	$10,806	$10,420
% Change	6.97%	3.48%		(3.45%)	(6.90%)
Default Recovery Rate
Residual Balance	$11,044	$11,118	$11,192	$11,266	$11,340
% Change	(1.32%)	(0.66%)		0.66%	1.32%
Discount Rate
Residual Balance	$13,016	$12,059	$11,192	$10,404	$9,687
% Change	16.29%	7.75%		(7.04%)	(13.44%)

($’s in Thousands)	Percentage Change in Assumptions		Residual Balance	Percentage Change in Assumptions
	Tighten 10 basis points	Tighten 5 basis points		Widen 5 basis points	Widen 10 basis points
Spread between LIBOR and Auction Rate Indices
Residual Balance	$11,889	$11,540	$11,192	$10,844	$10,495
% Change	6.23%	3.11%		(3.11%)	(6.23%)

These sensitivities are hypothetical and should be used with caution. The effect of each change in assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in key assumptions may differ from the sum of the individual effect above.

The table below shows the Company’s off-balance sheet private student loan delinquency trends as of June 30, 2007 and 2006.

($’s in Thousands)	As of June 30,
	2007		2006
Loans in-school /grace/deferment (1)	$109,778		N/A
Loans in forbearance (2)	789	2.8%	N/A	N/A
Loans in repayment
Current	26,763	95.4%	N/A	N/A
Delinquent 31-60 Days (3)	409	1.5%	N/A	N/A
Delinquent 61-90 Days	87	0.3%	N/A	N/A
Delinquent 91 Days or More	0	0.0%	N/A	N/A
Total Loans in repayment and forbearance	$ 28,048	100.0%	N/A	N/A
Total off-balance sheet private student loans	$137,828		N/A

(1)
Loans for borrowers who are not required to make payments because they are still in or have returned to school, have recently graduated, or are in other valid non-repayment statuses (e.g., military service, medical / dental residency, etc.).

(2)	Loans for borrowers who have entered repayment but have requested a moratorium on making payments due to economic hardship or other factors, in keeping with established program guidelines.
(3)	Delinquency is the number of days that scheduled payments are contractually past due.

NOTE 16 -	RESTATEMENT

The Company is restating the consolidated balance sheet as at June 30, 2006, and the consolidated statements of operations, cash flows, and changes in stockholders equity for the year ended June 30, 2006.

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

As a result of a review by management of the data considered in deriving the value of the warrants issued to Nomura, management has determined that a restatement is required to attribute appropriate value to the warrants. The impact of this restatement on the consolidated balance sheet as at June 30, 2006 is an increase of $3,208,668 in deferred financing fees, net of amortization; an increase of $6,079,582 in additional paid-in capital - warrants; and an increase of $2,870,914 in the accumulated deficit of the Company. The June 30, 2005 balances for additional paid-in capital - warrants and accumulated deficit in the Consolidated Statement of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income have increased $6,079,581 and, $844,386, respectively. With respect to the consolidated statement of income for the year ended June 30, 2006, the restatement has the effect of increasing depreciation and amortization by $2,026,527, from $1,969,858 to $3,996,385. The Company’s net loss applicable to common shares has increased $2,026,527 from $(36,595,595) to $(38,622,122). Net Loss per basic and diluted shares has increased $0.14 from $(2.42) to $(2.56).

NOTE 17 -	SUBSEQUENT EVENTS

Warehouse Lines
Due to recent disruptions in the credit markets precipitated by the subprime mortgage crisis, the Company’s cost of its current credit facilities have increased for the short term while these market disruptions are in effect to reflect current market interest and advance rates. In anticipation of this potential outcome, the Company began conversations with a number of other banks to broaden its warehouse funding channels and to ensure competitive economic terms.

On September 26, 2007, the Company signed a term sheet with a major European bank for a 5 year, $200 million credit facility for the funding of its private student loan portfolio which the Company expects to close, subject to final documentation and diligence, in the first half of October.

The Company’s originations have grown over 100% in the prior year. As such in addition to the credit facility mentioned above, the Company has received and is expecting additional term sheets from a number of investment and commercial banks for a complementary credit facility and has received terms from them for an additional facility in the size of $150 million. The Company expects to close an additional warehouse line with at least one or more of these counterparties over the next 60 days.

The Company currently expects to extend its credit facility with Merrill Lynch Bank USA (“MLBU”) which is up for renewal on December 24, 2007. The Company’s current agreement with MLBU provides Merrill Lynch with the right of first offer on financing the Company’s private student loan portfolio for a period of 3 years and up to $500 million in loan volume.

The Company believes that the expected increased cost of warehouse financing for its collateral prior to securitization would only have a minor impact on the overall income it expects to generate on the loans.

College Net Litigation
On July 20, 2007 the PTO issued a “Notice of Intent to Issue Ex Parte Reexamination Certificate” in the reexamination of the ‘042 patent. A reexamination certificate is expected to be issued for the ‘042 patent within the next several months. Based on the PTO’s July 20th notice, the certificate is expected to confirm the validity of claims 1-31 as originally issued, allow new claims 45-53 and allow the other claim with certain amendments. The PTO’s July 20th decision to allow claims 1-31 of the ‘042 patent as originally issued is in conflict with a jury verdict rendered on October 5, 2006 in the case of CollegeNet v. XAP Corporation (Civil Action No. 03-129-BR), which found that claims 16, 18-22, 28, 32, 33, 36 and 38 of the ‘042 patent are invalid. However, as of July 27, 2007, a final judgment has not been entered in the CollegeNet v. XAP Corporation lawsuit.

The Company continues to believe that it has meritorious defenses to the CollegeNET claims and intends to vigorously defend itself, if necessary.

Auction Rate Market
In August 2007, the rapid deterioration of subprime mortgages and collateralized debt obligations lead to disruptions in the money markets which in turn impacted the market for auction rate student loan notes. Since that time, similar to the experience of other issuers of student loan auction rate notes, the interest rate on the Company’s student loan auction rate notes has widened to approximately 0.80% over Libor. As discussed above in “Note 16 - Securitization - Residual Interest in Securitized Receivables”, an increase in the spread between Libor and Auction Rate Indices would reduce the estimated fair value of the Company’s Residual Interests.

On a quarterly basis, the Company is required to re-evaluate the fair value of its Retained Interest in its securitization. As such, the Company will take the outlook for the interest rates for auction rate securities into account when next evaluating the fair value of its Retained Interest. Based upon conversations with market makers in auction rate securities, the Company believes that the higher interest rates in the student loan auction rate market are a temporary phenomenon. To date the increased rates on the Company’s auction rate notes have lead to interest expense in excess of projections of approximately $150,000.

Employment Contract Mr. Edwin J. McGuinn, Chairman of the Board and Chief Executive Officer
On September 27, 2007, the Company entered into an amended employment agreement (the “Amended Agreement”) with Edwin J. McGuinn, Jr., the Company’s chief executive officer. Among other things, the Amended Agreement extends the term of Mr. McGuinn’s employment as chief executive officer of the Company to October 31, 2008, subject to automatic renewals for successive one-year periods thereafter, and (ii) provides that Mr. McGuinn’s annual salary will increase to $250,000, effective January 1, 2008.

Higher Education Access Act of 2007

On September 27, 2007, the Higher Education Access Act of 2007 (“HEAA”) was signed into law. The HEAA reduces contains the following provisions:

•	the interest rate paid by the borrower on Stafford Loans is reduced from 6.8% to 3.4% over five years,

•	the special allowance payments that for-profit holders of federal loans receive is reduced by 0.50% for Stafford Loans and consolidation loans and 0.80% for PLUS loans,

•	the loan fee charged to FFELP loan lenders is increased from 0.5% to 1% and the fee is prohibited from being collected from the borrower,

•	the federal guarantee of FFELP loans is reduced from 98% to 97% of the balance of the loan,

•	the annual aggregate loan payment amounts made by low-income borrowers are capped at 15% of their adjusted gross income,

•	allows borrowers in public service professions to have a portion of the loan forgiven after having made payments for 10 years,

•	the maximum amount of Pell grants are increased, and

•	a pilot program for the auctioning of PLUS loans originations will be established.

The overall impact of the HEAA is to reduce the potential profitability of FFELP loans.