Form 10QSB/A
period 2005-09-30
MRU HOLDINGS INC
filed 2007-11-14
CIK 1145202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
(AMENDMENT NO. 2)

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

Yes     ☐  No     ☒

EXPLANATORY NOTE

MRU Holdings, Inc. (“MRU” or the “Company”) timely filed its quarterly report on Form 10-QSB for the quarter ended September 30, 2005 (the “Quarterly Report”) with the Securities and Exchange Commission on November 14, 2005.

On September 26, 2007, after consultation with, and review of the conclusions of, the Company’s management, as discussed below, the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the value of certain warrants issued to Nomura Capital & Credit, Inc. (“Nomura”) in 2005 should be revised and restated.

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

As a result of a review by management of the data considered in deriving the value of the warrants issued to Nomura, management has determined that the assumptions used in determining that the Nomura warrants had deminimus value should be revised. As such, a restatement is required to appropriately reflect the value of the Nomura warrants.

The impact of this restatement on the consolidated balance sheet as at September 30, 2005 is an increase of $4,728,563 in deferred financing fees, net of amortization; an increase of $6,079,581 in additional paid-in capital; and an increase of $1,351,018 in the accumulated deficit of the Company. With respect to the consolidated statement of operations for the quarter ended September 30, 2005, the restatement has the effect of increasing depreciation and amortization by $506,632, from $54,855 to $561,487. The Company’s net loss applicable to common shares for the quarter ended September 30, 2005 has increased $506,632 from $(2,891,004) to $(3,397,636). Net loss per basic and diluted shares for the quarter ended September 30, 2005 has increased $0.04 from $(0.21) to $(0.25).

As a result of the decision to restate the Company’s financial statements for the fiscal years ended June 30, 2005 and 2006, management of the Company concluded on September 26, 2007 that the previously filed financial statements as of and for the fiscal years ended June 30, 2005 and 2006, and any related reports of the Company’s independent registered public accounting firm for such periods, should no longer be relied upon. The Company filed a Form 10-KSB/A for each of the fiscal years ended June 30, 2005 and 2006 to change the valuation of the warrants in the consolidated balance sheets and statements of operations for such fiscal years. The restatements do not affect the total net change in cash and cash equivalents for the fiscal years ended June 30, 2005 and 2006. The Company has also made a decision to file a Form 10-QSB/A for each of the quarterly periods ended September 30, 2005 and 2006 to change the valuation of the warrants in the condensed consolidated balance sheets and statements of operations for such quarterly periods. The restatements do not affect the total net change in cash and cash equivalents for the quarterly periods ended September 30, 2005 and 2006.

The Audit Committee and the Company’s management have discussed the matters disclosed in this explanatory note with the Company’s independent registered public accounting firm, Bagell, Josephs, Levine & Company, L.L.C.

i

This Amendment No. 2 to the quarterly report on Form 10-QSB (“Quarterly Report”) is being filed for the purpose of amending Items 1, 2 and 3 of Part I of the Quarterly Report. Additionally, pursuant to the rules of the SEC, Part II of the Quarterly Report has been amended to contain currently dated certifications of the Company’s chief executive officer and chief financial officer. As required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our chief executive officer and chief financial officer are attached to this Amendment No. 2 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above and certain other conforming changes in Item 2 of Part I of the Quarterly Report for consistency with Item 1 of Part I of the Quarterly Report, no other amendments are being made to the Quarterly Report. All other Items of the original filing on Form 10-QSB and Amendment No. 1 on Form 10-QSB/A for the quarterly period ended September 30, 2005 and each of which were filed on November 14, 2005 and February 12, 2007, respectively, are unaffected by this Amendment No. 2 and such Items have not been included in this Amendment No.2. This Amendment No. 2 does not reflect events occurring after the September 30, 2005 date of the Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below. This Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the original filing of the Quarterly Report, as information in such filings may update or supersede certain information contained in this Amendment No. 2.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
SEPTEMBER 30, 2005

ASSETS
2005
(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$1,237,803
Restricted cash	2,510,216
Accounts receivable	6,500
Private student loans receivable, held for sale, lower of cost or market	7,962,903
Collateral deposit - student loans	250,000
Prepaid expenses and other current assets	214,617
Total Current Assets	12,182,039

Fixed assets, net of depreciation	316,074

OTHER ASSETS:
Security deposits	32,963
Intangible assets, net of amortization	136,070
Deferred financing fees, net	4,889,175
Total Other Assets	5,058,208

TOTAL ASSETS	$17,556,321

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,018,059
Accrued expenses	395,512
Notes payable - Doral Bank FSB NY	1,418,993
Accrued payroll	280,225
Total Current Liabilities	3,112,789

LONG-TERM LIABILITIES:
Notes payable - Nomura Credit and Capital	5,001,850
Deferred origination fee revenue	278,825
Total Long-term Liabilities	5,280,675
Total Liabilities	8,393,464

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $.001 par value; 4,500,000 shares authorized and 3,171,148
shares issued and outstanding	3,171
Common Stock, $.001 par value; 200,000,000 shares authorized,
13,749,574 issued and outstanding	13,749
Additional paid-in capital	19,893,649
Additional paid-in capital - Series A beneficial conversion feature	6,175,000
Accumulated deficit	(16,922,712)
Total Stockholders' Equity (Deficit)	9,162,857

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$17,556,321

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005 (Restated)	2004

OPERATING REVENUE:
Referral marketing fee income - consolidation loans	$230	$--
Private student loan portfolio interest income	39,124	--
License income	9,334	--
Total Operating Revenue	48,688	--

COST OF REVENUES
Referral marketing costs - consolidation loans	23,300	--
Referral marketing costs - private student loans	35,370	--
Facility interest and origination bank costs	59,971	--
Consulting and hosting	15,350	--
Servicing and custodial costs	8,830	--
Total Cost of Revenues	142,821	--

GROSS (LOSS)	(94,133)	--

OPERATING EXPENSES
Corporate general and administrative expenses	501,913	510,736
Sales and marketing expenses	990,224	-
Operations expenses	534,936	-
Technology development	195,517	-
Legal expenses	173,080	205,356
Other operating expenses	167,256	-
Depreciation and amortization	561,487	922
Total Operating Expenses	3,124,413	717,014

NET (LOSS) BEFORE OTHER INCOME/(LOSS)	(3,218,546)	(717,014)

OTHER INCOME (LOSS)
Interest income	22,002	6,594
Interest expense	(773)	(9,375)
Total Other Income (Loss)	21,229	(2,781)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,197,317)	(719,795)
Provision for income taxes	--	--
NET (LOSS)	(3,197,317)	(719,795)
LESS PREFERRED STOCK DIVIDEND	(200,319)	--

LOSS APPLICABLE TO COMMON SHARES	$(3,397,636)	$(719,795)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.25)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	13,687,923	13,073,640

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005 (Restated)	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,397,636)	$(719,795)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	561,487	922

Changes in assets and liabilities
Decrease in accounts receivable	13,746	--
(Increase) in restricted cash	(2,510,216)
(Increase) in student loans receivable	(7,804,424)	--
(Increase) in prepaid expenses and other current asset	(80,528)	(5,000)
Decrease in security deposits	360,000	--
Increase in accrued payroll	54,581	--
Increase in deferred origination fee revenue	271,437	--
Increase in accounts payable and accrued expenses	665,318	9,375

Total adjustments	(8,468,599)	5,297

Net cash (used in) operating activities	(11,866,235)	(714,498)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(217,267)	--
Increase in notes payable	6,420,843	--

Net cash provided by investing activities	6,203,576	--

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from conversion of warrants	5,940	--
Proceeds from sale of stock and equity - net of expenses	--	2,702,537

Net cash provided by financing activities	5,940	2,702,537

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,656,719)	1,988,039

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,894,522	475,421

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,237,803	$2,463,460

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$1,060	$--

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Issuance of common stock for conversion of bridge loan	$--	$750,000

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

There was no valuation reserve established for the three month period ended September 30, 2005, as the Company had no expectation of using our valuation reserve process at that time.

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

Advertising

The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses, included in the statements of operations for the three months ended September 30, 2005 and 2004 were $990,224 and $0, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS for the three months ended September 30, 2005 and September 30, 2004:

	2005	2004

Loss applicable to comon shares	$(3,397,636)	$(719,795)

Weighted-average common stock
Outstanding (Basic)	13,687,923	13,073,640

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common stock
outstanding (Diluted)	13,687,923	13,073,640

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

The Company acquired a scholarship resource database in July 2005. After identification of tangible assets in this asset purchase, the Company paid and assigned a valuation of $148,440 to this intangible asset. The Company is amortizing this asset over a three year useful life. As of September 2005, the book value of this intangible asset was $136,070, net of accumulated amortization of $12,370.

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

If compensation expense for the Company’s stock-based compensation plans had been determined consistent with SFAS 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share including pro forma results would have been the amount indicated below:

Period Ended
Sep 30, 2005

Net (Loss) Applicable to Common Shares
As Reported	$(3,397,636)
Total stock-based compensation expense
determined under FV method	(2,020,558)
Pro forma Net (Loss)	$(5,418,194)

Net (Loss) per Share
As Reported
Primary	$(0.25)
Diluted	$(0.25)

Pro Forma
Primary	$(0.40)
Diluted	$(0.40)

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

The Credit Agreement also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, breaches of certain representations and warranties, the bankruptcy of MRUL or MRU Lending Holdco, LLC (MRUL’s direct parent and wholly-owned subsidiary of the Company), failure to maintain certain net worth ratios, a material adverse change in MRUL’s ability to originate student loans, and failure of the Company to indirectly own 100% of the outstanding capital stock of MRUL. The facility has a three year term. Related to this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to an approximately 27.5% ownership interest in the Company on a diluted basis. The Company valued the warrants granted at $6,079,582 and recorded it as a deferred financing fee (see Note 14 - Restatement).

Amortization expense on the above deferred financing fees was $506,631 for the quarter ended September 30, 2005.

As of September 30, 2005, MRUL obtained approximately $5,000,000 in financing against the Nomura line of credit by collateralization of loans originated through the Doral Bank FSB New York Loan Program.

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

NOTE 14 -	RESTATEMENT

The Company is restating the consolidated balance sheet as of September 30, 2005, and the consolidated statements of operations and cash flows for the quarter ended September 30, 2005.

As identified in Note 9, on February 4, 2005, MRUL, a wholly-owned subsidiary of the Company entered into a Credit Agreement with Nomura under which Nomura agreed to provide MRUL with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. Related to this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to, at that point in time, 27.5% ownership interest in the Company on a diluted basis.

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

The impact on the consolidated balance sheet as of September 30, 2005 is as follows:

•	Deferred financing fees, net of amortization, has been increased $4,728,563 from $160,612 to $4,889,175.
•	Additional paid-in capital has been increased $6,079,581, from $13,814,068 to $19,893,649.
•	Accumulated deficit has been increased $1,351,018 from $(15,571,694) to $(16,922,712).

The impact on the consolidated statement of operations for the quarter ended September 30, 2005 is as follows:

•	Depreciation and amortization has been increased by $506,632, from $54,855 to $561,487.
•	Loss applicable to common shares has increased $506,632, from $(2,891,004) to $(3,397,636).
•	Net Loss per basic and diluted shares has increased $0.04 from $(0.21) to $(0.25).

Net loss, and depreciation and amortization as reported in the consolidated statement of cash flows for the quarter ended September 30, 2005 have been restated as described above.

Item 2.	Management's Discussion and Analysis of Future Financial Condition and Results of Operations.

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

COSTS OF REVENUES. For the three months ended September 30, 2005 the Company incurred $59,971 in facility interest and bank origination costs, $35,370 in referral marketing costs for referral marketing partners originating the Company’s own private student loans, $23,300 in referral marketing costs related to the referral marketing fee income for referring borrowers to other lenders’ consolidation loan products, $15,350 in Scholarship Resource Network consulting and hosting costs, and $8,830 in third party servicing and custodial costs for total costs of revenues of $142,821. The Company had no cost of revenues for the three months ended September 30, 2004.

OPERATING EXPENSES AND NET LOSS. For the three months ended September 30, 2005, our total operating expenses were $3,124,413, compared to $717,014 for the three month period ended September 30, 2004. The majority of the expenses for the three months ended September 30, 2005 were for origination operating expenses of $534,936, advertising expenses of $581,978, corporate general and administration expenses of $501,913, and marketing general and administration expenses of $408,247. The majority of the expenses for the three months ended September 30, 2004 were for corporate general and administration expenses of $510,736, legal and professional fees of $205,356.

For the three month period ended September 30, 2005, our loss from operations was $3,218,546 compared to $717,014 for the three months ended September 30, 2004.

For the three month period ended September 30, 2005, we had interest income of $22,002 and interest expense of $773, making our net loss before incomes taxes of $3,197,317. This is compared to the three month period ended September 30, 2004, when we had interest income of $6,594 and interest expense of $9,375, which made our net loss before income taxes $719,795.

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents of $1,237,803, restricted cash of $2,510,216 and accounts receivable of $6,500 as of September 30, 2005. Our total current assets were $12,182,039 as of September 30, 2005. We also had $316,074 in net property and equipment, $7,962,903 in student loans receivable, $4,889,175 in deferred financing fees, $32,693 in security deposits and $136,070 in intangible assets, making our total assets $17,556,321 as of September 30, 2005. Our total current liabilities were $3,112,789 as of September 30, 2005. We had $1,018,059 in accounts payable, $395,512 in accrued expenses, $1,418,993 in notes payable and $280,225 in accrued payroll. For the period ended September 30, 2004, we had cash of $2,463, 410 and accounts receivable of $0. Our total current assets were $2,565,410 as of September 30, 2004. We also had $17,561 in net property and equipment, making our total assets $2,582,971 as of September 30, 2004. Our total current liabilities were $11,927 as of September 30, 2004. We had $2,552 in accounts payable and accrued expenses and $9,375 in accrued interest payable. We have no long-term commitments or contingencies.

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

MRU HOLDINGS, INC.

Date: November 14, 2007	/s/ Edwin J. McGuinn, Jr.
Edwin J. McGuinn, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	/s/ Vishal Garg
Vishal Garg
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT LIST

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.