Form 10QSB/A
period 2006-09-30
MRU HOLDINGS INC
filed 2007-11-14
CIK 1145202

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

Yes     ☐     No     ☒

EXPLANATORY NOTE

MRU Holdings, Inc. (“MRU” or the “Company”) timely filed its quarterly report on Form 10-QSB for the quarter ended September 30, 2006 (the “Quarterly Report”) with the Securities and Exchange Commission on November 14, 2006.

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

The impact of this restatement on the condensed consolidated balance sheet as at September 30, 2005 is an increase of $4,728,563 in deferred financing fees, net of amortization; an increase of $6,079,581 in additional paid-in capital - warrants; and an increase of $1,351,018 in the accumulated deficit of the Company. With respect to the condensed consolidated statement of operations for the quarter ended September 30, 2005, the restatement has the effect of increasing depreciation and amortization by $506,632, from $54,855 to $561,487. The Company’s net loss applicable to common shares for the quarter ended September 30, 2005 has increased $506,632 from $(2,891,004) to $(3,397,636). Net loss per basic and diluted shares for the quarter ended September 30, 2005 has increased $0.04 from $(0.21) to $(0.25).

The impact of this restatement on the condensed consolidated balance sheet as at September 30, 2006 is an increase of $2,702,036 in deferred financing fees, net of amortization; an increase of $6,079,581 in additional paid-in capital - warrants; and an increase of $3,377,544 in the accumulated deficit of the Company. With respect to the condensed consolidated statement of operations for the quarter ended September 30, 2006, the restatement has the effect of increasing depreciation and amortization by $506,632, from $886,702 to $1,393,334. The Company’s net loss applicable to common shares for the quarter ended September 30, 2006 has increased $506,632 from $(11,212,330) to $(11,718,962). Net loss per basic and diluted shares for the quarter ended September 30, 2006 has increased $0.03 from $(0.64) to $(0.67).

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

i

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

Except as described above, no other amendments are being made to the Quarterly Report. All other Items of the original filing on Form 10-QSB and Amendment No. 1 on Form 10-QSB/A for the quarterly period ending September 30, 2006, each of which were filed on November 14, 2006 and February 12, 2007, respectively, are unaffected by this Amendment No. 2 and such Items have not been included in this Amendment No. 2. This Amendment No. 2 does not reflect events occurring after the September 30, 2006 date of the Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below. This Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the original filing of the Quarterly Report, as information in such filings may update or supersede certain information contained in this Amendment No. 2.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MRU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
SEPTEMBER 30, 2006

ASSETS
	2006	2005
	(Restated)	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$5,099,122	$1,237,803
Restricted cash	6,493,446	2,510,216
Accounts receivable	10,416	6,500
Private student loans receivable, held for sale, lower of cost or market	71,385,849	7,962,903
Valuation reserve - private student loans receivable	(2,510,086)	0
Federal student loans receivable, held for sale, lower of cost or market	1,813,265	0
Due from affiliates	2,823,132	0
Collateral deposit - student loans	0	250,000
Prepaid expenses and other current assets	523,299	214,617
Total Current Assets	85,638,443	12,182,039

Fixed assets, net of depreciation	631,826	316,074

OTHER ASSETS:
Security deposits	30,248	32,963
Intangible assets, net of amortization	86,590	136,070
Investment in Achiever Fund I, LLC	280,000	0
Deferred financing fees, net of amortization	3,599,393	4,889,175
Total Other Assets	3,996,231	5,058,208

TOTAL ASSETS	$90,266,500	$17,556,321

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,160,592	$1,018,059
Accrued expenses	1,365,703	436,512
Accrued payroll	234,366	280,225
Notes payable - Doral Bank FSB NY	5,316,951	1,377,993
Notes payable - Merrill Lynch	46,815,145	0
Total Current Liabilities	55,892,757	3,112,789

LONG-TERM LIABILITIES:
Notes payable - Nomura Credit & Capital	18,347,885	5,001,850
Deferred origination fee revenue	2,439,037	278,825
Total Long-term Liabilities	20,786,922	5,280,675

Total Liabilities	76,679,679	8,393,464

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $.001 par value; 4,500,000 shares authorized
0 and 3,171,148 shares issued and outstanding as of 09/30/2006 and 09/30/2005	0	3,171
Preferred Stock, Series B, $.001 par value; 12,000,000 shares authorized
7,631,580 and 0 shares issued and outstanding as of 09/30/2006 and 09/30/2005	7,632	0
Common Stock, $.001 par value; 200,000,000 shares authorized, 17,648,997 and
13,749,574 issued and outstanding as of 09/30/2006 and 09/30/2005	17,649	13,749
Additional paid-in capital	35,871,630	6,432,000
Additional paid-in capital - options	8,285,999	0
Additional paid-in capital - Series A beneficial conversion feature	6,334,174	6,175,000
Additional paid-in capital - Series B beneficial conversion feature	11,013,769	0
Additional paid-in capital - warrants	15,953,983	13,461,649
Accumulated deficit	(63,898,015)	(16,922,712)
Total Stockholders' Equity (Deficit)	13,586,821	9,162,857

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$90,266,500	$17,556,321

The accompanying notes are an integral part of the condensed consolidated financial statements

MRU HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
	(Restated)	(Restated)
OPERATING REVENUE:
Referral income - consolidation student loans	$0	$230
Referral income - private student loans	63	0
Loan portfolio interest income - private student loans	1,112,631	39,124
Loan portfolio interest income - federal student loans	9,372	0
Origination fee revenue - private student loans	19,647	0
Origination processing fees	140,194	0
Late payment fee revenue	190	0
License income	6,250	9,334
Total Operating Revenue	1,288,347	48,688

COST OF REVENUES
Referral marketing costs - consolidation student loans	0	23,300
Referral marketing costs - private student loans	229,455	35,370
Facility interest and origination bank costs	885,392	59,971
Valuation reserve - private student loans	1,695,455	0
Consulting and hosting	11,250	15,350
Servicing and custodial costs	56,174	8,830
Total Cost of Revenues	2,877,726	142,821

GROSS PROFIT/(LOSS)	(1,589,379)	(94,133)

OPERATING EXPENSES
Corporate general and administrative expenses	1,836,004	501,913
Sales and marketing expenses	4,295,088	990,224
Operations expenses	1,316,015	534,936
Technology development	631,495	195,517
Legal expenses	89,357	173,080
Other operating expenses	139,111	167,256
Depreciation and amortization	1,393,334	561,487
Total Operating Expenses	9,700,404	3,124,413

OPERATING (LOSS)	(11,289,783)	(3,218,546)

OTHER INCOME/(EXPENSE)
Interest income	171,101	22,002
Interest expense	(279)	(773)
Other non-operating income/(expense)	1,071	0
Total Other Income/(Expense)	171,893	21,229

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(11,117,890)	(3,197,317)
Provision for income taxes	0	0

NET (LOSS)	$(11,117,890)	$(3,197,317)

LESS PREFERRED STOCK DIVIDEND	(601,072)	(200,319)

(LOSS) APPLICABLE TO COMMON SHARES	$(11,718,962)	$(3,397,636)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.67)	$(0.25)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	17,617,449	13,687,923

The accompanying notes are an integral part of the condensed consolidated financial statements

MRU HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(11,718,962)	$(3,397,636)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,393,334	561,487
Increase in stock options outstanding	767,920	0
(Increase) in tax provision valuation stock options outstanding	(261,093)	0
Series B preferred dividend accrual	601,072	0
Increase in valuation account - private student loans	1,695,455	0

Changes in assets and liabilities
Decrease/(Increase) in accounts receivable	(6,250)	13,746
(Increase) in restricted cash	(4,723,913)	(2,510,216)
Decrease/(increase) in collateral deposit - student loans	0	250,000
(Increase) in prepaid expenses and other current assets	(222,699)	(80,528)
(Increase) in due from affiliates	(2,735,254)	0
Decrease/(increase) in security deposits	0	110,000
(Increase) in private student loans receivable, held for sale	(31,821,482)	(7,804,424)
(Increase) in federal student loans receivable, held for sale	(1,813,265)	0
Increase in accounts payable and accrued expenses	791,536	665,318
Increase in accrued payroll	91,018	54,581
Increase in deferred origination fee revenue	1,111,765	271,437

Total adjustments	(35,131,856)	(8,468,599)

Net cash (used in) operating activities	(46,850,818)	(11,866,235)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets and intangible assets	(168,178)	(217,267)
(Increase) in investment in Achiever Fund I LLC	(160,000)	0

Net cash (used in) investing activities	(328,178)	(217,267)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in advances - originating loan program agreements	31,490,233	6,368,182
(Decrease) due to repayments - originating loan program agreements	(26,979,464)	(4,990,189)
Increase in advances - Nomura Credit and Capital credit facility	0	5,001,850
(Decrease) due to repayments - Nomura Credit and Capital credit facility	(384,379)	0
Increase in advances - Merrill Lynch credit facility	29,489,345	0
(Decrease) due to repayments - Merrill Lynch credit facility	(537,761)	0
Proceeds from conversion of warrants	96,149	5,940
Increase in deferred tax due to stock options outstanding	261,093	0
Decrease (Increase) in deferred financing fees	(262,500)	41,000

Net cash provided by financing activities	33,172,716	6,426,783

NET INCREASE IN CASH AND CASH EQUIVALENTS	(14,006,280)	(5,656,719)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	19,105,402	6,894,522

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,099,122	$1,237,803
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$279	$1,060

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Accrued Series A and B stock dividends	$599,750	$200,319

The accompanying notes are an integral part of the condensed consolidated financial statements

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

The following is a reconciliation of the computation for basic and diluted EPS for the three months ended September 30, 2006 and September 30, 2005:

	Sep 30, 2006	Sep 30, 2005

Net (loss)	$(11,718,962)	$(3,397,636)

Weighted-average common stock
Outstanding (Basic)	17,617,449	13,687,923

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common stock
outstanding (Diluted)	17,617,449	13,687,923

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

Common Stock

There were 200,000,000 shares of common stock authorized, with 17,648,997 and 13,749,574 shares issued and outstanding at September 30, 2006 and 2005, respectively. The par value for the common stock is $0.001 per share.

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

Series A Convertible Preferred Stock

There were 4,500,000 shares of Series A convertible preferred stock authorized, with 3,171,148 issued and outstanding as of June 30, 2005. The par value for the preferred shares is $0.001 per share.

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

As of September 30, 2006, the Series B Convertible Preferred Stock issued has not been registered with the Securities and Exchange Commission.

For the three months ended September 30, 2006, the additional paid-in capital account for the beneficial conversion feature for the Series B Convertible Preferred Stock was $11,013,769. The Company will continue to recognize additional beneficial conversion feature to record for this issuance if dividends and/or additional issuances are recorded or issued.

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

The Credit Agreement also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, breaches of certain representations and warranties, the bankruptcy of MRUL or MRU Lending Holdco, LLC (MRUL’s direct parent and wholly-owned subsidiary of the Company), failure to maintain certain net worth ratios, a material adverse change in MRUL’s ability to originate student loans, and failure of the Company to indirectly own 100% of the outstanding capital stock of MRUL. The facility has a three year term. As a result of this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to an approximately 27.5% ownership interest in the Company on a diluted basis. The Company valued the warrants granted at $6,079,581 and recorded it as a deferred financing fee (see Note 16 - Restatement).

Amortization expense on the above deferred financing fees was $523,810 and $506,631 for the quarters ended September 30, 2006 and 2005.

As of September 30, 2006, MRUL obtained approximately $19 million in financing against the Nomura line of credit by collateralization of loans originated through the loan programs with Doral Bank FSB New York and Webbank. Through purchases of defaulted loans by MRUL and repayment by MRUL to Nomura for prepayments and payments of scheduled principal loan payments by the borrowers to MRUL, the September 30, 2006 outstanding balance due Nomura by MRUL is approximately $18.3 million, which is due by February, 2008.

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

The Company is restating the condensed consolidated balance sheet as of September 30, 2006 and 2005, and the condensed consolidated statements of operations and cash flows for the quarters ended September 30, 2006 and 2005.

As identified in Note 9, on February 4, 2005, MRUL, a wholly-owned subsidiary of the Company, entered into a Credit Agreement with Nomura under which Nomura agreed to provide MRUL with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. Related to this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to, at that point in time, an approximately 27.5% ownership interest in the Company on a diluted basis.

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

The impact on the condensed consolidated balance sheets is as follows:

•
Deferred financing fees, net of amortization as of September 30, 2006, has been increased $2,702,036, from $897,357 to $3,599,393. Deferred financing fees, net of amortization as of September 30, 2005, has been increased $4,728,563 from $160,612 to $4,889,175.

•
Additional paid-in capital - warrants as of September 30, 2006 has been increased $6,079,581, from $9,874,402 to $15,953,983. Additional paid-in capital warrants as of September 30, 2005 has been increased $6,079,581, from $7,382,068 to $13,461,649.

•
Accumulated deficit as of September 30, 2006 has been increased $3,377,544 from $(60,520,471) to $(63,898,015). Accumulated deficit as of September 30, 2005 has been increased $1,351,018 from $(15,571,694) to $(16,922,712).

The impact on the condensed consolidated statements of operations is as follows:

•
Depreciation and amortization for the quarter ended September 30, 2006 has been increased by $506,632, from $886,702 to $1,393,334. Depreciation and amortization for the quarter ended September 30, 2005 has been increased by $506,632, from $54,855 to $561,487.

•
Loss applicable to common shares for the quarter ended September 30, 2006 has increased $506,632 from $(11,212,330) to $(11,718,962). Loss applicable to common shares for the quarter ended September 30, 2005 has increased $506,632, from $(2,891,004) to $(3,397,636).

•
Net Loss per basic and diluted shares for the quarter ended September 30, 2006 has increased $0.03 from $(0.64) to $(0.67). Net Loss per basic and diluted shares for the quarter ended September 30, 2005 has increased $0.04 from $(0.21) to $(0.25).

Net loss, and depreciation and amortization as reported in the condensed consolidated statement of cash flows for the quarters ended September 30, 2006 and 2005 have been restated as described above.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

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

OPERATING EXPENSES AND NET LOSS. For the three months ended September 30, 2006, our total operating expense were $9,700,404, compared to $3,124,413 for the three months ended September 30, 2005. 44% of all operating expenses for the three months ended September 30, 2006 were for sales and marketing expenses of $4,295,088, which was due to marketing the Company’s products before and during the late summer and early fall college enrollment cycle. This compares to spending 32% ($990,224) of all operating expenses for the three months ended September 30, 2005 ($3,124,413) on the Company’s sales and marketing efforts for that year’s late summer and early fall college enrollment cycle.

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

For the three months ended September 30, 2006, our operating loss was $11,289,783 compared to $3,218,546 for the three months ended September 30, 2005.

For the three months ended September 30, 2006, our net interest income was $170,822 making our net loss before taxes $11,117,890. This is compared to the three months ended September 30, 2005, when we had net interest income of $21,229, which made our net loss before taxes $3,197,317.

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