Form 10-Q
period 2007-09-30
MRU HOLDINGS INC
filed 2007-11-14
CIK 1145202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MRU Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0954381 (I.R.S. Employer Identification No.)

590 Madison Avenue, 13th Floor New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)

Registrant’s telephone number, including area code: (212) 398-1780

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer    ☐ Accelerated filer    ☑ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of November 12, 2007 was 31,179,793 shares.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND JUNE 30, 2007

	September 30,	June 30,
	2007 (unaudited)	2007 (audited)
ASSETS

ASSETS:
Cash and cash equivalents	$13,781,113	$11,605,531
Restricted cash	3,575,822	3,153,840
Accounts receivable	2,266,508	1,979,058
Private student loans receivable, held for sale, lower of cost or market	46,138,574	6,256,092
Valuation Reserve for private student loans receivable	(1,423,753)	(814,918)
Federally insured student loans receivable, held for sale, lower of cost or market	17,430,563	7,394,702
Accounts receivable from securitizations	13,937,315	11,191,957
Fixed assets, net of depreciation	1,929,979	1,552,886
Security deposits	992,026	955,019
Intangible assets, net of amortization	2,643,360	2,824,480
Goodwill	5,802,944	5,874,944
Investment in Education Empowerment Fund I, LLC	669,961	322,071
Due from affiliates	47,055	802,561
Prepaid expenses and other assets	1,299,488	1,093,991

TOTAL ASSETS	$109,090,955	$54,192,214

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$4,797,248	$3,835,193
Accrued expenses	1,265,413	457,578
Accrued payroll	769,200	592,215
Client deposits	638,379	898,729
Deferred contract revenue	3,729,729	2,276,132
Notes payable - Doral Bank FSB NY	4,136,252	1,398,529
Notes payable - Merrill Lynch	66,113,660	11,711,393
Deferred origination fee revenue	2,214,227	226,318
Other liabilities	893,479	62,872

Total Liabilities	84,557,587	21,458,959

STOCKHOLDERS' EQUITY
Preferred Stock, Series B, $.001 par value; 12,000,000 shares authorized
8,237,264 shares issued and outstanding as of September 30, 2007 and June 30, 2007	8,237	8,237
Common Stock, $.001 par value; 200,000,000 shares authorized, 25,993,793 and
25,714,393 issued and outstanding as of September 30, 2007 and June 30, 2007	25,994	25,714
Additional paid-in capital	69,646,990	68,788,404
Additional paid-in capital - options	13,805,761	13,038,261
Additional paid-in capital - Series B beneficial conversion feature	14,520,391	14,263,768
Additional paid-in capital - warrants	15,739,217	15,453,701
Accumulated other comprehensive income	3,190,214	2,756,908
Accumulated deficit	(92,403,435)	(81,601,738)

Total Stockholders' Equity	24,533,369	32,733,255

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$109,090,955	$54,192,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended
	September 30,
	2007	2006
		(Restated)

OPERATING REVENUE:
Interest Income - Residual Interest	$339,128	$0
Referral Income - private student loans	0	63
Master Oversight Fee	26,408	0
Loan portfolio interest income - private student loans	721,882	1,112,631
Loan portfolio interest income - federal student loans	163,548	9,372
Origination fee revenue - private loans	0	19,647
Origination processing fees	340,397	140,194
Late payment fee revenue	649	190
Subscription and service revenue	1,401,992	6,250

Total Operating Revenue	2,994,003	1,288,347

COST OF REVENUES
Referral marketing costs - private student loans	415,613	229,455
Facility interest and origination bank costs	989,794	885,392
Valuation reserve provision - private student loans	2,091,861	1,695,455
Consulting and hosting	43,000	11,250
Cost of subscription and service revenue	394,228	0
Servicing and custodial costs	81,614	56,174

Total Cost of Revenues	4,016,110	2,877,726

GROSS (LOSS)	(1,022,107)	(1,589,379)

OPERATING EXPENSES
Corporate general and administrative expenses	4,064,332	1,836,004
Sales and marketing expenses	5,643,110	4,346,968
Operations expenses	1,709,470	1,316,015
Technology development	1,081,308	631,495
Legal expenses	185,094	89,357
Other operating expenses	178,333	87,230
Depreciation and amortization	352,456	1,393,334

Total Operating Expenses	13,214,103	9,700,403

OPERATING (LOSS)	(14,236,210)	(11,289,782)

OTHER INCOME/(EXPENSE)
Securitization Income	4,065,582	0
Interest income	103,455	171,101
Interest expense	(4,562)	(279)
Other non-operating income	0	1,071

Total Other Income/(Expense)	4,164,475	171,893

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(10,071,735)	(11,117,889)
Provision for income taxes	0	0

NET (LOSS)	$(10,071,735)	$(11,117,889)

LESS PREFERRED STOCK DIVIDEND	(729,962)	(601,072)

NET (LOSS) APPLICABLE TO COMMON SHARES	$(10,801,697)	$(11,718,961)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.42)	$(0.67)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	25,831,203	17,617,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended
	September 30,
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	($10,061,181)	($11,117,890)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	352,456	1,393,334
Increase in stock options outstanding - options expense	1,051,967	767,920
(Decrease) in stock options outstanding - options exercise	(284,467)	0
(Increase) in tax provision valuation stock options outstanding	(357,669)	(261,093)
Accretion of interest income on A/R from securitization	(339,128)	0
Increase in valuation reserve - private student loans	2,091,861	1,695,455
Decrease in valuation reserve - private student loans sold in securitization	(811,842)	0
(Decrease) in valuation reserve - private student loans charged-off	(671,184)	0

Changes in assets and liabilities
(Increase) in accounts receivable	(767,058)	(6,250)
(Increase) in restricted cash	(421,982)	(4,723,913)
Decrease/(Increase) in prepaid expenses and other current assets	210,067	(222,699)
Decrease/(Increase) in due from affiliates	755,506	(2,735,254)
Decrease in goodwill	72,000	0
(Increase) in security deposits	(37,007)	0
(Increase) in private student loans receivable, held for sale	(72,356,165)	(31,821,482)
(Increase) in federal student loans receivable, held for sale	(10,035,861)	(1,813,265)
Increase in accounts payable and accrued expenses, and other liabilities	2,184,648	791,536
Increase in accrued payroll	176,985	91,018
Increase in deferred contract revenue	1,453,596	0
(Decrease) in client deposits	(260,350)	0
Increase in deferred origination fee revenue	1,987,910	1,111,765

Total adjustments	(76,005,717)	(35,732,928)

Net cash (used in) operating activities	(86,066,898)	(46,850,818)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(548,428)	(168,178)
Increase in receivables from securitizations	(1,972,924)	0
(Increase) in Education Empowerment Fund I, LLC	(347,890)	(160,000)

Net cash (used in) investing activities	(2,869,243)	(328,178)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in advances - originating loan program agreements	71,403,909	31,490,233
(Decrease) due to repayments - originating loan program agreements	(68,666,187)	(26,979,464)
(Decrease) due to repayments - Nomura Credit and Capital credit facility	0	(384,379)
Increase in advances - Merrill Lynch credit facility	87,113,776	29,489,345
(Decrease) due to repayments - Merrill Lynch credit facility	(32,711,510)	(537,761)
Sale of private student loans receivable into securitization	32,473,684	0
Proceeds from conversion of warrants and options	1,140,381	96,149
Increase in deferred tax due to stock options outstanding	357,669	261,093
(Increase) in deferred financing fees	0	(262,500)

Net cash provided by financing activities	91,111,723	33,172,716

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,175,582	(14,006,280)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	11,605,531	19,105,402

CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,781,113	$5,099,122

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEARS FOR:
Interest expense	$994,355	$885,671
Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Accrued Series B stock dividends	$729,962	$599,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

MRU Holdings, Inc. (the “Company”) was incorporated in Delaware on March 2, 2000. On July 6, 2004 the Company changed its name to MRU Holdings, Inc. On May 20, 2005 the Board of Directors of the Company approved a change in the Company’s year end from December 31 to June 30.

On November 14, 2006, the 2006 annual meeting of stockholders was held at the New York, NY offices of McGuireWoods LLP. At the annual meeting the Company’s stockholders voted on, and approved by requisite stockholder vote, the election of eight directors to the Company’s board of directors.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the June 30, 2007 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustment, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented.

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

The Company recognizes referral income from referring private student loan requests to other lenders when payments are received from referral partners, since referral partners only remit payments for those borrowers after the referred borrowers have completed the loan process. As of September 30, 2007, the Company has terminated all referral agreements to consolidation and private lenders and does not expect to receive any referral income in the future.

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

For the quarter ended September 30, 2007, the Company incurred $989,794 in credit facility interest and originating bank costs related to its student loan receivables portfolios, $415,613 in referral marketing costs related to the generation of the Company’s private student loans, $81,614 in student loan servicing and custodial costs, $43,000 in consulting and hosting costs for the scholarship search and college application products and $394,228 in cost of subscription and service revenue related to college application products.

For the quarter ended September 30, 2006, the Company incurred $885,392 in credit facility interest and originating bank costs related to its student loan receivables portfolios, $229,455 in referral marketing costs related to the generation of the Company’s private student loans, $56,174 in student loan servicing and custodial costs, and $11,250 in consulting and hosting costs.

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

As of September 30, 2007, the Company maintained $1,423,753 as a valuation reserve for its private student loans receivable, representing an additional provision of $2,091,861 and reductions of $671,184 due to charge-offs and a reversal of $811,842 due to the sale of loans into a securitization compared to June 30, 2007.

The Company places a private student loan receivable on nonaccrual status and charges off the loan when the collection of principal and/or interest is 180 days past due or if the Company learns of an event or circumstance which in the Company’s judgment causes the loan to have a high probability of nonpayment, even before the collection of principal and/or interest is 180 days past due. The Company’s third party servicer works with borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the Company and accepted by the third party servicer that is consistent with established loan program servicing procedures and policies. Loan granted deferment or forbearance will likely cease principal and/or interest repayment, although these loans will continue to accrue interest. The Company works with the servicer in identifying borrowers who may be delinquent on their loans due to misinformation (students frequently change addresses) or availing the student borrower deferment or forbearance. The Company actively manages its servicing and collection process to optimize the performance of our student loans receivable portfolios. For the period ended September 30, 2007, the Company recorded charge-offs and placed on non-accrual loans totaling $671,184.

An analysis of the Company’s valuation reserve is presented in the following table for the quarter ended September 30, 2007:

Quarter Ended September 30, 2007

Balance at beginning of period	$814,918
Valuation reserve increase/(decrease)
Federally insured loans	0
Private student loans	2,091,861
Total valuation reserve change

Charge-offs net of recoveries
Federally insured loans	0
Private student loans	(671,184)
Net Charge-offs	(671,184)

Loans sold into securitization	(811,842)

Balance at end of period	$1,423,753

Private student loan valuation reserve as a percentage
of the private student loans receivable portfolio	3.1%

For the quarter ended September 30, 2007, the Company disbursed approximately $10.1 million in loans under the U.S. Department of Education’s Federal Family Education Loan Program (“FFELP”) provisions. The amount of valuation reserve for this portfolio is zero as the risk of loss is de minimus.

Cash and Cash Equivalents/Restricted Cash

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2007 and June 30, 2007, the Company’s uninsured cash balances total $15,989,082 and $13,506,587, respectively.

Included in cash and cash equivalents are restricted cash deposits that are not readily available to the Company for working capital purposes. At September 30, 2007 and June 30, 2007, the Company’s restricted cash balances were $3,575,822 and $3,153,840, respectively.

Security Deposits

As of September 30, 2007 and June 30, 2007, the Company had $992,026 and $955,019, respectively, in security deposits held and controlled by other parties to secure lease agreements the Company has for office space and facilities, on deposit with the Securities and Exchange Commission (“SEC”) for future SEC filings, and on deposit related to servicing agreements.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Computer network equipment	3 Years
Leasehold improvements	3 Years
Furniture and fixtures	3 Years

Investment in Education Empowerment Fund I, LLC (f/k/a Achiever Fund I, LLC)

On April 18, 2006, the Company entered into a definitive agreement with a consortium of European financial institutions with significant experience in consumer lending and specialty financial products to support the launch and origination of Preprime™ student loans. These private student loans address the market of post-secondary school borrowers who are currently unable to meet traditional private student loan underwriting criteria, e.g. thin or no credit history, insufficient earnings history, etc. The Company is both the managing member (through its Education Empowerment Funding I, LLC (f/k/a Achiever Funding LLC) affiliate and a minority investor in the Education Empowerment Fund I, LLC (f/k/a Achiever Fund I, LLC). As of September 30, 2007, the Company’s investment percentage in Education Empowerment Fund I, LLC was less than five (5%) percent.

On April 27, 2007, Education Empowerment SPV LLC, a wholly-owned, special purpose subsidiary of Education Empowerment Fund I, LLC, entered into a $100 million revolving credit facility for the origination and funding of PreprimeTM student loans with an asset backed commercial paper conduit managed by DZ Bank AG. The facility has a five year term. The proceeds from the initial draw down on the facility were used to return a significant portion of invested capital to Education Empowerment Fund I, LLC’s members. The line of credit expands the capacity of the fund to acquire PrePrime TM student loans originated by the Company. The line of credit is solely an obligation of the fund. There is no recourse to the Company.

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

1.
The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. (The agreement anticipated the need for more than the initial funding for each member up to a limit of $26 million. The Company is limited to $1 million in potential equity investment in this agreement. This agreement was amended to a funding limit of $40 million, with the Company limit amended to $1.5 million.)

2.	The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

a.
The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights. (Education Empowerment Fund I, LLC is controlled by a board of directors with voting rights held by the equity investors).

b.	The obligation to absorb the expected losses of the entity. (Gains and losses are allocated to members based on their respective investments).
c.	The right to receive the expected residual return of the entity. (Residual interests are returned to the members in a pro rata distribution based on their respective percentage interests)

3.
The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involved are conducted on behalf of an investor with a disproportionately small voting interest. (Voting Rights: The agreement requires the unanimous vote of the members; under Delaware law, managers who are also members have the same rights and powers of other members unless the operating agreement provides otherwise. Entity Activities: Education Empowerment Fund I, LLC provides student loans to unrelated third parties and thereby generates profits which are allocated to the members in proportion to their respective percentage interests.)

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

Retained Interests in Securitizations

The Company securitizes its student loan assets (“Securitizations”) and for transactions qualifying as sales retains residual interests (the “Residual Interests”), all of which are referred to as the Company’s accounts receivable from Securitizations. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The investors of the securitization trusts have no recourse to the Company’s other assets should there be a failure of the student loans to pay when due.

The Company recognizes the resulting gain on student loan securitizations in the condensed consolidated statements of operations. This gain is based upon the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The component in determining the fair value of the assets received that involves the most judgment is the Residual Interest. The Company estimates the fair value of the Residual Interest, both initially and each subsequent quarter, based on the present value of future expected cash flows using management’s best estimates of the following key assumptions — defaults, recoveries, prepayment speeds, interest rates on the asset backed bonds, and discount rates commensurate with the risks involved. Quoted market prices are not available for the Residual Interest. The Company accounts for its Residual Interests as available-for-sale securities. Accordingly, Residual Interests are reflected at market value with temporary changes in market value reflected as a component of accumulated other comprehensive income in stockholders’ equity.

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

Sales and Marketing

The Company expenses the costs associated with sales and marketing as incurred. Sales and marketing expenses, included in the statements of operations for the quarters ended September 30, 2007 and 2006 were $5,643,110 and $4,346,968, respectively.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”)  includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS for the quarters ended September 30, 2007 and September 30, 2006:

	September 30, 2007	September 30, 2006
		(Restated)
Net (loss) applicable to common shares	$(10,801,697)	$(11,718,961)
Weighted-average common stock
Outstanding (Basic)	25,831,203	17,617,449
Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-
Weighted-average common stock
outstanding (Diluted)	25,831,203	17,617,449

For September 30, 2007 and 2006, warrants (6,381,673 and 15,601,320) were not included in the computation of diluted EPS because inclusion would have been antidilutive. For September 30, 2007 and 2006, options (5,597,192 and 4,233,985) were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Financial Instruments Disclosures of Fair Value

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Instruments (FAS 107) requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

	September 30, 2007	June 30, 2007
Cash	$13,781,113	$	$ 11,605,531
Restricted cash	3,575,822		3,153,840
Accounts Receivable	2,266,508		1,979,058
Federal student loans, held for sale	17,430,563		7,394,702
Accounts Payable	4,797,248		3,835,193
Notes Payable - Doral Bank	4,136,252		1,398,529
Notes Payable - Merrill Lynch	66,113,660		11,711,393
Accounts Receivable from Securitizations	13,937,315		11,191,957

The fair value of the accounts receivable from Securitizations is internally calculated by discounting the projected cash flows to be received over the life of the trust. In projecting the cash flows to be received, the primary assumptions the Company makes relate to prepayment speeds, default and recovery rates, and cost of funds. These assumptions are developed internally. See Note 14 - Securitization, for further discussions regarding these assumptions. Carrying values approximate fair value for the other listed assets and liabilities because of their short time to realization.

Assets with fair values exceeding carrying amounts

	September 30, 2007
	Carrying Value	Fair Value
Private student loans receivable, held for sale, net of valuation reserve	$44,714,821	$50,371,245

Investment in Education Empowerment Fund I, LLC	$669,961	$837,518

	June 30, 2007
	Carrying Value	Fair Value
Private student loan receivable, held for sale, net of valuation reserve	$5,441,174	$6,023,110

Investment in Education Empowerment Fund I, LLC	$322,071	$341,546

The Company determined the fair value of its student loans receivable through a net present value analysis on an individual loan basis. This analysis considered the United States Department of Education’s cohort default rates for Title IV post-secondary educational institutions, the borrower’s program of study, the borrower and co-borrower’s credit quality, the individual terms of the loan, and estimated prepayment and recovery rates. As of September 30, 2007, the approximate 12.6% increase in fair value over the carrying value, which is the Company’s cost, results from this net present value modeling of future cash flows from the borrowers servicing these loans tempered by all of the above factors.

The fair value of the investment in Education Empowerment Fund I, LLC was determined from the September 2007 net asset value report provided to the investors in this entity.

Stock Based Compensation

At September 30, 2007, the Company had two stock-based compensation plans, the amended 2004 Incentive Plan and the 2005 Consultant Incentive Plan, both of which were registered with the Securities and Exchange Commission in November 2005. During the quarter ended December 31, 2005, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement 123(R), Share-Based Payments (“FAS123R”). FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to employees to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The Company recognized $960,363 in stock based compensation expense for the quarter ended September 30, 2007.

The Company recognized $767,920 in stock based compensation expense for the quarter ended September 30, 2006.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement 133 Accounting for Derivative Instruments and Hedging Activities and FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 155”). SFAS 155 was effective for the Company beginning in the first quarter of fiscal 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative, which would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value to be recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of SFAS 155 did not have any material impact on the Company’s condensed consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS 156, Accounting for the Servicing of Financial Assets, an amendment of FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 156”). SFAS 140 required that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and required entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS 140 for subsequent measurement. SFAS 156 was effective for the Company beginning in the first quarter of fiscal 2007. The adoption of SFAS 156 did not have any material impact on the Company’s condensed consolidated financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Adoption of this pronouncement in the quarter ended September 30, 2007 did not have an impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). This standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the Company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements.

In February 2007, FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its condensed consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (“EITF 06-11”), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in-capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The Company is currently assessing the impact of EITF 06-11 on its condensed consolidated financial statements.

Reclassification

Certain amounts in the September 30, 2006 financial statements have been reclassified to conform to the September 30, 2007 presentation. There was no effect on net loss for the periods.

NOTE 3 -	STUDENT LOAN RECEIVABLES, HELD FOR SALE

Student loan receivables are private student loans made to post-secondary and/or graduate students pursuing degree programs from selective colleges and universities in the United States of America and abroad.  Private student loans are not guaranteed by any governmental entity and are unsecured consumer debt.  Interest accrues on these loans from date of advance, with the interest rate dependent on the loan’s pricing tier as determined during underwriting and the student borrower’s choice of repayment option (deferred, interest payment only, and principal and interest payment).  Once these loans begin to service, borrower payments are applied to interest and principal consistent with the effective interest rate method per SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Origination fee revenue is recognized, if applicable, over the principal servicing life of the loan, also per SFAS 91.

The Company values its student loan receivables at the lower of cost or market on an individual loan basis. The Company determines the fair market value of its student loans receivable through a net present value analysis of its student loan portfolios. This process is described in Note 2, Financial Instruments Disclosures of Fair Value for private student loans receivable. The Company completed its first sale of student loans to a securitization transaction in June 2007 and plans to continue to securitize its student loan receivables in the future subject to market conditions.

MRU Lending, Inc. (“MRUL”) and MRU Funding SPV, Inc. (“MRUF”) have loan purchase agreements with Doral Bank Federal Savings Bank New York (the “Bank”), an affiliate of the Doral Financial Corporation. Through November 30, 2005, MRUL had a loan purchase agreement with Webbank, a Utah state chartered financial institution and a wholly owned subsidiary of WebFinancial Corporation.

The Bank loan program is secured by $3 million invested in seven-day certificates of deposit held at the Bank, with assignment rights to the Bank. The Bank also has the right to offset amounts due under the loan program against origination fees payable to MRUL and MRUF.

Through September 30, 2007, the Company purchased the following private student loan volumes through its various subsidiary loan programs. All loans purchased through these loans programs are purchased at par, i.e. no discount, and without recourse or redemption features available to the originating bank.

○	The Bank-MRUL loan program purchased approximately $18.5 million in private student loans.

○	The Bank-MRUF SPV loan program purchased approximately $194.2 million in private student loans.

○	The Webbank-MRUL loan program purchased approximately $1.5 million in private student loans.

The Company has retained servicing rights on the loans purchased under its various subsidiary loan programs and has outsourced the servicing function to a third party, who remits funds collected to us along with monthly activity reports.

NOTE 4 -	FIXED ASSETS

Fixed assets consist of the following at September 30, 2007 and June 30, 2007:

	September 30, 2007	June 30, 2007

Computer network equipment	$2,327,101	$2,081,701
Furniture and fixtures	78,756	71,033
Leasehold improvements	303,936	6,906
	2,709,793	2,159,640
Less: accumulated depreciation	(779,814)	(606,754)

Total fixed assets	$1,929,979	$1,552,886

Depreciation expense for the quarter ended September 30, 2007 and year ended June 30, 2007 was $173,060 and $388,217, respectively.

NOTE 5 -	INTANGIBLE ASSETS

The Company acquired a scholarship resource database in July 2005. After identification of tangible assets in this asset purchase, the Company paid and assigned a valuation of $148,440 to this intangible asset. The Company is amortizing this asset over a three year useful life.

The Company obtained a group of customer contracts, trademarks and technology, and a non-compete agreement related to a February 2007 transaction with The Princeton Review (“TPR”). The transaction valued the group of customer contracts at $1,500,000, the trademarks and technology at $1,000,000 and a non-compete with TPR at $500,000. The group of customer contracts is amortized over a four year useful life. The trademarks and technology are amortized over a five year useful life. The non-compete is amortized over the agreement’s five year term.

As of September 30, 2007, the book value and accumulated amortization of the Company’s intangible assets follows.

		Accumulated
Intangible Asset	Book Value	Amortization

Customer Contracts	$1,281,250	$218,750
Trademarks & Technology	883,333	116,667
Non-compete Agreement	441,667	58,333
Scholarship Resource data	37,110	111,330

TOTAL	$2,643,360	$505,080

As of June 30, 2007, the book value and accumulated amortization of the Company’s intangible assets follows.

		Accumulated
Intangible Asset	Book Value	Amortization

Customer Contracts	$1,375,000	$125,000
Trademarks & Technology	933,333	66,667
Non-compete Agreement	466,667	33,333
Scholarship Resource data	49,480	98,960

TOTAL	$2,824,480	$323,960

The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five fiscal years:

2008	$724,480
2009	$675,000
2010	$675,000
2011	$550,000
2012	$200,000

A non-cash adjustment of $72,000 was made to the purchase price of the TPR transaction during the three months ended September 30, 2007, reducing the purchase price and the related goodwill.

NOTE 6 -	PROVISION FOR INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting will either be taxable or deductible when the assets or liabilities are recovered or settled. The difference between the basis of assets and liabilities for financial and income tax reporting are not material, therefore the provision for income taxes from operations consist of income taxes currently payable.

The nature of the timing difference generating the deferred tax asset is the accumulated net operating loss carry forwards that can be applied towards mitigating future tax liabilities of the Company. The Company has established a valuation account at the full value of the tax deferred asset.

There were no provisions for income taxes for the quarters ended September 30, 2007 and 2006.

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

	Sept. 30, 2007	June 30, 2007

Deferred tax assets	$22,295,000	$18,760,000
Less: valuation allowance	(22,295,000)	(18,760,000)

Totals	$-	$-

At September 30, 2007 and June 30, 2007, the Company had accumulated net operating loss deficits of $63.7 million and $53.6 million, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. Note that the Company’s beneficial conversion features for the Series B Convertible Preferred Stock increases the Company’s accumulated deficit but does not contribute to net operating losses that can be used to offset future taxable income.

NOTE 7 -	STOCKHOLDERS’ EQUITY

Common Stock

There were 200,000,000 shares of common stock authorized, with 25,993,793 and 25,714,393 shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively. The par value for the common stock is $0.001 per share.

There were a total number of 141,895 warrants exercised for the quarter ended September 30, 2007 at a weighted average price of $2.84.

There were a total number of 137,505 options exercised for the quarter ended September 30, 2007 at a weighted average price of $3.33.

Series B Convertible Preferred Private Placement

There were 12,000,000 shares of Series B convertible preferred stock authorized, with 8,237,264 shares issued and outstanding as of September 30, 2007 and June 30, 2007. The par value for this preferred issuance is $0.001 per share.

As of September 30, 2007 and June 30, 2007, the balances for the additional paid-in capital account for the beneficial conversion feature for the Series B Convertible Preferred Stock were $14,520,391 and $14,263,768, respectively. The Company will continue to record the beneficial conversion feature for the Series B Convertible Preferred stock for any new issuances or dividends accrued on this instrument.

Stock Options

Under the 2004 Incentive Plan, as amended (the “Plan”), the Company may grant either incentive stock options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code, non-qualified stock options (“NQOs”), restricted stock, restricted stock units, performance grants, unrestricted common stock, or stock appreciation rights grants to its officers, directors, and employees and NQOs, restricted stock, restricted stock units, unrestricted common stock, or stock appreciation rights to its consultants or third party service providers.

The compensation committee of the Company's board of directors administers the Plan. The compensation committee has the complete authority and discretion to determine the terms of the Plan grants.

ISOs and NQOs are granted at an exercise price not less than their fair value at the date of the grant. Options granted have a maximum term of ten years. Option-vesting periods range from immediate vesting to three years, with approximately 33% of stock option grants vesting ratably over three years. During the quarter ended September 30, 2007, 161,500 options, with a weighted average fair value of $3.13 were granted under the Plan. There were no options granted under the Plan for the quarter ended September 30, 2006.

The key assumptions for the Black-Scholes valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate, and exercise price. Many of these assumptions are judgmental and highly sensitive. Following is a table of the key weighted average assumptions used in the valuation calculations for the options granted in the quarter ended September 30, 2007 and a discussion of our methodology for developing each of the assumption used in the valuation model.

September 2007
Expected term	6.5 yrs
Expected volatility	56.68%
Risk-free interest rate	4.792%
Dividend yield	0%

At September 30, 2007 there were 2,194,978 shares available for future grants under the Plan and 1,275,513 shares available for future grants under the 2005 Consultant Plan.

Expected Term. This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. The Company lacks sufficient historical exercise data that it may rely on to determine expected term for the grants issued through September 30, 2007. Therefore the Company relied on the simplified method for expected term as defined by the SEC Staff Accounting Bulletin 107 (SAB 107), where expected term equals the sum of the vesting term and the original contractual term, which is then divided by two. The Company has noted that the simplified method for estimating expected term is only available for option grants through December 31, 2007, when the SEC anticipates more detailed information should be available to the Company. An increase in the expected term will increase share-based compensation expense.

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

Warrants

There were no warrants issued during the quarters ended September 30, 2007 and 2006.

NOTE 8 -	CREDIT LINE WITH NOMURA CREDIT & CAPITAL, INC. (“NOMURA”)

On February 4, 2005, MRUL, a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”), by and among Nomura, as Agent, a subsidiary of Nomura Holdings, Inc., and the institutions from time to time party thereto as lenders, pursuant to which the lenders have agreed to provide MRUL with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. The loans under the Credit Agreement were secured by, among other things, a lien on all of the student loans financed under the Credit Agreement and any other student loans owned by MRUL and not otherwise released, together with a pledge of 100% of the capital stock of MRUL. The Credit Agreement contained terms and provisions (including representations, covenants and conditions) customary for transactions of this type. The Company paid $206,500 in deferred financing fees in association with the Credit Agreement.

The Credit Agreement also provided for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, breaches of certain representations and warranties, the bankruptcy of MRUL or MRUL Holdco, LLC (MRUL’s direct parent and wholly-owned subsidiary of the Company), failure to maintain certain net worth ratios, a material adverse change in MRUL’s ability to originate student loans, and failure of the Company to indirectly own 100% of the outstanding capital stock of MRUL. The facility had a three year term. Related to this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to an approximately 27.5% ownership interest in the Company on a diluted basis. The Company valued the warrants granted at $6,079,581 and recorded a deferred financing fee in an equivalent amount (see Note 15 - Restatement).

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

The Company recognized amortization expense associated with the financing fees of $523,810 for the quarter ended September 30, 2006. The financing fees were fully amortized as of June 30, 2007.

As of September 30, 2007, there were no amounts outstanding on the Nomura line of credit, as the line was terminated on July 5, 2007.

NOTE 9 -	CREDIT LINE WITH MERRILL LYNCH BANK USA (“MLBU”)

On January 23, 2006, the Company’s private student lending subsidiary, MRUF entered into a definitive agreement with MLBU pursuant to which MLBU will provide MRUF with a $175 million revolving credit facility for the origination and warehousing of private student loans. The facility has a one year term, with periodic renewals at the option of both parties. As a result of this transaction, MLBU was granted a warrant, subject to certain terms and conditions, to purchase up to 4.9% of the Company’s common stock.

On September 28, 2007, the Company and MLBU amended the Company’s warehouse line, effective October 15, 2007, to increase the cost of the warehouse line to market rates and to change the renewal amount to $145 million, which the Company estimates will increase the Company’s interest costs between the amendment date and the renewal date by approximately $100,000. The current credit facility with MLBU is up for renewal on December 24, 2007.

The Company recognized amortization expense associated with all deferred MLBU financing fees of $783,672 for the quarter ended September 30, 2006. The financing fees were fully amortized as of June 30, 2007.

As of September 30, 2007, the MRUF obtained approximately $66.1 million in financing through the MLBU line of credit by collateralization of loans originated through the Doral Bank FSB New York-MRUF loan program.

NOTE 10 -	LOAN PROGRAM AGREEMENTS

On July 25, 2005, MRUL, a wholly-owned subsidiary of the Company entered into a definitive agreement with the Bank. The agreement provides for the Bank’s origination of private student loans to qualified applicants participating in MRUL’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL or its affiliates and the sale by the Bank and purchase by MRUL of such student loans at par, i.e. no discount, and without recourse. The business purpose of the loan program and loan sale agreements between MRUL and the Bank allow MRUL to purchase student loans originated by a Federal Savings Bank. There are legal and regulatory advantages to MRUL for purchasing loans originated by a Federal Savings Bank that are not otherwise available to MRUL. The agreement between MRUL and the Bank is evidenced by a loan program agreement and a loan sale agreement both dated July 25, 2005. The agreements have a thirty-six (36) month term and are automatically renewable for up to two (2) successive terms of twelve (12) months.

There were no balances due to the Bank for origination of MRUL private student loans as of September 30, 2007 and June 30, 2007.

On January 10, 2006, MRU Originations, Inc. (“MRUO”) and MRU Funding SPV, Inc. (“MRUF”), wholly-owned subsidiaries of the Company entered into definitive agreements with the Bank. The agreement provides for the Bank’s origination of private student loans to qualified applicants participating in MRUO’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUO and the sale by the Bank and purchase by MRUF of such student loans at par, i.e. no discount, and without recourse. The business purpose of the loan program and loan sale agreements between, MRUO, MRUF, and the Bank allow MRUF to purchase student loans originated by a Federal Savings Bank. There are legal and regulatory advantages to MRUF for purchasing loans originated by a Federal Savings Bank that are not otherwise available to MRUF. The agreement between MRUO and the Bank is evidenced by a loan program agreement dated January 10, 2006. The agreement between MRUF and the Bank is evidenced by a loan program agreement dated January 10, 2006. The agreements have a thirty-six (36) month term and are automatically renewable for up to two (2) successive terms of twelve (12) months.

The balances due to the Bank for origination of MRUO private student loans were $4,136,252 and $1,398,529 as of September 30, 2007 and June 30, 2007.

NOTE 11 -	PATENTS

The Company has a patent pending for a business method. This business method enables the Company to provide customized financial products to consumers.

NOTE 12 -	COMMITMENTS AND CONTINGENCIES

Earn Out Feature of Acquisition

Related to the Company’s transaction with TPR, the Company could be obligated to pay an earn-out of up to $1.25 million in cash before December 31, 2008 based upon certain performance targets of the assets purchased in this transaction. In no event, will TPR owe the Company any amounts based on the performance of the assets the Company acquired from TPR.

Employment Agreements

The Company has three employment agreements with key management personnel. The following table summarizes the terms of the employee agreements the Company has with key management personnel:

NAME	TITLE	EXPIRATION DATE
Edwin J. McGuinn, Jr.	CEO	October 31, 2008
Raza Khan	President	April 1, 2009
Vishal Garg	CFO	April 1, 2009

Legal Matters

Related to the Company’s transaction with TPR, the Company assumed all costs, expenses, and judgments arising out of the CollegeNET, Inc. litigation that relate to the operation of the purchased assets on or after February 16, 2007.

On September 10, 2003, CollegeNET, Inc. (“CollegeNET”) filed suit in the U.S. District Court for the District of Oregon (Civil Action No. 05-CV-1205-BR), alleging that TPR infringed a patent owned by CollegeNET (U.S. Patent No. 6,460,042 - the ‘042 Patent), related to the processing of on-line applications.  CollegeNET never served TPR and no discovery was ever conducted. However, apparently based on adverse rulings in related lawsuits concerning the ‘042 Patent, CollegeNET dismissed the 2003 case against TPR without prejudice on January 9, 2004.

On August 2, 2005, the Court of Appeals for the Federal Circuit issued an opinion favorable to CollegeNET in its appeal from the adverse rulings in the related lawsuits.

The next day, August 3, 2005, CollegeNET again filed suit against TPR alleging infringement of the same ‘042 Patent that was the subject of the earlier action. On November 21, 2005, CollegeNET filed an amended complaint, which added a second patent (U.S. Patent No. 6,910,045 - the ‘045 Patent) to the lawsuit.  TPR was served with the amended complaint on November 22, 2005, and filed its answer and counterclaims on January 13, 2006, which was later amended February 24, 2006. On March 20, 2006 CollegeNet filed its reply to TPR’s counterclaims. CollegeNET seeks injunctive relief and unspecified monetary damages.

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

On March 29, 2006, the court granted TPR’s motion to stay all proceedings in the lawsuit pending completion of the PTO’s reexaminations of the CollegeNET patents. On November 9, 2006, the PTO issued a Non-Final Office Action rejecting all 44 claims of the ‘042 Patent. On January 9, 2007, CollegeNET filed a response to the Non-Final office Action with the PTO.  TPR could not predict the likely outcome of these proceedings, but believed that it had meritorious defenses to the CollegeNET claims and intended to vigorously defend.

On July 20, 2007 the PTO issued a “Notice of Intent to Issue Ex Parte Reexamination Certificate” in the reexamination of the ‘042 patent. A reexamination certificate is expected to be issued for the ‘042 patent within the next several months. Based on the PTO’s July 20th notice, the certificate is expected to confirm the validity of claims 1-31 as originally issued, allow new claims 45-53 and allow the other claims with certain amendments. The PTO’s July 20th decision to allow claims 1-31 of the ‘042 patent as originally issued is in conflict with a jury verdict rendered on October 5, 2006 in the case of CollegeNET v. XAP Corporation (Civil Action No. 03-129-BR), which found that claims 16, 18-22, 28, 32, 33, 36 and 38 of the ‘042 patent are invalid.

Although the Company has not been named as a party to the TPR litigation, the Company understands that the lawsuit may relate at least in part to the business of its subsidary, Embark Corp.  It is possible that CollegeNET will add the Company and/or Embark Corp. as defendants or bring a separate action against them.  The Company continues to believe that it will have meritorious defenses to the CollegeNET claims if eventually brought against the Company and intends to vigorously defend itself, if necessary. Accordingly, there is no amount claimed in damages against the Company or its subsidary, Embark Corp.

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

The following is a schedule by fiscal years of future minimum rental payments required under the operating leases which have an initial or remaining non-cancelable lease term in excess of one year as of June 30, 2007:

2008	$ 2,254,709
2009	$ 2,365,224
2010	$ 2,031,515
2011	$ 2,115,265
2012	$ 2,115,265

NOTE 13 -	RELATED PARTY TRANSACTIONS

The obligations of the Company under the ISID Finance of America, Inc. sub-lease are guaranteed by Edwin J. McGuinn, the Company’s Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the Sub-landlord.

NOTE 14 -	SECURITIZATION

On June 28, 2007, the Company closed its first securitization of its private student loan assets. The transaction was accounted for as a sale of the $137.8 million of private student loans securitized. In connection with the sale, the Company booked a gain of $16.2 million based upon the excess of the proceeds and value of the Residual Interest received over the carrying value of the assets sold. On September 25, 2007, the Company sold an additional $32.4 million of private loans to the trust and booked a gain of $4.1 million. The Company values the retained Residual Interest at $13.9 million, all of which are referred to as the Company’s accounts receivable from the Securitization. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, other fees, and the principal and interest on the bonds backed by the student loans. The residual cash flows are expected to be received by the Company over approximately 28 years. The investors in the securitization trusts have no recourse to the Company’s other assets should there be a failure of the student loans to pay when due.

The following table summarizes the Company’s securitization activity for the three months ended September 2007 and the year ended June 30, 2007.

($’s in Thousands)	Three Months Ended September 30, 2007				Year Ended June 30, 2007
	# of Sales	Amount of Loans Sold to Securitizations	Pre-Tax Gain	Gain %	# of Sales	Amount of Loans Sold to Securitizations	Pre-Tax Gain	Gain %
Private Student Loans	1	$32,473	$4,066	12.5%	1	$137,792	$16,205	11.8%
Federal Student Loans	0	0	0	0.0%	0	0	0	0.0%
Total Sales to Securitization	1	$32,473	$4,066	12.5%	1	$137,792	$16,205	11.8%

Key economic assumptions used in estimating the fair value of the Residual Interest at the date of securitization were as follows.

	Three Months Ended September 30, 2007		Year Ended June 30, 2007
	Private Student Loans	Federal Student Loans	Private Student Loans	Federal Student Loans
Annual Prepayment Rate (1)	7%	N/A	7%	N/A
Cumulative Default Rate (2)	4.5%	N/A	4.5%	N/A
Default Recovery Rate (3)	20%	N/A	20%	N/A
Weighted Average Life	9.0 yrs.	N/A	9.6 yrs.	N/A
Spread between LIBOR and Auction Rate Indices (4)	0.08%	N/A	0.01%	N/A
Discount Rate (5)	12%	N/A	12%	N/A

(1)	Annual Prepayment Rate is applied after loans enter repayment and is in addition to impact of defaults on collateral average life.

(2)	Cumulative Default Rate is the loan balance of defaulted student loans as a percentage of the aggregate principal balance of student loans upon entry into repayment.

(3)	Default Recovery Rate is the percentage of the defaulted loan balance that is recovered over time.

(4)
The senior tranches of the Company’s securitization are auction rate notes. The interest rate on auction rate notes is reset through an auction process periodically (currently every 28-days). Based upon market conditions at the time of each auction, the spread to LIBOR of the interest rate required by investors could be more or less than the initial spread to LIBOR at which the transaction was priced. Since August 2007, the interest rate on the Company’s student loan auction rate notes has widened to approximately 0.95% over LIBOR. In booking the gain on the loans sold in September 2007 and in valuing the Residual Interest, the Company has assumed that these higher spreads will continue through the end of the calendar year and then gradually return to the original projections during 2008. The spread indicated above is the weighted average over the life of the transaction.

(5)	Discount Rate is the rate of return used to discount the residual cash flows projected given the collateral assumptions and the securitization structure.

The following table summarizes cash flows received from or paid to the securitizations trust during three months ended September 30, 2007 and the year ended June 30, 2007.

($’s in Thousands)	Three Months Ended September 30, 2007	Year Ended June 30, 2007
Net proceeds from sales of loans to securitizations	$32,545	$138,095
Repurchases of securitized loans due to delinquency	0	0
Cash distributions from trusts related to Residual Interests	0	0

Residual Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those Securitizations as of September 30, 2007 and June 30, 2007.

($’s in Thousands)	As of September 30, 2007		As of June 30, 2007
	Private Student Loans	Federal Student Loans	Private Student Loans	Federal Student Loans
Fair value of Residual Interests	$13,937	N/A	$11,192	N/A
Underlying securitized loan balance	$170,394	N/A	$137,828	N/A
Weighted average life	9.0 yrs.	N/A	9.6 yrs.	N/A
Annual Prepayment Rate	7%	N/A	7%	N/A
Cumulative Default Rate	4.5%	N/A	4.5%	N/A
Default Recovery Rate	20%	N/A	20%	N/A
Spread between LIBOR and Auction Rate Indices	0.08%	N/A	0.01%	N/A
Discount Rate	12%	N/A	12%	N/A

The following table summarizes the sensitivity of the value of the Residual Interest to variations in the key economic assumptions described above.

($’s in Thousands)	Percentage Change in Assumptions		Residual Balance	Percentage Change in Assumptions
	Down 20%	Down 10%		Up 10%	Up 20%
Annual Prepayment Rate
Residual Balance	$14,577	$14,250	$13,937	$13,635	$13,343
% Change	4.59%	2.24%		(2.17%)	(4.26%)
Cumulative Default Rate
Residual Balance	$14,915	$14,425	$13,937	$13,453	$12,975
% Change	7.02%	3.50%		(3.47%)	(6.91%)
Default Recovery Rate
Residual Balance	$13,752	$13,845	$13,937	$14,030	$14,123
% Change	(1.33%)	(0.67%)		0.67%	1.33%
Discount Rate
Residual Balance	$16,095	$14,965	$13,937	$13,000	$12,143
% Change	15.48%	7.37%		(6.72%)	(12.87%)

($’s in Thousands)	Percentage Change in Assumptions		Residual Balance	Percentage Change in Assumptions
	Tighten 10 basis points	Tighten 5 basis points		Widen 5 basis points	Widen 10 basis points
Spread between LIBOR and Auction Rate Indices
Residual Balance	$14,755	$14,346	$13,937	$13,529	$13,123
% Change	5.87%	2.93%		(2.93%)	(5.84%)

These sensitivities are hypothetical and should be used with caution. The effect of each change in assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in key assumptions may differ from the sum of the individual effect above.

The table below shows the Company’s off-balance sheet private student loan delinquency trends as of September 30, 2007 and June 30, 2007.

($’s in Thousands)	As of September 30, 2007		As of June 30, 2006
Loans in-school /grace/deferment (1)	$138,260		$109,778
Loans in forbearance (2)	1,169	3.6%	789	2.8%
Loans in repayment
Current	29,481	91.7%	26,763	95.4%
Delinquent 31-60 Days (3)	404	1.3%	409	1.5%
Delinquent 61-90 Days	734	2.3%	87	0.3%
Delinquent 91 Days or More	346	1.1%	0	0.0%
Total Loans in repayment and forbearance	$ 32,134	100.0%	$ 28,048	100.0%
Total off-balance sheet private student loans	$170,394		$137,828

(1)
Loans for borrowers who are not required to make payments because they are still in or have returned to school, have recently graduated, or are in other valid non-repayment statuses (e.g., military service, medical / dental residency, etc.).

(2)	Loans for borrowers who have entered repayment but have requested a moratorium on making payments due to economic hardship or other factors, in keeping with established program guidelines.

(3)	Delinquency is the number of days that scheduled payments are contractually past due.

NOTE 15 -	RESTATEMENT

The Company is restating the condensed consolidated statements of operations and cash flows for the three months ended September 30, 2006.

As identified in Note 8, on February 4, 2005, MRUL, a wholly-owned subsidiary of the Company entered into a Credit Agreement with Nomura under which Nomura agreed to provide MRUL with a $165 million secured revolving credit facility for the origination and warehousing of private student loans.  Related to this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to, at that point in time, 27.5% ownership interest in the Company on a diluted basis.

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

The impact on the condensed consolidated statement of operations for the three months ended September 30, 2006 is as follows:

•	Depreciation and amortization has been increased by $506,632, from $886,702 to $1,393,334.
•	Loss applicable to common shares has increased $506,632, from $(11,212,330) to $(11,718,962).
•	Net loss per basic and diluted shares has increased $0.03 from $(0.64) to $(0.67).

Net loss, and depreciation and amortization as reported in the condensed consolidated statement of cash flows for the three months ended September 30, 2006 have been restated as described above.

NOTE 16 -	SUBSEQUENT EVENTS

Private Placement Issuance of Senior Secured Notes

On October 19, 2007, the Company, in a private placement transaction, entered into a securities purchase agreement with two institutional accredited investors to issue and sell 12% senior secured notes (the “Notes”) in an original aggregate principal amount of $11,200,000.  The Notes were issued with original issue discount in an aggregate amount equal to $1,217,000 and have a three year term.  The Company has the right to prepay the Notes in whole or in part at any time without premium or penalty. The Notes are guaranteed by the Company’s direct and indirect subsidiaries other than those subsidiaries established as special purpose entities for the purpose of structured financing transactions.

In connection with this transaction, the Company delivered to the investors an Assignment Agreement, dated as of October 19, 2007, made by MRU ABS LLC, a wholly owned subsidiary of the Company (“MRU ABS”), whereby MRU ABS, transferred and conveyed to the Company, all of MRU ABS’ right, title and interest in and to the right to receive any residual payments from the MRU Student Loan Trust 2007-A.  The Company also entered into a pledge and security agreement with such investors, dated as of October 19, 2007, pursuant to which the Company has provided such investors with a first lien on and first perfected security interest in (i) all of the equity interest in MRU ABS (“Pledged Interests”); (ii) all other property in substitution for or in addition to the Pledged Interests; (iii) any dividends or distribution from MRU ABS; and (iv) the proceeds of any of the collateral described in clauses (i)-(iii) inclusive.

The Company will use the net proceeds from the sale of the Notes for general corporate and working capital purposes.

Private Placement Sale of Shares of Common Stock

On November 2, 2007, the Company, in a private placement transaction, entered into a securities purchase agreement with a group of institutional accredited investors to issue and sell an aggregate of 5,180,000 shares of its common stock.  Except with respect to 850,000 shares sold to certain affiliates of the Company which were sold at $4.98 per share, the closing bid price of its common stock on November 2, 2007, the shares issued in the private placement were sold at a price of $4.65 per share.  The Company will use the proceeds from the sale of the shares for general corporate and working capital purposes.

Amendment of Education Empowerment Fund I, LLC and Warehouse Line with DZ Bank

On November 9, 2007, the Company concluded an amendment of Education Empowerment Fund I, LLC (the “Fund”) and the Fund’s revolving credit facility with an asset backed commercial paper conduit managed by DZ Bank AG (the “DZ Facility”) which will allow the Company to originate and leverage private student loans similar to those currently financed by the MLBU credit facility through the Fund and the DZ Facility.

The Fund has been amended to allow for a second investment pool to be formed. The second investment pool will be used to purchase private student loans originated by the Bank pursuant to the same criteria used in the Bank-MRUF SPV program. The Company will contribute all of the capital for the second investment pool. The original investment pool which the Company manages and is an investor in remains the same and will continue to acquire PrePrimeTM loans.

The Fund’s revolving credit facility with an asset backed commercial paper conduit managed by DZ Bank AG has been amended to increase its capacity from $100 million to $200 million, of which up to $200 million may be used to fund private student loans and up to $150 million may be used to fund PrePrimeTM loans. The facility has a remaining term of four and one-half years.

CollegeNet Litigation

The following relates to subsequent events regarding the CollegeNet litigation discussed in Note 12. With respect to CollegeNET v. XAP Corporation lawsuit , a final judgment has not been entered. On October 3, 2007, the court lifted the stay of proceedings and directed the parties to address various discovery issues. A further status conference was held on October 16, 2007, and an additional conference has been scheduled for November 16, 2007.  The Company understands that it may be subpoenaed by one or more of the parties to provide certain documents or information in the lawsuit.  To date, however, no subpoena has been served.

The Company continues to believe that it will have meritorious defenses to the CollegeNET claims if eventually brought against the Company and intends to vigorously defend itself, if necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and accompanying notes included within this quarterly report. In addition to the historical information, the discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to applications of our critical accounting policies and factors including, but not limited to, those set forth under the caption “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q.

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

In addition to our unique underwriting methodology, we take a highly focused approach to our marketing while maintaining one of the most diverse sourcing channels in the industry. Of the approximately 6,500 accredited institutions of higher education in the United States, we focus on a targeted subset of undergraduate and professional graduate institutions. The professional graduate disciplines that we target include law, business administration, engineering and medicine. These criteria define our lending and marketing methods. We believe that this targeted approach will consistently yield the optimal mix of attractive pricing, acceptable credit risk and a sufficiently deep base of potential customers. We use a highly diverse approach to sourcing potential customers which we believe will create more sustainable distribution channels than our competitors. We are one of the few companies in this sector to market directly to students and their parents. Our direct marketing channels include print advertising campaigns, direct mail campaigns, radio campaigns, Internet marketing campaigns and our branded MyRichUncle™ web site: www.MyRichUncle.com. In addition, we have developed indirect origination sources including referrals from third party referral companies for whom we may provide a private labeled set of student loan products. Equipped with our unique credit model, our focused marketing and diverse distribution channels, we believe we are well positioned to grow in the market for higher education products and services.

The student loan business is seasonal in nature and activity generally corresponds with the timing of tuition payments and other student-related borrowing needs throughout the school year. Our first fiscal quarter, the three months ending September 30, when students are starting or returning to school, is the busiest time of the year for us in originating loans. We typically receive the largest amount of loan applications during this quarter and correspondingly underwrite the most loans. In the first quarter of fiscal 2008, the Company originated a record number of loans aggregating approximately $130 million in our private and federal student loan programs. There is a second surge in applications and originations as students prepare to meet their financial obligations for the semester that begins in January. This activity typically benefits our second fiscal quarter, the three months ending December 31, and our third fiscal quarter, the three months ending March 31. Additionally, as MRU adds to its product offerings, we expect that new products will be additive to our results and as we introduce them in any given quarter that particular quarter could also have variations when compared to the comparable quarter in previous years.

We generate operating revenues from: interest accrued and origination fees on our student loan portfolio, origination and management fees paid to us by the Education Empowerment Fund for the generation and management of PrePrime TM loans, and subscription and service revenues from our online college application business. Gains from the sale or Securitizations of portfolios of our student loans are recorded in Other Income.

The Company’s earnings and growth in earnings are directly affected by the size of its portfolio of student loans, the interest rate characteristics of our student loan portfolios, and the costs associated with originating, financing, and managing our student loan portfolios. The Company’s income is primarily generated by Securitization income and interest income, or net interest earned on its student loan portfolios. Our quarterly revenue, operating results and profitability vary and may continue to vary on a quarterly basis, primarily because of the timing and volume of the loans we originate and because of the timing, size and structure of any Securitizations we may execute.

In June 2007, the Company completed its first securitization of private student loans. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. The debt instruments that the trust issues to finance the purchase of these student loans are obligations of the trust, and not obligations of the Company. On a going forward basis, the Company plans to either sell or securitize student loan portfolios, which will generate a gain on sale for the Company for this asset. The timing of such an event is dependent on several factors, including but not limited to the following: the size of the Company’s student loan portfolios, the financial ability of the Company to hold this asset, the market at the time of the transaction for this asset class, and the ability of the Company to support the requirements for a sale or securitization transaction. The Company believes that it is likely to have one or two securitization transactions before the conclusion of its current fiscal year on June 30, 2008.

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

In the second fiscal quarter, we closed on a financing of the residual interest from our June 2007 $200 million securitization. The Company issued Notes totaling $11.2 million which were secured by the residual interest in the Company’s Securitization. We believe that our ability to raise funds in this way demonstrates the high quality of the student loan collateral that the Company originated and securitized and validates our valuation of our residual asset.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

OPERATING REVENUE The Company’s operating revenue is primarily comprised of interest and origination fees on loans generated and subscription and service revenue fees from the Company’s Embark subsidiary, an online college application business acquired by the Company in February 2007. For the three months ended September 30, 2007, the Company’s operating revenue increased 132%. Operating revenue in the first quarter of fiscal 2008 was $2,994,003 compared to $1,288,347 in the first quarter last year.

The significant increase in operating revenue from the three month ended September 30, 2006 to the three months ended September 30, 2007 is attributable to the contribution from Embark, the growth in origination of PrePrime TM loans, the growth of the Company’s federal student loan portfolio and the accrual of interest income on the Residual Interest from the Company’s Securitization. Subscription and service revenue, primarily from the Company’s Embark subsidiary, was $1,401,992 for the three months ended September 30, 2007 compared to $6,250 for the three months ended September 30, 2006. Origination processing fees generated by the Company’s origination of PrePrime TM loans for Education Empowerment Fund I, LLC increased 143% to $340,397 for the three months ended September 30, 2007 compared to $140,194 from the comparable period a year ago, proportionate with the growth in origination volume. Interest income generated by federal student loans increased $154,176, reflecting significant growth over the past year in the federal student loan program which was successfully launched in the three months ended September 30, 2006; the Company’s federal student loan portfolio has grown from $1.8 million outstanding as of September 30, 2007 to $17.4 million as of September 30, 2007. Additionally, for the first time, the Company has recorded interest income of $339,128, equal to the accrual at the discount rate on the Residual Interest on its securitization which was completed at the end of June 2007. Interest income on private student loans decreased to $721,882 for the three months ended September 30, 2007 from $1,112,631 for the three months ended September 30, 2006, due to lower average outstandings of private student loans on the Company’s balance sheet.

COST OF REVENUES Cost of revenues increased 40% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, growing to $4,016,110 from $2,877,726. This increase was driven primarily by: a $396,406 increase to the private student loan valuation reserve provision proportionate with higher origination volumes; cost of subscription and service revenue of $394,228 associated with Embark; and a $186,158 increase in referral marketing costs proportionate with increased origination of private student loans by the Company’s private label marketing partners.

GROSS PROFIT The Company’s gross loss of $1,022,107 for the three months ended September 30, 2007 was an improvement compared to a gross loss of $1,589,379 for the three months ended September 30, 2006. Total cost of revenues as a percentage of operating revenue was 134% in the three months ended September 30, 2007 compared to 223% in the three months ended September 30, 2006. This improved margin contribution reflects the inclusion of Embark in the consolidated results, as Embark generated a gross profit during the quarter.

OPERATING LOSS  The operating expenses for the three months ended September 30, 2007 were $13,214,103 compared to operating expenses of $9,700,403 for three months ended September 30, 2006, resulting in an operating loss of $14,236,210 in the three months ended September 30, 2007 and an operating loss of $11,289,782 in the three months ended September 30, 2006. Excluding the Embark business operating expenses of approximately $2 million (which are included mainly within consolidated corporate general and administrative expenses, sales and marketing expenses, operations expenses, and technology development) and the non-cash stock compensation expense associated with FAS 123R "Accounting for Stock Based Compensation" (“FAS 123R”) of $960,363 recorded in the three months ended September 30, 2007, and FAS 123R expense of $767,920 in the three months ended September 30, 2006, operating expenses increased approximately $1.3 million to support the growth of the business as the volume of loans the Company originated increased 174% to $130 million in the three months ended September 30, 2007 compared to $47.4 million during the comparable period a year ago. The Company believes that the approximately 15% increase in cash operating expenses (excluding the addition of Embark) vs. the 174% increase in loan origination volume is indicative of increasing efficiencies of scale in the Company’s business model.

Depreciation and amortization expense was $352,456 in the three months ended September 30, 2007 compared to $1,393,334 in the three months ended September 30, 2006. The decrease is primarily due to the deferred financing fees related to the MLBU and Nomura credit facilities, which were fully amortized as of June 30, 2007.

OTHER INCOME For the three months ended September 30, 2007, net other income was $4,164,475 compared to $171,893 for the three months ended September 30, 2006. The increase is due to securitization income of $4,065,582 generated by the Company’s sale in the three months ended September 30, 2007 of the second pool of loans to the securitization trust established in June 2007.

NET LOSS For three months ended September 30, 2007, the Company incurred a net loss after preferred stock dividends of $10,801,697, or $0.42 per share compared to a net loss of $11,718,961, or $0.67 per share for the three months ended September 30, 2006. The weighted average number of shares outstanding for three months ended September 30, 2007 was 25,831,203 shares compared to 17,617,449 shares for the three months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES
While the credit markets continue to experience dislocation, the Company has been able to secure additional liquidity and capital which will permit it to continue to grow its business.
•	On October 19, 2007, the Company sold $11.2 million in Notes, secured by the Residual Interest in the Company’s Securitization, which raised approximately $9.7 million in net cash proceeds.
•	On November 2, 2007, the Company sold 5.18 million shares of common stock in a private placement transaction, raising net cash proceeds of approximately $23.0 million.
•
On November 9 the Company amended Education Empowerment Fund I, LLC and the Fund’s facility with DZ Bank AG to increase the size of the facility from $100 million to $200 million and to permit the funding of the Company’s private student loans (which are currently being funded through its facility with MLBU) in addition to PrePrimeTM loans.

The Company currently expects to extend its credit facility with MLBU which is up for renewal on December 24, 2007. The Company’s current agreement with MLBU provides it with the right of first offer on financing the Company’s private student loan portfolio for a period of 3 years and up to $500 million in loan volume. In addition, MLBU owns a combined total of 1.9 million warrants of the Company’s stock at an average conversion price of $3.50 to $3.80, of which approximately 50% have not yet vested and will vest upon renewal.

Additionally, the Company is currently in due diligence and documentation with two other banks to provide warehouse facilities for its private and federal student loans. The Company expects to close one or both facilities before the end of the year.

CASH AND CASH EQUIVALENTS AND ACCOUNTS RECEIVABLE As of September 30, 2007, the Company had unrestricted cash and cash equivalents of $13,781,113, restricted cash of $3,575,822, and accounts receivable of $2,266,508 compared to unrestricted cash of $11,605,531, restricted cash of $3,153,840, and accounts receivable of $1,979,058 as of June 30, 2007. $2.1 million of the September 30, 2007 balance of restricted cash is security for the Company’s subsidiaries’ loan purchase and sale agreements with the Bank which fluctuates with the volume of the loans originated. Accounts receivable are related to business activity generated by our Embark subsidiary.

The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s uninsured cash balances were $15,989,082 and $13,506,587, respectively for the three months ended September 30, 2007 and year ended June 30, 2007.

Since the close of the quarter, the Company has received an additional $32.7 million of net cash proceeds from the sale of Notes, secured by the Residual Interest in the Company’s Securitization and the private placement of 5.18 million shares of common stock.

STUDENT LOAN RECEIVABLES As of September 30, 2007 the Company had a balance of private student loans receivables (net of reserves) of $44,714,821 compared to $5,441,174 as of June 30, 2007. The amount on the Company’s balance sheet increased as a result of the increased loan volume during the months of July through September, reduced by the sale of approximately $32 million of loans into the Company’s securitization transaction.

At September 30, 2007, the Company had a balance of $17,430,563 of federal student loan receivables compared to $7,394,702 at June 30, 2007. The Company launched its federal student loan program in fiscal 2007.

FIXED ASSETS At September 30, 2007 the Company had $1,929,979 of net fixed assets compared to $1,552,886 at June 30, 2007. The increase is mainly due to additional technology spending at the Company’s Embark subsidiary.

OTHER ASSETS At September 30, 2007, the Company had $11,454,834 in other assets compared to $11,873,066 at June 30, 2007. The decrease since June 30, 2007 is primarily associated with the amortization on the investment asset and goodwill related to the Company’s acquisition of Embark. Security deposits were $992,026 at September 30, 2007 associated with the Company’s leases for office space and loan servicing contracts.

LIABILITIES Total liabilities were $84,557,587 at September 30, 2007 compared to $21,458,959 at June 30, 2007. The increase is primarily due to additional borrowing on the MLBU line for funding of loan originations. Client deposits and deferred contract revenues were $4,368,108 related to prepaid annual school contracts and application fees collected on behalf of client schools generated by our Embark subsidiary. As of September 30, 2007, the Company had $4,797,248 in accounts payable and $1,265,413 in accrued expenses, compared to $3,835,193 and $457,578, respectively as of June 30, 2007.

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

Commercial Commitments

	Total	Current	1-3 years	3-5years
Lines of Credit	$66.1 million	$66.1 million	$0	$0
Standby Letters of Credit	$0	$0	$0	$0
Guarantees	$0	$0	$0	$0
Standby Repurchase Obligations	$0	$0	$0	$0
Other Commercial Commitments	$1.4 million	$1.4 million	$0	$0
Total Commercial Commitments	$13.1 million	$13.1 million	$0	$0

The Company has a renewable $145 million credit facility with MLBU, terms of which are described in the Notes to the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q. The Company had an outstanding balance of $66,113,660 on its credit facility with MLBU at September 30, 2007 and $11,711,393 at June 30, 2007. The Company had an outstanding balance on its credit facility with Nomura of $18,732,264 at June 30, 2006. During fiscal 2007 the Company paid off the Nomura credit facility. The Company’s subsidiaries have loan purchase and sale agreements with the Bank and at September 30, 2007, the Company had total commitments to the Bank of $4,136,252 compared to $1,398,529 at June 30, 2007.

OFF-BALANCE SHEET ARRANGEMENTS/TRANSACTIONS

None.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

The Company’s Management and Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. On an ongoing basis, management evaluates its estimates and judgments, including but not limited to those related to revenue recognition, accrued expenses, financing operations, contingencies, and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Such estimates may be the most significant accounting estimates inherent in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. These accounting policies are described and disclosed in relevant sections in this discussion and analysis and in the notes to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Note on Forward-Looking Statements

Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, our current business plan, business and investment strategy and portfolio management. These forward-looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that we believe might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in Item 1A of this Form 10-Q. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Risks Related to Cash and Cash Equivalents

We have market risk exposure related to changes in interest rates applicable to our cash and cash equivalents. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. As September 30, 2007, cash and cash equivalents consisted primarily of bank demand deposits which are immediately available and certificates of deposit of up to 7-days maturity. As a result, we do not believe a change in interest rates would have a material impact on the fair value of cash and cash equivalents.

Risks Related to Student Loans held for Sale

We also have market risk exposure to our student loans held for sale. Our loans held for sale at September 30, 2007, consisted of $46.2 million of private student loans and $17.4 million of federal student loans. Our loans held for sale are recorded at lower of cost or market. Since all of our student loans are floating rate and are financed using floating rate liabilities, we do not believe that a change in interest rates would materially impact the value of the loans. The value of the loans is primarily sensitive to credit spreads associated with the cost of financing such loans, whether on a short term basis or long term through securitization.

Risks Related to Residual Interests in Securitization

Because there are no quoted market prices for our Residual Interests, we use discounted cash flow modeling techniques and various assumptions to estimate their values. We base these estimates on the individual terms of the loans, borrower and co-borrower credit characteristics, the federal cohort default rate as reported by the U.S. Department of Education for the institution attended, the borrower’s programs of study, industry data regarding the performance of other private student loans, the terms of the Securitization and the expected cost of funds. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auctions rates, as well as decreases in default recovery rates, would have a negative effect on the value of our residuals. For an analysis of the estimated change in residual receivables balance at September 30, 2007 based on changes in these loan performance assumptions, see Note 14 in the footnotes to the condensed consolidated financial statements contained in this quarterly report on form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified  by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.      Legal Proceedings

CollegeNet Litigation

Related to the Company’s transaction with TPR, the Company assumed all costs, expenses, and judgments arising out of the CollegeNET litigation that relate to the operation of the purchased assets on or after February 16, 2007.

On September 10, 2003, CollegeNET filed suit in the U.S. District Court for the District of Oregon (Civil Action No. 05-CV-1205-BR), alleging that TPR infringed a patent owned by CollegeNET (U.S. Patent No. 6,460,042 - the ‘042 Patent), related to the processing of on-line applications.  CollegeNET never served TPR and no discovery was ever conducted. However, apparently based on adverse rulings in related lawsuits concerning the ‘042 Patent, CollegeNET dismissed the 2003 case against TPR without prejudice on January 9, 2004.

On August 2, 2005, the Court of Appeals for the Federal Circuit issued an opinion favorable to CollegeNET in its appeal from the adverse rulings in the related lawsuits.

The next day, August 3, 2005, CollegeNET again filed suit against TPR alleging infringement of the same ‘042 Patent that was the subject of the earlier action. On November 21, 2005, CollegeNET filed an amended complaint, which added a second patent (U.S. Patent No. 6,910,045 - the ‘045 Patent) to the lawsuit.  TPR was served with the amended complaint on November 22, 2005, and filed its answer and counterclaims on January 13, 2006, which was later amended February 24, 2006. On March 20, 2006 CollegeNet filed its reply to TPR’s counterclaims. CollegeNET seeks injunctive relief and unspecified monetary damages.

TPR filed a request with the PTO for ex parte reexamination of CollegeNET’s ‘042 Patent on September 1, 2005. TPR filed another request with the PTO for ex parte reexamination of CollegeNET’s ‘045 Patent on December 12, 2005. The PTO granted TPR’s requests and ordered reexamination of all claims of the CollegeNET ‘042 patent on October 31, 2005 and ordered reexamination of all claims of the CollegeNET ‘045 Patent on January 27, 2006.

On March 29, 2006, the court granted TPR’s motion to stay all proceedings in the lawsuit pending completion of the PTO’s reexaminations of the CollegeNET patents. On November 9, 2006, the PTO issued a Non-Final Office Action rejecting all 44 claims of the ‘042 Patent. On January 9, 2007, CollegeNET filed a response to the Non-Final office Action with the PTO.  TPR could not predict the likely outcome of these proceedings, but believed that it had meritorious defenses to the CollegeNET claims and intended to vigorously defend.

On July 20, 2007 the PTO issued a “Notice of Intent to Issue Ex Parte Reexamination Certificate” in the reexamination of the ‘042 patent. A reexamination certificate is expected to be issued for the ‘042 patent within the next several months. Based on the PTO’s July 20th notice, the certificate is expected to confirm the validity of claims 1-31 as originally issued, allow new claims 45-53 and allow the other claims with certain amendments. The PTO’s July 20th decision to allow claims 1-31 of the ‘042 patent as originally issued is in conflict with a jury verdict rendered on October 5, 2006 in the case of CollegeNET v. XAP Corporation (Civil Action No. 03-129-BR), which found that claims 16, 18-22, 28, 32, 33, 36 and 38 of the ‘042 patent are invalid. However, as of November 1, 2007, a final judgment has not been entered in the CollegeNET v. XAP Corporation lawsuit.

On October 3, 2007, the court lifted the stay of proceedings and directed the parties to address various discovery issues. A further status conference was held on October 16, 2007, and an additional conference has been scheduled for November 16, 2007.  The Company understands that it may be subpoenaed by one or more of the parties to provide certain documents or information in the lawsuit.  To date, however, no subpoena has been served.

The Company has not been named as a party to the TPR litigation.  It is possible that CollegeNET will add the Company and/or Embark Corp. as defendants or bring a separate action against them.  The Company continues to believe that it will have meritorious defenses to the CollegeNET claims if eventually brought against the Company and intends to vigorously defend itself, if necessary.

Item 1A.     Risk Factors.

There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-KSB for the year ended June 30, 2007. In addition to the other information discussed in this quarterly report on Form 10-Q, please consider the risk factors provided below which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

We have a history of losses and, because we expect our operating expenses to increase in the future, we may not be profitable in the near term, if ever.

The Company has accumulated net operating loss deficits of $63.7 million through September 30, 2007. The fourth quarter of the 2007 fiscal year, in which the Company had net income of $0.8 million, was our first profitable quarter due to the Securitization. There can be no assurance that we will generate net income for our stockholders on a consistent basis.

We expect to generate a significant portion of our income from gains on the sale of our student loans to Securitizations; our financial results and future growth would be adversely affected if we are unable to securitize.

Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities backed by those loans. The Company completed its first securitization in June 2007, in which it recognized a gain of $16.2 million from the sale of $137.8 million of private student loans to a trust established by the Company; in September 2007, the Company sold $32.4 million of additional private student loans the trust and recorded a gain of $4.1 million. It is our intent to continue to securitize our student loans from time to time as sufficient volumes of loans are originated to efficiently execute such transactions. The amount of gain we will recognize from these securitizations will be affected by the timing, size and structure of the securitization transactions, as well as the composition of the loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funds. Because we expect the gain on sale of student loans to securitizations to comprise a significant portion of future income, the size and timing of such transactions will greatly affect our quarterly results. Until such time as we originate sufficient volume to efficiently securitize loans every quarter, our income will vary significantly from one quarter to the next depending upon whether a securitization is executed in a given quarter or not.

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

Due to recent disruptions in the credit markets precipitated by the subprime mortgage crisis, the cost of our credit facilities has increased to reflect current market conditions. Although we hope to renew our credit facilities on terms more consistent with those we have enjoyed in the past, there can be no assurance that we will renew such credit facilities on equivalent terms, if at all.

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

The uncertainty and volatility of the credit markets may have a significant impact on the revenues derived from our securitization transactions. The securitization of our loan portfolios rely heavily on key assumptions, such as credit spreads and expected defaults. If credit spreads continue to widen and the defaults of borrowers under our existing loan portfolios increase, the revenues generated by our loan portfolios may be significantly reduced, and accordingly, we may be unable to continue to recover the same level of residual interest from our securitization trusts which we achieved in the past under more favorable market conditions.

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

Insiders and significant stockholders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

As of November 14, 2007, our directors and executive officers beneficially owned approximately 23.4% of the outstanding voting shares and our two largest stockholders owned an additional 26.1% of our outstanding voting shares. As a result, these stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period covered by this quarterly report on Form 10-Q, we issued 141,895 shares of our common stock in connection with the exercise of previously issued warrants.

The dates of issuance and issue price of the shares is as follows:

Date of Issuance	Number of Shares Issued	Exercise or Issuance Price
July 6, 2007	16,742	$2.00
July 9, 2007	39,653	$2.00
August 13, 2007	2,000	$2.00
August 20, 2007	80,000	$3.50
August 20, 2007	3,500	$1.60

The warrant exercises generated total proceeds to us of $402,390.  We used all of these proceeds for working capital and general corporate purposes.  The issuance of our shares of common stock upon exercise of the warrants was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

	3.1
Amended and Restated Bylaws of MRU Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on September 28, 2007 and incorporated herein by reference).

*	10.1	Amendment No. 5 to Master Loan Agreement, dated as of September 28, 2007, by and between Merrill Lynch Bank USA and MRU Funding SPV Inc.
	10.2
Amended Employment Agreement, dated as of September 27, 2007, by and between the Company and Edwin J. McGuinn, Jr., (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on September 28, 2007 and incorporated herein by reference).

*	31.1	Certification of Edwin J. McGuinn, Jr., Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Vishal Garg, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Edwin J. McGuinn, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Vishal Garg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRU HOLDINGS, INC.

Date: November 14, 2007	By:	/s/ Edwin J. McGuinn, Jr.
Edwin J. McGuinn, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Vishal Garg
Vishal Garg
Chief Financial Officer
(Principal Financial and Accounting Officer)