Form 10QSB/A
period 2005-12-31
MRU HOLDINGS INC
filed 2008-02-14
CIK 1145202

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

EXPLANATORY NOTE

MRU Holdings, Inc. ("MRU" or the "Company") timely filed its quarterly report on Form l0-QSB for the quarter ended December 31, 2005 (the "Quarterly Report") with the Securities and Exchange Commission on February 14, 2006.

On September 26, 2007, after consultation with, and review of the conclusions of, the Company's management, as discussed below, the audit committee of the Company's board of directors (the "Audit Committee") concluded that the value of certain warrants issued to Nomura Capital & Credit, Inc. ("Nomura") in 2005 should be revised and restated.

On February 4, 2005, MRU Lending, Inc. ("MRUL"), a wholly-owned subsidiary of the Company, entered into a credit agreement with Nomura pursuant to which Nomura agreed to provide MRUL with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. Related to this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to, at that point in time, an approximately 27.5% ownership interest in the Company on a diluted basis.

Financial Accounting Standards No. 123R - Share Based Payments, requires that when payments are made in equity instruments to individuals and entities other than employees, that the value ascribed to such equity instruments in the company's financial statements be based upon either (i) the fair value of the consideration received or (ii) the fair value of the equity instruments issued, whichever is more reliably measurable. At the time of the Nomura transaction, the Company made the determination that the warrants had deminimus value.

As a result of a review by management of the data considered in deriving the value of the warrants issued to Nomura, management has determined that the assumptions used in determining that the Nomura warrants had deminimus value should be revised. As such, a restatement is required to appropriately reflect the value of the Nomura warrants.

The impact of this restatement on the consolidated balance sheet as at December 31, 2005 is an increase of $4,221,931 in deferred financing fees, net of amortization; an increase of $6,079,581 in additional paid-in capital; and an increase of $1,857,650 in the accumulated deficit of the Company. With respect to the consolidated statement of operations for the quarter ended December 31, 2005, the restatement has the effect of increasing depreciation and amortization by $506,632, from $67,375 to $574,007. The Company's net loss applicable to common shares for the quarter ended December 31, 2005 has increased $506,632 from $(8,258,396) to $(8,765,208). Net loss per basic and diluted shares for the quarter ended December 31, 2005 has increased $0.04 from $(0.59) to $(0.63).

As a result of the decision to restate the Company's financial statements for the fiscal years ended June 30, 2005 and 2006, management of the Company concluded on September 26, 2007 that the previously filed financial statements as of and for the fiscal years ended June 30, 2005 and 2006, and any related reports of the Company's independent registered public accounting firm for such periods, should no longer be relied upon. The Company filed a Form 10-KSB/A for each of the fiscal years ended June 30, 2005 and 2006 to change the valuation of the warrants in the consolidated balance sheets and statements of operations for such fiscal years. The restatements do not affect the total net change in cash and cash equivalents for the fiscal years ended June 30, 2005 and 2006. The Company has also made a decision to file a Form 10-QSB/A for each of the quarterly periods ended December 31, 2005 and 2006 to change the valuation of the warrants in the condensed consolidated balance sheets and statements of operations for such quarterly periods. The restatements do not affect the total net change in cash and cash equivalents for the quarterly periods ended December 31, 2005 and 2006.

The Audit Committee and the Company's management have discussed the matters disclosed in this explanatory note with the Company's independent registered public accounting firm, Bagell, Josephs, Levine & Company, L.L.C.

i

This Amendment No. 2 to the quarterly report on Form 10-QSB ("Quarterly Report") is being filed for the purpose of amending Items 1, 2 and 3 of Part I of the Quarterly Report. Additionally, pursuant to the rules of the SEC, Part II of the Quarterly Report has been amended to contain currently dated certifications of the Company's chief executive officer and chief financial officer. As required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our chief executive officer and chief financial officer are attached to this Amendment No. 2 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above and certain other conforming changes in Item 1 of Part I Notes to the Consolidated Financial Statements and Item 2 of Part I of the Quarterly Report for consistency with Item 1 of Part I of the Quarterly Report, no other amendments are being made to the Quarterly Report. All other Items of the original filing on Form 10-QSB and Amendment No. 1 on Form 10-QSB/A for the quarterly period ended December 31, 2005 and each of which were filed on February 14, 2006 and February 14, 2007, respectively, are unaffected by this Amendment No. 2 and such Items have not been included in this Amendment No. 2. This Amendment No. 2 does not reflect events occurring after the December 30, 2005 date of the Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below. This Amendment No. 2 should be read in conjunction with the Company's filings made with the SEC subsequent to the original filing of the Quarterly Report, as information in such filings may update or supersede certain information contained in this Amendment No. 2.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(RESTATED)
DECEMBER 31, 2005

ASSETS
2005
(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$353,236
Restricted cash	2,628,276
Accounts receivable	18,100
Private student loans receivable, held for sale, lower of cost or market	15,957,431
Prepaid expenses and other current assets	194,797
Total Current Assets	19,151,840

Fixed assets, net of depreciation	349,273

OTHER ASSETS:
Security deposits	29,258
Intangible assets, net of amortization	123,700
Deferred financing fees, net	4,365,335
Total Other Assets	4,518,293

TOTAL ASSETS	$24,019,406

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$570,470
Accrued expenses	160,580
Notes payable - Doral Bank FSB NY	117,939
Accrued payroll	928,120
Total Current Liabilities	1,777,109

LONG-TERM LIABILITIES:
Notes payable - Nomura Credit and Capital	15,551,627
Deferred origination fee revenue	529,797
Total Long-term Liabilities	16,081,424

Total Liabilities	17,858,533

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $.001 par value; 4,500,000 shares authorized and 2,783,434
shares issued and outstanding	2,783
Common Stock, $.001 par value; 200,000,000 shares authorized,
14,286,617 issued and outstanding	14,269
Additional paid-in capital	6,954,249
Additional paid-in capital - options	5,134,920
Additional paid-in capital - Series A beneficial conversion feature	6,280,743
Additional paid-in capital - warrants	13,461,649
Accumulated deficit	(25,687,740)
Total Stockholders' Equity (Deficit)	6,160,873

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$24,019,406

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(RESTATED)
FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

	Six Months Ended		Three Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
	(Restated)		(Restated)
OPERATING REVENUE:
Referral marketing fee income - private student loans	$595	$7,245	$365	$7,245
Private student loan portfolio interest income	244,420	-	205,296	-
Origination fee - private student loans	1,495	-	1,495	-
License income	14,404	-	5,070	-
Total Operating Revenue	260,914	7,245	212,226	7,245

COST OF REVENUES
Referral marketing costs - consolidation loans	23,300	-	-	-
Referral marketing costs - private student loans	85,655	-	50,285	-
Facility interest and origination bank costs	222,590	-	162,619	-
Consulting and hosting	28,075	-	12,725	-
Servicing and custodial costs	22,137	-	13,307	-
Total Cost of Revenues	381,757	-	238,936	-

GROSS PROFIT/ (LOSS)	(120,843)	7,245	(26,710)	7,245

OPERATING EXPENSES
Corporate general and administrative expenses	6,318,361	1,004,646	5,816,448	493,910
Sales and marketing expenses	1,946,275	189,311	956,051	189,311
Operations expenses	1,144,422	256,546	609,486	256,546
Technology development	410,621	-	232,864	-
Legal expenses	263,411	205,356	90,332	-
Other operating expenses	376,606	-	191,589	-
Depreciation and amortization	1,135,494	12,690	574,007	11,768
Total Operating Expenses	11,595,190	1,668,549	8,470,777	951,535

NET (LOSS) BEFORE OTHER INCOME/(LOSS)	(11,716,033)	(1,661,304)	(8,497,487)	(944,290)

OTHER INCOME (LOSS)
Interest income	61,245	12,586	39,243	5,992
Interest expense	(837)	(22,133)	(64)	(12,758)
Other income	-	(492)	-	(492)
Total Other Income (Loss)	60,408	(10,039)	39,179	(7,258)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(11,655,625)	(1,671,343)	(8,458,308)	(951,548)
Provision for income taxes	-	-	-	-

NET (LOSS)	(11,655,625)	(1,671,343)	(8,458,308)	(951,548)

LESS PREFERRED STOCK DIVIDEND	(507,039)	-	(306,720)	-

(LOSS) APPLICABLE TO COMMON SHARES	$(12,162,664)	$(1,671,343)	$(8,765,028)	$(951,548)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.88)	$(0.13)	$(0.63)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	13,853,360	13,287,723	14,018,796	13,501,806

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(12,162,664)	$(1,671,343)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,135,494	12,690
Series A Preferred Dividend	507,039

Changes in assets and liabilities
(Increase) decrease in accounts receivable	2,146	--
(Increase) in restricted cash	(2,628,276)
Decrease in collateral deposit - student loans	250,000	--
(Increase) in prepaid expenses and other current assets	(60,707)	(172,556)
Decrease in deposits	392,963	--
(Increase) in student loans receivable	(15,798,952)	--
(Increase) decrease in security deposits	(29,258)	88,975
Increase in accounts payable and accrued expenses	103,882	459,031
Increase in accrued payroll	702,476	--
Increase in stock options outstanding	5,134,920	--
Increase in deferred origination fee revenue	522,409	--

Total adjustments	(9,765,864)	388,140

Net cash (used in) operating activities	(21,928,528)	(1,283,203)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(288,264)	(61,328)

Net cash provided by (used in) investing activities	(288,264)	(61,328)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in notes payable - originating loan program agreements	117,940
Increase in notes payable - Nomura Credit and Capital credit facility	15,551,626	--
Proceeds from conversion of warrants	5,940	--
Proceeds from sale of stock and equity - net of expenses	--	2,517,987

Net cash provided by financing activities	15,675,506	2,517,987

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,541,286)	1,173,456

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,894,522	475,421

CASH AND CASH EQUIVALENTS - END OF PERIOD	$353,236	$1,648,877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$(837)	$--

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Issuance of common stock for conversion of bridge loan	$--	$750,000
Issuance of preferred stock in conversion of dividends payable	$522,381	$--
Preferred stock converted to common shares	$616	$--

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

Advertising

The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses, included in the statements of operations for the six months ended December 31, 2005 and 2004 were $1,946,275 and $189,311 respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS for the six months ended December 31, 2005 and December 31, 2004:

	December 31,	December 31,
	2005	2004

Net (loss)	$(12,162,664)	$(1,671,343)

Weighted-average common stock
Outstanding (Basic)	13,853,360	13,287,723

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common stock
outstanding (Diluted)	13,853,360	13,287,723

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Statements, (FAS 107), requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

December 30,
2005

Cash	$353,236
Restricted Cash	2,628,276
Accounts Receivable	18,100
Accounts Payable	570,470
Notes Payable - Doral Bank	117,939
Notes Payable - Nomura	15,551,627

Fair values approximate carrying values because of the short time until realization.

Assets with fair values exceeding carrying amounts:

	December 31, 2005
	Carrying Value	Fair Value
Private student loans receivable, held for sale	$15,957,431	$17,775,269

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

NOTE 4 -	FIXED ASSETS

Fixed assets consisted of the following at December 31, 2005:

2005

Computer network equipment	$429,880
Leasehold improvements	34,192
Furniture and fixtures	5,884
469,956
Less: accumulated depreciation	(120,682)

Total fixed assets	$349,273

Depreciation expense for the six months ended December 31, 2005 and 2004 was $87,814 and $12,690, respectively.

NOTE 4A -	INTANGIBLE ASSETS

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

The following table summarizes the stock option activity for the 2004 OIP for the six months ended December 31, 2005 and 2004:

	2005	2004
Options outstanding at beginning of period	1,836,500	0
Options granted	1,872,250	1,430,000
Options exercised	0	0
Options forfeited, expired, or cancelled	0	0
Options outstanding at period end	3,708,750	1,430,000
Exercisable options at period end	2,158,021	325,000

The following table summarizes the stock option activity for the 2005 Consultant NQO Plan for the six months ended December 31, 2005:

2005
Options outstanding at beginning of period	158,500
Options granted	25,000
Options exercised	0
Options forfeited, expired, or cancelled	0
Options outstanding at period end	183,500
Exercisable options at period end	135,583

The following table summarizes information about the stock options outstanding for the 2004 OIP at December 31, 2005:

Exercise			Weighted	Weighted
Price	Number	Remaining	Avg. Number	Average
Range	Outstanding	Life	Exercisable	Exer. Price

$0.01-$1.00	600,000	8.52	600,000	$1.00
$1.01-$2.00	645,000	8.76	585,415	$1.66
$2.01-$3.00	543,250	9.43	180,638	$2.95
$3.01-$4.00	1,726,000	9.67	761,994	$3.17
$4.01-$7.00	36,000	9.45	10,000	$4.75

TOTAL	3,550,250		2,138,047	$2.14

The following table summarizes information about the stock options outstanding for the 2005 Consultant NQO Plan at December 31, 2005:

Exercise			Weighted	Weighted
Price	Number	Remaining	Avg. Number	Average
Range	Outstanding	Life	Exercisable	Exer. Price

$0.01-$1.00	0	0.00	0	$0.00
$1.01-$2.00	25,000	8.58	8,333	$2.00
$2.01-$3.00	0	0.00	0	$0.00
$3.01-$4.00	58,500	9.41	27,250	$3.48
$4.01-$7.00	100,000	9.30	100,000	$4.65

TOTAL	183,500		135,583	$4.25

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

The Company is restating the consolidated balance sheet as of December 31, 2005, and the consolidated statements of operations and cash flows for the quarter ended December 31, 2005.

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

Financial Accounting Standards no. 123R - Share Bused Payments, requires, with respect to share based transactions with other than employees, that the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

As a result of a review by management of the data considered in deriving the value of the warrants issued to Nomura, management has determined that a restatement is required to appropriately reflect the value of the warrants.

The impact on the consolidated balance sheet as of December 31, 2005 is as follows:

•	Deferred financing fees, net of amortization, has been increased $4,221,931 from $143,404 to $4,365,335.
•	Additional paid-in capital has been increased $6,079,581, from $7,382,068 to $13,461,649.
•	Accumulated deficit has been increased $1,857,650 from $(23,830,090) to $(25,687,740).

The impact on the consolidated statement of operations for the quarter ended December 31, 2005 is as follows:

•	Depreciation and amortization has been increased by $506,632, from $67,375 to $574,007.
•	Loss applicable to common shares has increased $506,632, from $(8,258,396) to $(8,765,028).
•	Net Loss per basic and diluted shares has increased $0.04 from $(0.59) to $(0.63).

Net loss, and depreciation and amortization as reported in the consolidated statement of cash flows for the quarter ended December 31, 2005 have been restated as described above.

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

OVERVIEW

FOR THE SIX MONTHS ENDED DECEMBER 31, 2005, COMPARED TO THE SIX MONTHS ENDING DECEMBER 31, 2004

REVENUES. For the six months ended December 31, 2005, the Company generated $260,914 in operating revenues; $244,420 in interest income from private student loan portfolio, $14,404 in Scholarship Resource Network licensing revenue, $1,495 in origination fee revenue recognized from loans where principal is being serviced, and $595 in private student loan referral marketing fees from private student loans referred to other lenders. This is compared to $7,245 operating revenues from private student loan referral marketing fees from private student loans referred to other lenders for the six months ended December 31, 2004.

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

OPERATING EXPENSES AND NET LOSS. For the six months ended December 31, 2005, our total operating expenses were $11,595,190, compared to $1,668,549 for the six month period ended December 31, 2004. The majority of the expenses for the six months ended December 31, 2005 were for stock option expense of $5,134,920, corporate general and administration expenses of $1,566,060, origination operating expenses of $1,144,422, advertising expenses of $872,599, marketing general and administration expenses of $1,073,676, and technology development of $410,621. The majority of the expenses for the six months ended December 31, 2004 were for corporate general and administration expenses of $1,004,646, marketing general and administration costs of $189,311, origination set-up expenses of $256,546, and legal costs of $205,356.

For the six month period ended December 31, 2005, our loss from operations was $11,716,033 compared to $1,661,304 for the six months ended December 31, 2004.

For the six month period ended December 31, 2005, we had interest income of $61,245 and interest expense of $837, making our net loss before incomes taxes of $11,655,625. This is compared to the six month period ended December 31, 2004, when we had interest income of $12,586 and interest expense of $22,133, which made our net loss before income taxes $1,671,343.

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

OPERATING EXPENSES AND NET LOSS. For the three months ended December 31, 2005, our total operating expenses were $8,470,777, compared to $951,535 for the three month period ended December 31, 2004. The majority of the expenses for the three months ended December 31, 2005 were for stock-based compensation expense (options) of $5,134,920, corporate general and administration expenses of $1,108,636, origination operating expenses of $609,486, marketing general and administration expenses of $664,995, and advertising expenses of $291,056. The majority of the expenses for the three months ended December 31, 2004 were for corporate general and administration expenses of $493,910, marketing general and administration costs of $180,811, origination set-up expenses of $256,546, and advertising expenses of $8,500.

For the three month period ended December 31, 2005, our loss from operations was $8,497,487 compared to $944,290 for the three months ended December 31, 2004.

For the three month period ended December 31, 2005, we had interest income of $39,243 and interest expense of $64, making our net loss before incomes taxes of $8,458,308. This is compared to the three month period ended December 31, 2004, when we had interest income of $5,992 and interest expense of $12,758, which made our net loss before income taxes $951,548.

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents of $353,236, restricted cash of $2,628,276 and accounts receivable of $18,100 as of December 31, 2005. Our total current assets were $3,194,409 as of December 31, 2005. We also had $349,273 in net property and equipment, $15,957,431 in student loans receivable, $4,365,335 in deferred financing fees, $29,258 in security deposits, and $123,700 in intangible assets, making our total assets $24,019,406 as of December 31, 2005. Our total current liabilities were $1,777,109 as of December 31, 2005. We had $570,470 in accounts payable, $160,580 in accrued expenses, $117,939 in notes payable and $928,120 in accrued payroll. For the same period ended December 31, 2004, we had cash of $1,648,877 and accounts receivable of $0. Our total current assets were $1,823,433 as of December 31, 2004. We also had $67,121 in net property and equipment and $6,025 in security deposits, making our total assets $1,896,579 as of December 31, 2004. Our total current liabilities were $461,583 as of December 31, 2004. We had $439,450 in accounts payable and accrued expenses and $22,133 in accrued interest payable. We have no long-term commitments or contingencies.

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

MRU HOLDINGS, INC.

Date: February 14, 2008	/s/ Edwin J. McGuinn, Jr.
Edwin J. McGuinn, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2008	/s/ Vishal Garg
Vishal Garg
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT LIST

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.