Form 10QSB/A
period 2006-12-31
MRU HOLDINGS INC
filed 2008-02-14
CIK 1145202

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

Yes ☐  No ☒

EXPLANATORY NOTE

MRU Holdings, Inc. (“MRU” or the “Company”) timely filed its quarterly report on Form 10-QSB for the quarter ended December 31, 2006 (the “Quarterly Report”) with the Securities and Exchange Commission on February 14, 2007.

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

The impact of this restatement on the consolidated balance sheet as at December 31, 2006 is an increase of $2,195,404 in deferred financing fees, net of amortization; an increase of $6,079,581 in additional paid-in capital; and an increase of $3,884,177 in the accumulated deficit of the Company. With respect to the consolidated statement of operations for the quarter ended December 31, 2006, the restatement has the effect of increasing depreciation and amortization by $506,632, from $1,175,732 to $1,682,364. The Company’s net loss applicable to common shares for the quarter ended December 31, 2006 has increased $506,632 from $(7,660,307) to $(8,166,939). Net loss per basic and diluted shares for the quarter ended December 31, 2006 has increased $0.03 from $(0.42) to $(0.45).

As a result of the decision to restate the Company’s financial statements for the fiscal years ended June 30, 2005 and 2006, management of the Company concluded on September 26, 2007 that the previously filed financial statements as of and for the fiscal years ended June 30, 2005 and 2006, and any related reports of the Company’s independent registered public accounting firm for such periods, should no longer be relied upon. The Company filed a Form l0-KSB/A for each of the fiscal years ended June 30, 2005 and 2006 to change the valuation of the warrants in the consolidated balance sheets and statements of operations for such fiscal years. The restatements do not affect the total net change in cash and cash equivalents for the fiscal years ended June 30, 2005 and 2006. The Company has also made a decision to file a Form 10-QSB/A for each of the quarterly periods ended December 31, 2005 and 2006 to change the valuation of the warrants in the condensed consolidated balance sheets and statements of operations for such quarterly periods. The restatements do not affect the total net change in cash and cash equivalents for the quarterly periods ended December 31, 2005 and 2006.

The Audit Committee and the Company’s management have discussed the matters disclosed in this explanatory note with the Company’s independent registered public accounting firm, Bagell, Josephs, Levine & Company, L.L.C.

This Amendment No. 1 to the quarterly report on Form 10-QSB (‘‘Quarterly Report”) is being filed for the purpose of amending Items 1, 2 and 3 of Part 1 of the Quarterly Report. Additionally, pursuant to the rules of the SEC, Part II of the Quarterly Report has been amended to contain currently dated certifications of the Company’s chief executive officer and chief financial officer. As required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our chief executive officer and chief financial officer are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above and certain other conforming changes Item 2 of Part I of the Quarterly Report for consistency with Item 1 of Part 1 of the Quarterly Report, no other amendments are being made to the Quarterly Report. All other Items of the original filing on Form 10-QSB for the quarterly period ended December 31, 2005 filed on February 14, 2007 is unaffected by this Amendment No. I and such Items have not been included in this Amendment No. l. This Amendment No. 1 does not reflect events occurring after the December 30, 2006 date of the Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the original filing of the Quarterly Report, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

MRU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
DECEMBER 31, 2006 AND DECEMBER 31, 2005

	2006	2005
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,087,920	$353,236
Restricted cash	6,484,351	2,628,276
Accounts receivable	16,667	18,100
Private student loans receivable, held for sale, lower of cost or market	94,053,488	15,957,431
Valuation Reserve for private student loans receivable	(2,843,001)	0
Federally insured student loans receivable, held for sale, lower of cost or market	4,206,047	0
Prepaid expenses and other current assets	207,445	194,797

Total Current Assets	108,212,917	19,151,840

Fixed assets, net of depreciation	589,855	349,273

OTHER ASSETS:
Security deposits	47,893	29,258
Intangible assets, net of amortization	74,220	123,700
Investment in Achiever Fund I, LLC	1,000,000	0
Deferred financing fees, net of amortization	2,270,036	4,365,335

Total Other Assets	3,392,149	4,518,293

TOTAL ASSETS	$112,194,921	$24,019,406

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,805,340	$570,470
Accrued expenses	2,491,602	160,580
Accrued payroll	628,608	928,120
Due to affiliates	1,325,344	0
Notes payable - Doral Bank FSB NY	5,277,063	117,939
Notes payable - Merrill Lynch	69,089,812	0

Total Current Liabilities	81,617,769	1,777,109

LONG-TERM LIABILITIES:
Notes payable - Nomura Credit & Capital	18,351,321	15,551,627
Deferred origination fee revenue	3,287,312	529,797

Total Long-term Liabilities	21,638,633	16,081,424

Total Liabilities	103,256,402	17,858,533

STOCKHOLDERS' EQUITY
Preferred Stock, Series A, $.001 par value; 4,500,000 shares authorized 0 and 2,783,434 shares issued and outstanding as of 12/31/2006 and 12/31/2005	0	2,783
Preferred Stock, Series B, $.001 par value; 12,000,000 shares authorized 7,631,580 and 0 shares issued and outstanding as of 12/31/2006 and 12/31/2005	7,632	0
Common Stock, $.001 par value; 200,000,000 shares authorized, 18,867,013 and 14,286,617 issued and outstanding as of 12/31/2006 and 12/31/2005	18,867	14,269
Additional paid-in capital	39,173,376	6,954,249
Additional paid-in capital - options	8,721,453	5,134,920
Additional paid-in capital - Series A beneficial conversion feature	6,334,174	6,280,743
Additional paid-in capital - Series B beneficial conversion feature	11,294,270	0
Additional paid-in capital - warrants	15,453,700	13,461,649
Accumulated deficit	(72,064,953)	(25,687,740)

Total Stockholders' Equity	8,938,519	6,160,873

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,194,921	$24,019,406

The accompanying notes are an integral part of the consolidated financial statements

MRU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

	Six Months Ended		Three Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
OPERATING REVENUE:
Referral income - consolidations	$0	$0	$0	$0
Referral income - private student loans	63	595	0	365
Loan portfolio interest income - private student loans	2,881,226	244,420	1,768,595	205,296
Loan portfolio interest income - federal student loans	63,152	0	53,780	0
Origination fee revenue - private loans	45,532	1,495	25,885	1,495
Origination processing fees	241,982	0	101,788	0
Late payment fee revenue	1,312	0	1,122	0
License income	12,500	14,404	6,250	5,070

Total Operating Revenue	3,245,767	260,914	1,957,420	212,226

COST OF REVENUES
Referral marketing costs - consolidations	0	23,300	0	0
Referral marketing costs - private student loans	500,721	85,655	271,266	50,285
Facility interest and origination bank costs	2,348,136	222,590	1,462,744	162,619
Valuation reserve provision - private student loans	2,166,566	0	471,112	0
Consulting and hosting	22,500	28,075	11,250	12,725
Servicing and custodial costs	173,476	22,137	117,302	13,307

Total Cost of Revenues	5,211,399	381,757	2,333,674	238,936

GROSS (LOSS)	(1,965,632)	(120,843)	(376,254)	(26,710)

OPERATING EXPENSES
Corporate general and administrative expenses	3,749,084	6,318,361	1,913,080	5,816,448
Sales and marketing expenses	5,440,358	1,946,275	1,093,390	956,051
Operations expenses	2,491,977	1,144,422	1,187,793	609,486
Technology development	1,460,406	410,621	828,912	232,864
Legal expenses	462,781	263,411	373,425	90,332
Other operating expenses	217,958	376,606	118,896	191,589
Depreciation and amortization	3,075,698	1,135,494	1,682,364	574,007

Total Operating Expenses	16,898,262	11,595,190	7,197,860	8,470,777

OPERATING (LOSS)	(18,863,894)	(11,716,033)	(7,574,114)	(8,497,487)

OTHER INCOME/(EXPENSE)
Interest income	296,739	61,245	125,638	39,243
Interest expense	(3,180)	(837)	(2,901)	(64)
Other non-operating income/(expense)	1,071	0	0	0

Total Other Income	294,630	60,408	122,737	39,179

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(18,569,264)	(11,655,625)	(7,451,377)	(8,458,308)
Provision for income taxes	0	0	0	0

NET (LOSS)	($18,569,264)	($11,655,625)	($7,451,377)	($8,458,308)

LESS PREFERRED STOCK DIVIDEND	(1,316,634)	(507,039)	(715,562)	(306,720)

(LOSS) APPLICABLE TO COMMON SHARES	($19,885,898)	($12,162,664)	($8,166,939)	($8,765,028)

NET (LOSS) PER BASIC AND DILUTED SHARES	($1.11)	($0.88)	($0.45)	($0.63)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	17,846,601	13,853,360	18,175,949	14,018,796

The accompanying notes are an integral part of the consolidated financial statements

MRU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	($19,885,898)	($12,162,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,075,698	1,135,494
Increase in stock options outstanding - options expense	1,308,309	5,134,920
(Decrease) in stock options outstanding - options exercise	(104,935)	0
(Increase) in tax provision valuation stock options outstanding	(444,825)	(1,745,873)
Increase in Series A preferred dividends	0	507,039
Increase in Series B preferred dividends	1,316,634	0
Increase in valuation reserve - private student loans	2,166,566	0

Changes in assets and liabilities
Decrease/(Increase) in accounts receivable	(12,500)	2,146
(Increase) in restricted cash	(4,714,819)	(2,628,276)
Decrease in collateral deposit - student loans	0	250,000
Decrease/(Increase) in prepaid expenses and other current assets	181,033	(60,707)
Increase in due to affiliates	1,325,344	0
Decrease/(increase) in security deposits	(17,645)	363,705
(Increase) in private student loans receivable, held for sale	(54,489,120)	(15,798,952)
(Increase) in federal student loans receivable, held for sale	(4,206,047)	0
Increase in accounts payable and accrued expenses	3,015,506	103,882
Increase in accrued payroll	466,999	702,476
Increase in deferred origination fee revenue	1,960,039	522,409

Total adjustments	(49,173,763)	(11,511,737)

Net cash (used in) operating activities	(69,059,661)	(23,674,401)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets and intangible assets	(204,344)	(288,264)
(Increase) in investment in Achiever Fund I LLC	(880,000)	0

Net cash (used in) investing activities	(1,084,344)	(288,264)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in advances - originating loan program agreements	53,793,864	117,940
(Decrease) due to repayments - originating loan program agreements	(49,322,982)	0
Increase in advances - Nomura Credit and Capital credit facility	613,177	15,551,626
(Decrease) due to repayments - Nomura Credit and Capital credit facility	(994,119)	0
Increase in advances - Merrill Lynch credit facility	52,667,885	0
(Decrease) due to repayments - Merrill Lynch credit facility	(1,441,633)	0
Proceeds from conversion of warrants and options	2,697,745	5,940
(Decrease) in paid-in capital for warrant conversions	(1,302,387)	0
Increase in deferred tax due to stock options outstanding	444,825	1,745,873
(Increase) in deferred financing fees	(29,852)	0

Net cash provided by financing activities	57,126,523	17,421,379

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,017,482)	(6,541,286)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	19,105,402	6,894,522

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,087,920	$353,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	($3,180)	($837)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Issuance of preferred stock in conversion of dividends payable	$0	$522,381

Preferred stock converted into common shares	$0	$616

Accrued Series A and B stock dividends	$1,316,634	$507,039

The accompanying notes are an integral part of the consolidated financial statements

MRU HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND DECEMBER 31, 2005 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The consolidated unaudited interim financial statements included herein have been prepared by MRU Holdings, Inc. and Subsidiaries (the "Company"), formerly Pacific Technology, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2006 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The results for the six months ended December 31, 2006 may not be indicative of the results for the entire year.

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

The Company has not consolidated these affiliates within its financial statements per FASB Interpretation 46, or Consolidation of Variable Interest Entities (revised December 2003 - Interpretation of ARB No. 51 (FIN 46). FIN 46 requires consolidation by business entities of variable interest entities, which have one or more of the following characteristics (the Company’s application of the facts of the agreement to FIN 46 requirements are noted after each):

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

The following is a reconciliation of the computation for basic and diluted EPS for the six months ended December 31, 2006 and December 31, 2005:

	Dec. 31,	Dec. 31,
	2006	2005
	(Restated)	(Restated)
Net (loss)	$(19,885,898)	$(12,162,664)

Weighted-average common stock
Outstanding (Basic)	17,846,601	13,853,360

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common stock
outstanding (Diluted)	17,846,601	13,853,360

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

Financial Instruments Disclosures of Fair Value

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Instruments, (FAS 107), requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

	December 31, 2006	December 31, 2005
	(Restated)	(Restated)
Cash	$6,087,920	$353,236
Restricted cash	6,484,351	2,628,276
Accounts Receivable	16,667	18,100
Federal student loans	4,206,047	0
Accounts Payable	2,805,340	570,470
Notes Payable - Doral Bank	5,277,063	117,939
Notes Payable - Merrill Lynch	69,089,812	0
Notes Payable - Nomura	18,351,321	15,551,627

Fair values approximate carrying values because of the short time until realization.

Assets with fair values exceeding carrying amounts

	December 31, 2006
	Carrying Value	Fair Value
Private student loans receivable, held for sale	$94,053,488	$105,842,309
Investment in Achiever Fund I, LLC	1,000,000	1,089,600

	December 31, 2005 (restated)
	Carrying Value	Fair Value
Private student loan receivable, held for sale	$15,957,431	$17,775,269

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

NOTE 4 - FIXED ASSETS

Fixed assets consisted of the following at December 31, 2006 and 2005:

	2006	2005
	(Restated)	(Restated)
Computer network equipment	$894,076	$429,879
Furniture and fixtures	60,052	34,192
Leasehold improvements	5,884	5,884
	960,012	469,955
Less: accumulated depreciation	(370,157)	(120,682)

Total fixed assets	$589,855	$349,273

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

	2006	2005
	(Restated)	(Restated)
Deferred tax assets	$4,244,503	$2,819,008
Less: valuation allowance	(4,244,503)	(2,819,008)

Totals	$-	$-

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

NOTE 15 - RESTATEMENT

The Company is restating the consolidated balance sheet as of December 31, 2006, and the consolidated statements of operations and cash flows for the quarter ended December 31, 2006.

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

Financial Accounting Standards no. 123R - Share Based Payments, requires, with respect to share based transactions with other than employees, that the consideration received or the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

As a result of a review by management of the data considered in deriving the value of the warrants issued to Nomura, management has determined that a restatement is required to appropriately reflect the value of the warrants.

The impact on the consolidated balance sheet as of December 31, 2006 is as follows:

•	Deferred financing fees, net of amortization, has been increased $2,195,404 from $74,632 to $2,270,036.

•	Additional paid-in capital has been increased $6,079,581, from $9,374,119 to $15,453,700.

•	Accumulated deficit has been increased $3,884,177 from $(68,180,776) to $(72,064,953).

The impact on the consolidated statement of operations for the quarter ended December 31, 2006 is as follows:

•	Depreciation and amortization has been increased by $506,632, from $1,175,732 to $1,682,364.

•	Loss applicable to common shares has increased $506,632, from $(7,660,307) to $(8,166,939).

•	Net Loss per basic and diluted shares has increased $0.03 from $(0.42) to $(0.45).

Net loss, and depreciation and amortization as reported in the consolidated statement of cash flows for the quarter ended December 31, 2006 have been restated as described above.

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

OPERATING LOSS The operating loss for the three months ended December 31, 2006 was $7,574,114 compared to a loss of $8,497,487 for the three months ended December 31, 2005. For the three months ended December 31, 2006, operating expenses were $7,197,860 compared to $8,470,777 million for the three months ended December 31, 2005. Excluding the non-cash stock compensation expense of $5,134,920 recorded in the three months ended December 31, 2005 associated with the Company’s adoption of FAS 123R Accounting for Stock Based Compensation, and $540,388 for FAS 123R stock compensation expense for the three months ended December 31, 2006, operating expenses increased $3,321,615 as the volume of loans the Company originated increased. The increases were primarily in the areas of corporate general and administrative expenses, operations expense and technology development. Depreciation and amortization expense increased to $1,682,364 for the three months ended December 31, 2006 compared to $574,007 for the three months ended December 31, 2005, primarily because of the amortization of deferred financing fees related to the Merrill Lynch and Nomura credit facilities.

OTHER INCOME For the three months ended December 31, 2006, the Company’s other income was $122,737 compared to $39,179 for the three months ended December 31, 2005. The increase is primarily from higher interest income of $125,638 for the three months ended December 31, 2006 earned on the Company’s cash balances compared to $39,243 in the comparable period last year.

NET LOSS For the three months ended December 31, 2006 the Company incurred a net loss of $7,451,377, or $0.45 per share compared to $8,458,308, or $0.63 per share for the three months ended December 31, 2005.

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

OPERATING LOSS The operating loss for the six months ended December 31, 2006 was $18,863,894 compared to a loss of $11,716,033 for the six months ended December 31, 2005. For the six months ended December 31, 2006, operating expenses were $16,898,262 compared to $11,595,190 for the six months ended December 31, 2005.

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

Depreciation and amortization expense increased to $3,075,698 for the six months ended December 31, 2006 compared to $1,135,494 for the six months ended December 31, 2005, primarily due to the amortization of the deferred financing fees related to the Merrill Lynch and Nomura credit facilities.

OTHER INCOME For the six months ended December 31, 2006, the Company’s other income was $294,630 compared to $60,408 for the six months ended December 31, 2005. The increase is primarily from higher interest income of $296,739 earned on the Company’s cash balances compared to $61,245 in the comparable period last year.

NET LOSS For the six months ended December 31, 2006 the Company incurred a net loss of $19,885,898 or $1.11 per share compared to $12,162,664, or $0.88 per share for the six months ended December 31, 2005.

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