Form 10-Q
period 2007-12-31
MRU HOLDINGS INC
filed 2008-02-14
CIK 1145202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of February 11, 2008 was 31,358,690 shares.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND JUNE 30, 2007

ASSETS

	December 31,	June 30,
	2007	2007
	(unaudited)	(audited)
ASSETS:
Cash and cash equivalents	$35,965,946	$11,605,531
Restricted cash	2,118,019	3,153,840
Accounts receivable	1,254,338	1,979,058
Private student loans receivable, held for sale, lower of cost or market	79,023,449	6,256,092
Valuation Reserve for private student loans receivable	(2,012,018)	(814,918)
Federally insured student loans receivable, held for sale, lower of cost or market	21,181,327	7,394,702
Accounts receivable from securitizations	11,324,357	11,191,957
Original issue discount - Senior Secured Notes	1,188,188	0
Fixed assets, net of depreciation	1,741,711	1,552,886
Security deposits	1,004,676	955,019
Intangible assets, net of amortization	2,462,240	2,824,480
Goodwill	5,802,944	5,874,944
Investment in Education Empowerment Fund I, LLC	669,961	322,071
Due from affiliates	270,830	802,561
Deferred financing fees, net of amortization	3,360,726	0
Prepaid expenses and other assets	1,700,429	1,093,991

TOTAL ASSETS	$167,057,123	$54,192,214

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$2,143,460	$3,835,193
Accrued expenses	1,892,632	457,578
Accrued payroll	1,146,599	592,215
Client deposits	5,541,612	898,729
Deferred contract revenue	3,141,267	2,276,132
Notes payable - Doral Bank FSB NY	1,019,917	1,398,529
Notes payable - Merrill Lynch	94,238,750	11,711,393
Notes payable - DZ	5,753,977	0
Senior Secured Notes	11,200,000	0
Deferred origination fee revenue	3,200,935	226,318
Obligations under capital lease	277,120	0
Other liabilities	1,213,023	62,872

Total Liabilities	130,769,292	21,458,959

STOCKHOLDERS' EQUITY
Preferred Stock, Series B, $.001 par value; 12,000,000 shares authorized
8,237,264 shares issued and outstanding as of December 31, 2007 and June 30, 2007	8,237	8,237
Common Stock, $.001 par value; 200,000,000 shares authorized, 31,189,123 and
25,714,393 issued and outstanding as of December 31, 2007 and June 30, 2007	31,189	25,714
Additional paid-in capital	92,520,854	68,788,404
Additional paid-in capital - options	14,651,325	13,038,261
Additional paid-in capital - Series B beneficial conversion feature	14,520,391	14,263,768
Additional paid-in capital - warrants	17,964,158	15,453,701
Accumulated other comprehensive income	134,185	2,756,908
Accumulated deficit	(103,542,508)	(81,601,738)

Total Stockholders' Equity	36,287,831	32,733,255

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$167,057,123	$54,192,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		(Restated)		(Restated)

Interest Income:
Loan portfolio interest income - private student loans	$1,648,036	$1,768,595	$2,369,918	$2,881,226
Loan portfolio interest income - federal student loans	262,625	53,780	426,173	63,152
Origination fee revenue - private loans	40,109	25,885	40,109	45,532
Interest Income - Residual Interest	422,520	0	761,648	0
Late payment fee revenue	288	1,122	936	1,312
Other Interest income	262,165	125,638	365,622	296,739
Total interest income	2,635,743	1,975,020	3,964,406	3,287,961

Interest Expense:
Facility interest and origination bank costs	1,877,686	1,499,310	2,881,546	2,384,702
Other Interest expense	363,950	2,901	368,512	3,180
Total interest expense	2,241,636	1,502,211	3,250,058	2,387,882

Net Interest Income	394,107	472,809	714,348	900,079
Valuation reserve provision - private student loans	(735,986)	(471,112)	(2,827,847)	(2,166,566)
Net interest income after valuation provision	(341,879)	1,697	(2,113,499)	(1,266,487)

Non-interest income
Securitization Income	0	0	4,065,582	0
Subscription and service revenue	1,372,068	6,250	2,774,060	12,500
Origination processing fees	199,584	101,788	539,981	241,982
Referral Income - private student loans	0	0	0	63
Master Oversight Fee	24,191	0	50,599	0
Other non-interest income	0	0	0	1,071
Total non-interest income	1,595,843	108,038	7,430,222	255,616

Non-interest expense:
Corporate general and administrative expenses	3,983,589	1,915,805	8,047,921	3,751,809
Sales and marketing expenses	1,599,164	1,093,390	7,242,275	5,440,358
Operations expenses	2,452,408	1,192,796	4,161,878	2,508,811
Technology development	834,151	828,912	1,915,459	1,460,406
Referral marketing costs - private student loans	723,755	271,266	1,139,368	500,800
Consulting and hosting	63,000	11,250	106,000	22,500
Cost of subscription and service revenue	648,275	0	1,042,503	0
Servicing and custodial costs	129,704	80,736	197,253	136,910
Legal expenses	629,860	373,425	814,954	462,781
Other operating expenses	352,397	110,669	530,730	198,399
Depreciation and amortization	503,346	1,682,364	855,802	3,075,698
Total non-interest expense	11,919,649	7,560,613	26,054,143	17,558,472

(Loss) before provision for income taxes	(10,665,685)	(7,450,878)	($20,737,420)	(18,569,343)
Provision for income taxes	0	0	0	0

Net (Loss)	($10,665,685)	($7,450,878)	($20,737,420)	($18,569,343)

Preferred Stock Dividends	(473,383)	(715,562)	(1,203,345)	(1,316,634)

Net (loss) applicable to common shares	($11,139,068)	($8,166,440)	($21,940,765)	($19,885,977)

Net (Loss) per basic and diluted shares	($0.38)	($0.45)	($0.80)	($1.11)

Weighted average number of common shares outstanding	29,169,699	18,175,949	27,500,451	17,846,601

The accompanying notes are an integral part of these condensed consolidated financial statements

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Six Months Ended
	December 31,
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	($20,737,420)	($18,569,343)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	855,802	3,075,698
Increase in stock options outstanding - options expense	1,897,536	1,308,309
(Decrease) in stock options outstanding - options exercise	(284,473)	(104,935)
(Increase) in tax provision valuation stock options outstanding	(645,162)	(444,825)
Accretion of interest income on accounts receivable from securitization	(761,648)	0
Increase in valuation reserve - private student loans	2,827,847	2,166,566
(Decrease) in valuation reserve - private student loans sold in securitization	(821,297)	0
(Decrease) in valuation reserve - private student loans charged-off	(809,450)	0

Changes in assets and liabilities
Decrease/(Increase) in accounts receivable	796,720	(12,500)
Decrease/(Increase) in restricted cash	1,035,821	(4,714,819)
(Increase)/Decrease in prepaid expenses and other current assets	(222,522)	181,033
Decrease in due from affiliates	531,731	1,325,344
(Increase) in security deposits	(49,657)	(17,645)
(Increase) in private student loans receivable, held for sale	(105,619,220)	(54,489,120)
(Increase) in federal student loans receivable, held for sale	(13,786,625)	(4,206,047)
Sale of private student loans receivable into securitization	32,851,863	0
(Decrease)/Increase in accounts payable and accrued expenses, and other liabilities	(954,012)	3,015,285
Increase in accrued payroll	617,208	466,999
Increase in deferred contract revenue	865,135	0
Increase in client deposits	4,642,881	0
Increase in deferred origination fee revenue	2,974,617	1,960,039

Total adjustments	(74,056,905)	(50,490,618)

Net cash (used in) operating activities	(94,794,325)	(69,059,961)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(530,817)	(204,344)
(Increase) in receivables from securitizations	(1,993,474)	0
(Increase) in Education Empowerment Fund I, LLC	(347,890)	(880,000)

Net cash (used in) investing activities	(2,872,181)	(1,084,344)

CASH FLOWS FROM FINANCING ACTIVITES
Advances - originating loan program agreements	109,679,373	53,793,864
Repayments - originating loan program agreements	(110,058,005)	(49,322,682)
Advances - Nomura Credit and Capital credit facility	0	613,177
Repayments - Nomura Credit and Capital credit facility	0	(994,119)
Advances - Merrill Lynch credit facility	119,108,182	52,667,885
Repayments - Merrill Lynch credit facility	(36,580,825)	(1,441,633)
Advances - DZ credit facility	5,753,977	0
Proceeds from issuance of common stock	22,864,653	0
Proceeds from issuance of senior secured notes	9,983,000	0
Proceeds from conversion of warrants and options	1,154,787	2,697,745
(Decrease) in paid-in capital for warrant conversions	0	(1,302,387)
Increase in deferred tax due to stock options outstanding	645,162	444,825
Increase in obligation under capital lease agreement	277,122	0
Cash used in other financing activities	(20,060)	0
(Increase) in deferred financing fees	(790,995)	(29,852)

Net cash provided by financing activities	122,016,371	57,126,823

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	24,349,865	(13,017,482)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	11,605,531	19,105,402

CASH AND CASH EQUIVALENTS - END OF PERIOD	$35,965,945	$6,087,920

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$3,250,057	$2,387,882
Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Accrued Series B stock dividends	$1,203,345	$1,316,634
Vesting of warrants issued in connection with financings	$2,224,941	$0
Reduction in Goodwill for purchase price adjustment	$72,000	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

MRU Holdings, Inc. (the “Company”) was incorporated in Delaware on March 2, 2000. On July 6, 2004 the Company changed its name to MRU Holdings, Inc. On May 20, 2005 the Board of Directors of the Company approved a change in the Company’s year end from December 31 to June 30.

On November 19, 2007, the 2007 annual meeting of stockholders was held at the New York, New York offices of Withers Bergman, LLP. At the annual meeting; the Company’s stockholders voted on, and approved by requisite stockholder vote, the election of eight directors to the Company’s board of directors.

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

Revenue and Expense Recognition

The Company records its revenue on an accrual basis, whereby revenue is recognized when earned and expenses recognized when incurred.

Interest Income

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

For the six months ended December 31, 2007, the Company accrued $2,369,918 in loan portfolio interest income on its private student loans, $40,109 in origination fee revenue on its private student loans, $426,173 in loan portfolio interest income on its federal student loans, $761,648 in interest income on the Residual Interest from its securitization, $936 in late payment fee revenue and $365,622 of other interest income.

For the six months ended December 31, 2006, the Company accrued $2,881,226 in loan portfolio interest income on its private student loans, $45,532 in origination fee revenue on its private student loans, $63,152 in loan portfolio interest income on its federal student loans, $1,312 in late payment fee revenue and $296,739 of other interest income.

Interest Expense

For the six months ended December 31, 2007, the Company incurred $2,881,546 in credit facility interest and originating bank costs related to its student loan receivables portfolios and $368,512 in other interest expense.

For the six months ended December 31, 2006, the Company incurred $2,384,702 in credit facility interest and originating bank costs related to its student loan receivables portfolios and $3,180 in other interest expense.

Valuation Reserve - Student Loan Receivables

The Company’s private and federally insured student loans receivable portfolios are both held for sale and valued at the lower of cost or market. The valuation reserve represents management’s estimate of expected losses on these student loans receivable portfolios. This evaluation process is subject to numerous estimates and judgments. The Company evaluates the adequacy of the valuation reserve on its federally insured loans receivable portfolio separately from its private student loans receivable portfolio.

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

The valuation reserve is maintained at a level management believes is adequate to provide for estimated possible credit losses inherent in the student loan receivable portfolio. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes.

As of December 31, 2007, the Company maintained $2,012,018 as a valuation reserve for its private student loans receivable, representing an additional provision of $2,827,847 and reductions of $809,451 due to charge-offs and a reversal of $821,296 due to the sale of loans into a securitization compared to June 30, 2007.

The Company places a private student loan receivable on nonaccrual status and charges off the loan when the collection of principal and/or interest is 180 days past due or if the Company learns of an event or circumstance which in the Company’s judgment causes the loan to have a high probability of nonpayment, even before the collection of principal and/or interest is 180 days past due. The Company’s third party servicers work with borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the Company and accepted by the third party servicers that is consistent with established loan program servicing procedures and policies. Loans granted deferment or forbearance will likely cease principal and/or interest repayment, although these loans will continue to accrue interest. The Company works with the servicer in identifying borrowers who may be delinquent on their loans due to misinformation (students frequently change addresses) or availing the student borrower deferment or forbearance. The Company actively manages its servicing and collection process to optimize the performance of our student loans receivable portfolios. For the six months ended December 31, 2007, the Company recorded charge-offs and placed on non-accrual loans totaling $809,451.

An analysis of the Company’s valuation reserve is presented in the following table for the six months ended December 31, 2007:

Six Months Ended December 31, 2007
Balance at beginning of period	$814,918
Valuation reserve increase/(decrease)
Federally insured loans	0
Private student loans	2,827,847
Total valuation reserve change	2,827,847

Charge-offs net of recoveries
Federally insured loans	0
Private student loans	(809,451)
Net Charge-offs	(809,451)

Loans sold into securitization	(821,296)

Balance at end of period	$2,012,018
Private student loan valuation reserve as a percentage of the private student loans receivable portfolio	2.5%

For the six months ended December 31, 2007, the Company disbursed approximately $16.1 million in loans under the U.S. Department of Education’s Federal Family Education Loan Program (“FFELP”) provisions. The amount of valuation reserve for this portfolio is zero as the risk of loss is de minimus.

Non-Interest Income

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

The Company recognizes revenues from license/subscription fees for web-based services over the life of the contract, which is typically one to three years. The Company recognizes revenue from transaction processing fees, such as web-based school admissions applications, as the transactions are completed.

For the six months ended December 31, 2007, the Company recognized $4,065,582 in securitization income from the sale of loans into its Securitization trust, $2,774,060 from subscription and service revenue, $539,981 from origination processing fees for originating Preprime™ loans on behalf of Education Empowerment Fund I, LLC (f/k/a Achiever Fund I, LLC) (“EEF I, LLC”) and $50,599 in Master Oversight Fees for managing the Preprime™ portfolio on behalf of EEF I, LLC.

For the six months ended December 31, 2006, the Company recognized $12,500 from subscription and service revenue and $241,982 from origination processing fees for originating Preprime™ loans on behalf of EEF I, LLC.

Non-Interest Expense

The Company includes as costs of revenues all direct costs related to the production of the various revenue streams of the Company’s business.

For the six months ended December 31, 2007, the Company incurred $8,047,921 in corporate, general and administrative expenses, $7,242,275 in sales and marketing expense, $4,161,878 in operations expense, $1,915,459 in technology development, $1,139,368 in referral marketing costs related to the generation of the Company’s private student loans and admission application service business, $106,000 in consulting and hosting costs for the scholarship search and college application products, $1,042,503 in cost of subscription and service revenue related to college application products, $197,253 in student loan servicing and custodial costs, $814,954 in legal expenses, and $530,730 in other operating expenses.

For the six months ended December 31, 2006, the Company incurred $3,751,809 in corporate, general and administrative expenses, $5,440,358 in sales and marketing expense, $2,508,811 in operations expense, $1,460,406 in technology development, $500,800 in referral marketing costs related to the generation of the Company’s private student loans, $22,500 in consulting and hosting costs for the scholarship search product, $136,910 in student loan servicing and custodial costs, $462,781 in legal expenses, and $198,399 in other operating expenses.

Cash and Cash Equivalents/Restricted Cash

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2007 and June 30, 2007, the Company’s uninsured cash balances total $36,819,328 and $13,506,587, respectively.

Included in cash and cash equivalents are restricted cash deposits that are not readily available to the Company for working capital purposes. At December 31, 2007 and June 30, 2007, the Company’s restricted cash balances were $2,118,019 and $3,153,840, respectively.

Security Deposits

As of December 31, 2007 and June 30, 2007, the Company had $1,004,676 and $955,019, respectively, in security deposits held and controlled by other parties to secure lease agreements the Company has for office space and facilities, on deposit with the SEC for future filings, and on deposit related to servicing agreements.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Computer network equipment	3 Years
Leasehold improvements	3 Years
Furniture and fixtures	3 Years

Investment in Education Empowerment Fund I, LLC (f/k/a Achiever Fund I, LLC) (“EEF I, LLC”)

On April 18, 2006, the Company entered into a definitive agreement with a consortium of European financial institutions with significant experience in consumer lending and specialty financial products to support the launch and origination of Preprime™ student loans. These private student loans address the market of high academic achievement post-secondary school borrowers who are currently unable to meet traditional private student loan underwriting criteria, e.g. thin or no credit history, insufficient earnings history, etc. The Company is both the managing member (through its Education Empowerment Funding I, LLC (f/k/a Achiever Funding LLC) affiliate and a minority investor in the EEF I, LLC. As of December 31, 2007, the Company’s investment percentage in EEF I, LLC was less than five (5%) percent.

On April 27, 2007, Education Empowerment SPV LLC, a wholly-owned, special purpose subsidiary of EEF I, LLC, entered into a $100 million revolving credit facility for the origination and funding of Preprime™ student loans with an asset backed commercial paper conduit managed by DZ Bank AG. The facility has a five year term. The proceeds from the initial draw down on the facility were used to return a significant portion of invested capital to EEF I, LLC’s members. The line of credit expands the capacity of the fund to acquire Preprime™ student loans originated by the Company. The line of credit is solely an obligation of the fund. There is no recourse to the Company.

The Company has not consolidated these affiliates within its financial statements per FASB Interpretation 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 (“FIN 46R”), requires consolidation by business entities of variable interest entities, which have one or more of the following characteristics (the Company’s application of the facts of the agreement to FIN 46 requirements are noted after each):

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

a.
The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights. (EEF I, LLC is controlled by a board of directors with voting rights held by the equity investors).

b.	The obligation to absorb the expected losses of the entity. (Gains and losses are allocated to members based on their respective investments).
c.	The right to receive the expected residual return of the entity. (Residual interests are returned to the members in a pro rata distribution based on their respective percentage interests)

3.
The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involved are conducted on behalf of an investor with a disproportionately small voting interest. (Voting Rights: The agreement requires the unanimous vote of the members; under Delaware law, managers who are also members have the same rights and powers of other members unless the operating agreement provides otherwise. Entity Activities: EEF I, LLC provides student loans to unrelated third parties and thereby generates profits which are allocated to the members in proportion to their respective percentage interests.)

On September 27, 2007 the Limited Liability Company Agreement of EEF I, LLC was amended and restated to allow the Company to finance it private student loans through the fund. As part of the amendment and restatement, separate series of limited liability company interests, as contemplated by Section 18-215 of the Delaware Act, were established and designated as Series A and Series B. Preprime™ loans acquired or to be acquired by the EEF I, LLC, and the associated assets and liabilities and cash flow of EEF I, LLC are allocated to Series A, and the private student loans and the associated assets and liabilities and cash flow of EEF I, LLC, are allocated to Series B, of which the Company is sole member and 100% owner.

As the governing documents of EEF I, LLC have been changed in a manner that changes the characteristics of the Company’s equity investment, the Company has undertaken a review to reconsider the initial FIN46R determination described above and has concluded that consolidation of EEF I, LLC and affiliates is not required per FIN46R as the entity is not a variable interest entity. The Company will consolidate the assets, liabilities and related cash flows of the separate Series B, as the Company is the sole member and 100% owner of such separate series.

On November 9, 2007, the revolving credit facility with an asset backed commercial paper conduit managed by DZ Bank AG was amended and restated, increasing the facility from $100 million to $200 million. As it relates to the Preprime™ lending business conducted in separate Series A, the amendment and restatement established a maximum borrowing limit of $150 million.

The Company accounts for the investment in the separate Series A of EEF I, LLC at the lower of cost or fair value, which is the Company’s investment basis (cost) per EITF 03-16, Accounting for Investments in Limited Liability Companies.

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

The Company records interest income and periodically evaluates its Residual Interests for other than temporary impairment in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Under this guidance, each quarter, the Company estimates the cash flows to be received from its Residual Interests which are used prospectively to calculate a yield for income recognition. In cases where the Company’s estimate of future cash flows results in a decrease in the yield used to recognize interest income compared to the prior quarter, the Residual Interest is written down to fair value, first to the extent of any unrealized gain in accumulated other comprehensive income, then through earnings as an other than temporary impairment.

Income Taxes

The income tax benefit is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Sales and Marketing

The Company expenses the costs associated with sales and marketing as incurred. Sales and marketing expenses for both the Company's student loan and admission application lines of business, included in the statements of operations for the six months ended December 31, 2007 and 2006 were $7,242,275 and $5,440,358, respectively.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS for six months ended December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006
		(Restated)
Net (loss) applicable to common shares	$(21,940,765)	$(19,885,977)
Weighted-average common stock
Outstanding (Basic)	27,500,451	17,846,601
Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-
Weighted-average common stock
outstanding (Diluted)	27,500,451	17,846,601

For December 31, 2007 and 2006, warrants (6,817,337 and 14,038,252, respectively) were not included in the computation of diluted EPS because inclusion would have been antidilutive. For December 31, 2007 and 2006, options (5,849,677 and 4,461,215, respectively) were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Financial Instruments Disclosures of Fair Value

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Instruments (“FAS 107”) requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

	December 31, 2007 (unaudited)	June 30, 2007 (audited)
Cash	$35,965,946	$11,605,531
Restricted Cash	2,118,019	3,153,840
Accounts Receivable	1,254,338	1,979,058
Federal student loans, held for sale	21,181,327	7,394,702
Accounts Payable	2,143,460	3,835,193
Notes Payable - Doral Bank	1,019,917	1,398,529
Notes Payable - Merrill Lynch	94,238,750	11,711,393
Note Payable - DZ Bank	5,753,977	0
Senior Secured Notes	11,200,000	0
Accounts Receivable from Securitizations	11,324,357	11,191,957

The fair value of the accounts receivable from Securitizations is internally calculated by discounting the projected cash flows to be received over the life of the trust. In projecting the cash flows to be received, the primary assumptions the Company makes relate to prepayment speeds, default and recovery rates, and cost of funds. These assumptions are developed internally. See Note 16 - Securitization, for further discussions regarding these assumptions. Carrying values approximate fair value for the other listed assets and liabilities because of their short time to realization.

Assets with fair values exceeding carrying amounts

	December 31, 2007 (unaudited)
	Carrying Value	Fair Value
Private student loans receivable, held for sale, net of valuation reserve	$77,011,431	$80,607,864

Investment in EEF I, LLC	$669,961	$1,011,186

	June 30, 2007 (audited)
	Carrying Value	Fair Value
Private student loan receivable, held for sale, net of valuation reserve	$5,441,174	$6,023,110

Investment in EEF I, LLC	$322,071	$341,546

The Company determined the fair value of its student loans receivable through a net present value analysis on an individual loan basis. This analysis considered the United States Department of Education’s cohort default rates for Title IV post-secondary educational institutions, the borrower’s program of study, the borrower and co-borrower’s credit quality, the individual terms of the loan, and estimated prepayment and recovery rates. As of December 31, 2007, the approximate 4.67% increase in fair value over the carrying value, which is the Company’s cost, results from this net present value modeling of future cash flows from the borrowers servicing these loans tempered by all of the above factors.

The fair value of the investment in EEF I, LLC was determined from the December 2007 net asset value report provided to the investors in this entity.

Stock Based Compensation

At December 31, 2007, the Company had two stock-based compensation plans, the amended 2004 Incentive Plan and the 2005 Consultant Incentive Plan. During the quarter ended December 31, 2005, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement 123(R), Share-Based Payments (“FAS 123R”). FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to employees to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The Company recognized $1,897,536 in stock based compensation expense for the six months ended December 31, 2007.

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

In June 2007, the FASB ratified EITF Issue No. 06-11 Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in-capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The Company is currently assessing the impact of EITF 06-11 on its condensed consolidated financial statements.

Reclassification

Certain amounts in the December 31, 2006 financial statements have been reclassified to conform to the December 31, 2007 presentation. There was no effect on net loss for the periods.

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

The Company values its student loan receivables at the lower of cost or market on an individual loan basis. The Company determines the fair market value of its student loans receivable through a net present value analysis of its student loan portfolios. This process is described in Note 2, Financial Instruments Disclosures of Fair Value for private student loans receivable. The Company completed its first sale of student loans to a securitization transaction in June 2007 and plans to continue to securitize its student loan receivables in the future, subject to market conditions.

MRU Lending, Inc. (“MRUL”) and MRU Funding SPV, Inc. (“MRUF”) and MRU Originations ("MRUO)" have loan purchase agreements with Doral Bank Federal Savings Bank New York (the “Bank”), an affiliate of the Doral Financial Corporation. Through November 30, 2005, MRUL had a loan purchase agreement with Webbank, a Utah state chartered financial institution and a wholly owned subsidiary of WebFinancial Corporation.

The Bank loan program is secured by $3 million invested in seven-day certificates of deposit held at the Bank, with assignment rights to the Bank.  The Bank also has the right to offset amounts due under the loan program against origination fees payable to MRUL and MRUF.

Through December 31, 2007, the Company purchased the following private student loan volumes through its various subsidiary loan programs. All loans purchased through these loans programs are purchased at par, i.e. no discount, and without recourse or redemption features available to the originating bank.

•	The Bank-MRUL loan program purchased approximately $18.5 million in private student loans.

•	The Bank-MRUF SPV loan program purchased approximately $225.9 million in private student loans.

•	The Bank-MRUO SPV loan program purchased approximately $8.5 million in private student loans.

•	The Webbank-MRUL loan program purchased approximately $1.5 million in private student loans.

The Company has retained servicing rights on the loans purchased under its various subsidiary loan programs and has outsourced the servicing function to a third party, who remits funds collected to us along with monthly activity reports.

NOTE 4 -	FIXED ASSETS

Fixed assets consist of the following at December 31, 2007 and June 30, 2007:

	December 31, 2007	June 30, 2007

Computer network equipment	$2,344,835	$2,081,701
Furniture and fixtures	78,942	71,033
Leasehold improvements	305,913	6,906
	2,729,690	2,159,640
Less: accumulated depreciation	(987,979)	(606,754)

Total fixed assets	$1,741,711	$1,552,886

Depreciation expense for the six months ended December 31, 2007 and year ended June 30, 2007 was $381,225 and $388,217, respectively.

NOTE 5 -	INTANGIBLE ASSETS

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

As of December 31, 2007, the unaudited book value and accumulated amortization of the Company’s intangible assets follows:

		Accumulated
Intangible Asset	Book Value	Amortization

Customer Contracts	$1,187,500	$312,500
Trademarks & Technology	833,333	166,667
Non-compete Agreement	416,667	83,333
Scholarship Resource data	24,740	123,700

TOTAL	$2,462,240	$686,200

As of June 30, 2007, the audited book value and accumulated amortization of the Company’s intangible assets follows.

		Accumulated
Intangible Asset	Book Value	Amortization

Customer Contracts	$1,375,000	$125,000
Trademarks & Technology	933,333	66,667
Non-compete Agreement	466,667	33,333
Scholarship Resource data	49,480	98,960

TOTAL	$2,824,480	$323,960

The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five fiscal years:

2008	$724,480
2009	$675,000
2010	$675,000
2011	$550,000
2012	$200,000

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

There were no provisions for income taxes for the quarters ended December 31, 2007 and 2006.

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

	Dec. 31, 2007	June 30, 2007

Deferred tax assets	$36,225,000	$18,760,000
Less: valuation allowance	(36,225,000)	(18,760,000)

Totals	$-	$-

At December 31, 2007 and June 30, 2007, the Company had accumulated net operating loss deficits of $103.5 million and $53.6 million, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. Note that the Company’s beneficial conversion features for the Series B Convertible Preferred Stock increases the Company’s accumulated deficit but does not contribute to net operating losses that can be used to offset future taxable income.

NOTE 7 -	STOCKHOLDERS’ EQUITY

Common Stock

There were 200,000,000 shares of common stock authorized, with 31,189,123 and 25,714,393 shares issued and outstanding at December 31, 2007 (unaudited) and June 30, 2007 (audited), respectively. The par value for the common stock is $0.001 per share.

On November 5, 2007, the Company closed a private placement sale of 5,180,000 shares of its common stock, resulting in gross proceeds of $24,367,500.  $1,502,847 in commissions and other expenses related to the sale were recorded as a reduction to Additional Paid in Capital.

There were a total number of 656,231 warrants exercised for the six months ended December 31, 2007 at a weighted average price of $1.40.

There were 137,505 options exercised for the six months ended December 31, 2007 at a weighted average price of $3.33.

Series B Convertible Preferred Private Placement

There were 12,000,000 shares of Series B convertible preferred stock authorized, with 8,237,264 shares issued and outstanding as of December 31, 2007 and June 30, 2007. The par value for this preferred issuance is $0.001 per share.

As of December 31, 2007 (unaudited) and June 30, 2007 (audited), the balances for the additional paid-in capital account for the beneficial conversion feature for the Series B Convertible Preferred Stock were $14,520,391 and $14,263,768, respectively. The Company will continue to record the beneficial conversion feature for the Series B Convertible Preferred stock for any new issuances or dividends accrued on this instrument.

Stock Options

Under the 2004 Incentive Plan, as amended (the “Plan”), the Company may grant either incentive stock options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code, non-qualified stock options (“NQOs”), restricted stock, restricted stock units, performance grants, unrestricted common stock, or stock appreciation rights grants to its officers, directors, and employees.

The compensation committee of the Company's board of directors administers the Plan. The compensation committee has the complete authority and discretion to determine the terms of the Plan grants.

ISOs and NQOs are granted at an exercise price not less than their fair value at the date of the grant. Options granted have a maximum term of ten years. Option-vesting periods range from immediate vesting to three years, with approximately 33% of stock option grants vesting ratably over three years. During the six months ended December 31, 2007, 477,442 options, with a weighted average fair value of $3.06 were granted under the Plan. There were 310,980 options granted under the Plan for the six months ended December 31, 2006.

The key assumptions for the Black-Scholes valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate, and exercise price. Many of these assumptions are judgmental and highly sensitive. Following is a table of the key weighted average assumptions used in the valuation calculations for the options granted in the quarter ended December 31, 2007 and a discussion of our methodology for developing each of the assumption used in the valuation model.

December 2007
Expected term	6.5 yrs
Expected volatility	56.86%
Risk-free interest rate	4.178%
Dividend yield	0%

At December 31, 2007 there were 1,935,406 shares available for future grants under the Plan and 1,275,517 shares available for future grants under the 2005 Consultant Plan.

Expected Term. This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. The Company lacks sufficient historical exercise data that it may rely on to determine expected term for the grants issued through December 31, 2007. Therefore the Company relied on the simplified method for expected term as defined by the SEC Staff Accounting Bulletin 107 (SAB 107), where expected term equals the sum of the vesting term and the original contractual term, which is then divided by two. The Company has noted that the simplified method for estimating expected term is only available for option grants through December 31, 2007, when the SEC anticipates more detailed information should be available to the Company. An increase in the expected term will increase share-based compensation expense.

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

Warrants

There were 200,000 warrants issued during the six months ended December 31, 2007. There were no warrants issued during the six months ended December 31, 2006.

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

The Credit Agreement also provided for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, breaches of certain representations and warranties, the bankruptcy of MRUL or MRUL Holdco, LLC (MRUL’s direct parent and wholly-owned subsidiary of the Company), failure to maintain certain net worth ratios, a material adverse change in MRUL’s ability to originate student loans, and failure of the Company to indirectly own 100% of the outstanding capital stock of MRUL. The facility had a three year term. Related to this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to an approximately 27.5% ownership interest in the Company on a diluted basis. The Company valued the warrants granted at $6,079,581 and recorded a deferred financing fee in an equivalent amount (see Note 17 - Restatement).

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

The Company recognized amortization expense associated with the financing fees of $1,047,620 for the six months ended December 31, 2006. The financing fees were fully amortized as of June 30, 2007.

As of December 31, 2007, there were no amounts outstanding on the Nomura line of credit, as the line was terminated on July 5, 2007.

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

On September 28, 2007, the MRUF and MLBU amended the MRUF warehouse line, effective October 15, 2007, to increase the cost of the warehouse line to market rates and to change the renewal amount to $145 million, which the Company estimates will increase the Company’s interest costs between the amendment date and the renewal date by approximately $100,000.

On December 21, 2007, MRUF and MLBU amended the MRUF warehouse line, effective December 24, 2007, extending the term of the facility until July 15, 2008, and established the commitment amount available under the facility as $100 million from the effective date through, but not including January 2, 2008, and $125 million on and after January 2, 2008.

In connection with the December 21, 2007 amendment, the Company issued MLBU a warrant to purchase 200,000 shares of the Company’s common stock at a purchase price of $4.65 per share.  The warrant will vest on July 14, 2008, if and only if the facility is extended on or before the vesting date, for a minimum of one full year without any reduction in the commitment amount under the facility.

On December 21, 2007, the Company recorded deferred financing fees of $2,224,941 relating to the vesting of warrants previously issued to MLBU in connection with the facility.

The Company recognized amortization expense associated with all deferred MLBU financing fees of $121,978 and $1,851,718 for the six months ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, the MRUF obtained approximately $94.2 million in financing through the MLBU line of credit by collateralization of loans originated through the Doral Bank FSB New York-MRUF loan program.

NOTE 10 -	CREDIT LINE WITH DZ BANK AG’s CONDUIT

On November 9, 2007, the Company obtained additional financing for its private student loan business by amending a loan facility under which its affiliate, Education Empowerment Fund SPV, LLC (“EEF SPV”) is the borrower. The student loans to be financed under the Amended Loan Facility will be originated pursuant to a Loan Program Agreement between MRUO and the Bank. The student loans will then be purchased from the Bank by EEF I, LLC pursuant to a Loan Sale Agreement and then contributed by EEF I, LLC to EEF SPV. The Loan Program Agreement and Loan Sale Agreement are existing agreements which have been effectively supplemented. The loan facility described above is set forth in the Amended and Restated Receivables Loan and Security Agreement, dated as of November 9, 2007, among Education Empowerment SPV, LLC, a Delaware limited liability company, Autobahn Funding Company LLC, as the lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as agent for the lender, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the backup servicer. This agreement was originally entered into by the same parties on April 11, 2007 and initially provided funding only for Preprime™ student loans in which the Company retained less than a 5% equity economic interest due to the participation of third-party investors in EEF I, LLC (see Note 2 - Investment in Education Empowerment Fund I, LLC).

Following the amendment and restatement on November 9, 2007, the loan facility has been increased to $200 million in total commitment, of which up to $200 million is available to finance private student loans and up to $150 million is available to finance Preprime™ student loans. The economic interest in the private student loans is retained 100% by the Company through its sole membership and 100% ownership of the separate Series B of EEF I, LLC. The assets, liabilities and cash flows of separate Series B are consolidated in the Company’s financial statements.

The Amended Loan Facility terminates on April 11, 2012, unless terminated earlier at EEF SPV’s option or as a result of an event of default or similar occurrence. The amount of the total commitment that can be drawn down and remain outstanding at any time depends on a borrowing base calculation, which measures the outstanding balance of the student loans pledged to the lender, less non-performing loans or loans that exceed certain concentration limits. Each student loan that is pledged to the lender is required to meet certain eligibility criteria at the time of pledge.

As of December 31, 2007, the Company through its 100% ownership of Series B of EEF I, LLC obtained approximately $5.8 million in financing through this line of credit.

NOTE 11 -	LOAN PROGRAM AGREEMENTS

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

There were no balances due to the Bank for origination of MRUL private student loans as of December 31, 2007 (unaudited) and June 30, 2007 (audited).

On January 10, 2006, MRUO and MRUF, wholly-owned subsidiaries of the Company entered into definitive agreements with the Bank. The agreement provides for the Bank’s origination of private student loans to qualified applicants participating in MRUO’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUO and the sale by the Bank and purchase by MRUF of such student loans at par, i.e. no discount, and without recourse. The business purpose of the loan program and loan sale agreements between, MRUO, MRUF, and the Bank allow MRUF to purchase student loans originated by a Federal Savings Bank. There are legal and regulatory advantages to MRUF for purchasing loans originated by a Federal Savings Bank that are not otherwise available to MRUF. The agreement between MRUO and the Bank is evidenced by a loan program agreement dated January 10, 2006. The agreement between MRUF and the Bank is evidenced by a loan program agreement dated January 10, 2006. The agreements have a thirty-six (36) month term and are automatically renewable for up to two (2) successive terms of twelve (12) months.

The balances due to the Bank for origination of MRUO private student loans were $1,019,917 and $1,398,529 as of December 31, 2007 (unaudited) and June 30, 2007 (audited).

NOTE 12 -	SENIOR SECURED NOTES

On October 19, 2007, the Company issued, in a private placement transaction, 12% senior secured notes (the “Notes”) in an original aggregate principal of $11,200,000.  The Notes were issued with original issue discount in an aggregate amount equal to $1,217,000 and have a three year term.  The Notes are guaranteed by the Company’s direct and indirect subsidiaries other than those subsidiaries established as special purpose entities for the purpose of structured financing transactions.

In connection with this transaction, the Company delivered to the investors an Assignment Agreement, dated as of October 19, 2007, made by MRU ABS LLC, a wholly owned subsidiary of the Company (“MRU ABS”), whereby MRU ABS, transferred and conveyed to the Company, all of MRU ABS’ rights, title and interest in and to the right to receive any residual payments from the MRU Student Loan Trust 2007-A.  The Company also entered into a pledge and security agreement with such investors, dated as of October 19, 2007, pursuant to which the Company has provided such investors with a first lien on and first perfected security interest in (i) all of the equity interest in MRU ABS (“Pledged Interests”); (ii) all other property in substitution for or in addition to the Pledged Interests; (iii) any dividends or distribution from MRU ABS; and (iv) the proceeds of any of the collateral described in clauses (i)-(iii) inclusive.

The original issue discount is amortized utilizing the effective interest method.  The Company recorded amortization expense of $38,731 related to deferred fees and note issuance costs in the six month period ended December 31, 2007.

NOTE 13 -	PATENTS

The Company has a patent pending for a business method. This business method enables the Company to provide customized financial products to consumers.

NOTE 14 -	COMMITMENTS AND CONTINGENCIES

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

The Company has three employment agreements with the following key management personnel:

NAME	TITLE	EXPIRATION DATE
Edwin J. McGuinn, Jr.	CEO	October 31, 2008
Raza Khan	President	April 1, 2009
Vishal Garg	CFO	April 1, 2009

Legal Matters

Related to the Company’s transaction with The Princeton Review (“TPR”), the Company assumed all costs, expenses, and judgments arising out of the CollegeNET litigation that relate to the operation of the purchased assets on or after February 16, 2007.

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

The next day, August 3, 2005, CollegeNET again filed suit against TPR alleging infringement of the same ‘042 Patent that was the subject of the earlier action. On November 21, 2005, CollegeNET filed an amended complaint, which added a second patent (U.S. Patent No. 6,910,045 - the ‘045 Patent) to the lawsuit.  TPR was served with the amended complaint on November 22, 2005, and filed its answer and counterclaims on January 13, 2006, which was later amended February 24, 2006. On March 20, 2006, CollegeNet filed its reply to TPR’s counterclaims.  CollegeNET sought injunctive relief and unspecified monetary damages.

TPR filed a request with the United States Patent and Trademark Office (“PTO”) for ex parte reexamination of CollegeNET’s ‘042 Patent on September 1, 2005.  TPR filed another request with the PTO for ex parte reexamination of CollegeNET’s ‘045 Patent on December 12, 2005.  The PTO granted TPR’s requests and ordered reexamination of all claims of the CollegeNET ‘042 patent on October 31, 2005 and ordered reexamination of all claims of the CollegeNET ‘045 Patent on January 27, 2006.

On March 29, 2006, the court granted TPR’s motion to stay all proceedings in the lawsuit pending completion of the PTO’s reexaminations of the CollegeNET patents.  On November 9, 2006, the PTO issued a Non-Final Office Action rejecting all 44 claims of the ‘042 Patent.  On January 9, 2007, CollegeNET filed a response to the Non-Final Office Action with the PTO.

On July 20, 2007, the PTO issued a “Notice of Intent to Issue Ex Parte Reexamination Certificate” in the reexamination of the ‘042 patent, indicating that the PTO had confirmed the validity of claims 1-31 as originally issued, allowed new claims 45-53, and allowed the other claims with certain amendments.  The PTO’s July 20th decision to allow claims 1-31 of the ‘042 patent as originally issued is in conflict with a jury verdict rendered on October 5, 2006 in the case of CollegeNET v. XAP Corporation (Civil Action No. 03-129-BR), which found that claims 16, 18-22, 28, 32, 33, 36 and 38 of the ‘042 patent are invalid.  As of February 1, 2008, the Company had not been informed that a final judgment had been entered in the CollegeNET v. XAP Corporation lawsuit.

On October 3, 2007, the court lifted the stay of proceedings in the TPR litigation and directed the parties to address various discovery issues. A further status conference was held on October 16, 2007, and an additional conference was scheduled for November 16, 2007.  The Company was informed that it might be subpoenaed by one or more of the parties to provide certain documents or information in the lawsuit.  However, no subpoena was ever served.

On December 14, 2007, an Order of Dismissal was issued by the court indicating that the TPR litigation had been settled.  On January 11, 2008, CollegeNET and TPR filed a Stipulated Dismissal of Claims and Counterclaims With Prejudice, which gave notice to the court that the parties had agreed to a stipulated dismissal with prejudice pursuant to the terms and conditions of a Confidential Settlement Agreement.  The Company understands that the terms of the settlement between CollegeNET and TPR are confidential, and therefore the Company has not been informed of those settlement terms.

Although the Company was not named as a party during the pendency of the TPR litigation, the Company understands that the lawsuit may have related at least in part to the business of its subsidiary, Embark Corp.  It is possible that CollegeNET will bring a separate action against the Company and/or Embark.  The Company continues to believe that it will have meritorious defenses to the CollegeNET claims if eventually brought against the Company and intends to vigorously defend itself, if necessary.

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

The following is a schedule by fiscal years of future minimum rental payments required under the operating leases which have an initial or remaining non-cancelable lease term in excess of one year as of June 30, 2007:

2008	$2,333,665
2009	$2,444,180
2010	$2,136,871
2011	$2,220,621
2012	$2,220,621

NOTE 15 -	RELATED PARTY TRANSACTIONS

The obligations of the Company under the ISID Finance of America, Inc. sub-lease are guaranteed by Edwin J. McGuinn, Jr., the Company’s Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the Sub-landlord.

NOTE 16 -	SECURITIZATION

On June 28, 2007, the Company closed its first securitization of its private student loan assets. The transaction was accounted for as a sale of the $137.8 million of private student loans securitized. In connection with the sale, the Company booked a gain of $16.2 million based upon the excess of the proceeds and value of the Residual Interest received over the carrying value of the assets sold. On September 25, 2007, the Company sold an additional $32.4 million of private loans to the trust and booked a gain of $4.1 million. On November 29, 2007, the Company sold an additional $0.38 million of private loans to the trust. The Company values the retained Residual Interest at $11.3 million, all of which are referred to as the Company’s accounts receivable from the Securitization. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, other fees, and the principal and interest on the bonds backed by the student loans. The residual cash flows are expected to be received by the Company over approximately 28 years. The investors in the securitization trusts have no recourse to the Company’s other assets should there be a failure of the student loans to pay when due.

The following table summarizes the Company’s securitization activity for the six months ended December 31 2007 and the year ended June 30, 2007.

($’s in Thousands)	Six Months Ended December 31, 2007(unaudited)				Year Ended June 30, 2007 (audited)
	# of Sales	Amount of Loans Sold to Securitizations	Pre-Tax Gain	Gain %	# of Sales	Amount of Loans Sold to Securitizations	Pre-Tax Gain	Gain %
Private Student Loans	2	$32,851	$4,066	12.4%	1	$137,792	$16,205	11.8%
Federal Student Loans	0	0	0	0.0%	0	0	0	0.0%
Total Sales to Securitization	2	$32,851	$4,066	12.4%	1	$137,792	$16,205	11.8%

Key economic assumptions used in estimating the fair value of the Residual Interest at the date of securitization were as follows.

	Six Months Ended December 31, 2007 (unaudited)		Year Ended June 30, 2007 (audited)
	Private Student Loans	Federal Student Loans	Private Student Loans	Federal Student Loans
Annual Prepayment Rate (1)	7%	N/A	7%	N/A
Cumulative Default Rate (2)	4.5%	N/A	4.5%	N/A
Default Recovery Rate (3)	20%	N/A	20%	N/A
Weighted Average Life	9.0 yrs.	N/A	9.6 yrs.	N/A
Spread between LIBOR and Auction Rate Indices (4)	0.48%	N/A	0.01%	N/A
Discount Rate (5)	12%	N/A	12%	N/A

(1)	Annual Prepayment Rate is expressed on a lifetime basis, is applied after loans enter repayment, and is in addition to impact of defaults on collateral average life.

(2)	Cumulative Default Rate is the loan balance of defaulted student loans as a percentage of the aggregate principal balance of student loans upon entry into repayment.

(3)	Default Recovery Rate is the percentage of the defaulted loan balance that is recovered over time.

(4)
The senior tranches of the Company’s securitization are auction rate notes. The interest rate on auction rate notes is reset through an auction process periodically (currently every 28-days). Based upon market conditions at the time of each auction, the spread to LIBOR of the interest rate required by investors could be more or less than the initial spread to LIBOR at which the transaction was priced. Since November 2007, the interest rate on the Company’s student loan auction rate notes has widened to approximately 1.65% over LIBOR. In booking the gain on the loans sold in September 2007 and November 2007 and in valuing the Residual Interest, the Company has assumed that these higher spreads will continue through the June 2008 and then return over the next twelve months to approximately 0.275% over LIBOR for the remaining life of the transaction. The spread indicated above is the weighted average over the life of the transaction.

(5)	Discount Rate is the rate of return used to discount the residual cash flows projected given the collateral assumptions and the securitization structure.

The following table summarizes cash flows received from or paid to the securitizations trust during six months ended December 31, 2007 and the year ended June 30, 2007.

($’s in Thousands)	Six Months Ended December 31, 2007 (unaudited)	Year Ended June 30, 2007 (audited)
Net proceeds from sales of loans to securitizations	$32,923	$138,095
Repurchases of securitized loans due to delinquency	0	0
Cash distributions from trusts related to Residual Interests	0	0

Residual Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those Securitizations as of December 31, 2007 and June 30, 2007.

($’s in Thousands)	As of December 31, 2007 (unaudited)		As of June 30, 2007 (audited)
	Private Student Loans	Federal Student Loans	Private Student Loans	Federal Student Loans
Fair value of Residual Interests	$11,324	N/A	$11,192	N/A
Underlying securitized loan balance	$171,182	N/A	$137,828	N/A
Weighted average life	9.0 yrs.	N/A	9.6 yrs.	N/A
Annual Prepayment Rate	7%	N/A	7%	N/A
Cumulative Default Rate	4.5%	N/A	4.5%	N/A
Default Recovery Rate	20%	N/A	20%	N/A
Spread between LIBOR and Auction Rate Indices	0.48%	N/A	0.01%	N/A
Discount Rate	12%	N/A	12%	N/A

The following table summarizes the sensitivity of the value of the Residual Interest to variations in the key economic assumptions described above as of December 31, 2007.

($’s in Thousands)	Percentage Change in Assumptions		Residual Balance	Percentage Change in Assumptions
	Down 20%	Down 10%		Up 10%	Up 20%
Annual Prepayment Rate
Residual Balance	$11,735	$11,526	$11,324	$11,128	$10,938
% Change	3.63%	1.78%		(1.73)%	(3.41)%
Cumulative Default Rate
Residual Balance	$12,252	$11,786	$11,324	$10,867	$10,415
% Change	8.19%	4.08%		(4.04)%	(8.03)%
Default Recovery Rate
Residual Balance	$11,143	$11,234	$11,324	$11,415	$11,505
% Change	(1.60)%	(0.80)%		0.80%	1.60%
Discount Rate
Residual Balance	$13,178	$12,207	$11,324	$10,520	$9,785
% Change	16.37%	7.79%		(7.10)%	(13.59)%

($’s in Thousands)	Percentage Change in Assumptions		Residual Balance	Percentage Change in Assumptions
	Tighten 25 basis points	Tighten 10 basis points		Widen 10 basis points	Widen 25 basis points
Spread between LIBOR and Auction Rate Indices
Residual Balance	$12,975	$11,985	$11,324	$10,667	$9,682
% Change	14.57%	5.84%		(5.81)%	(14.50)%

These sensitivities are hypothetical and should be used with caution. The effect of each change in assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in key assumptions may differ from the sum of the individual effect above.

The table below shows the Company’s off-balance sheet private student loan delinquency trends as of December 31, 2007 and June 30, 2007.

($’s in Thousands)	As of December 31, 2007		As of June 30, 2007
Loans in-school /grace/deferment (1)	$125,285		$109,778
Loans in forbearance (2)	1,630	3.6%	789	2.8%
Loans in repayment
Current	42,237	92.0%	26,763	95.4%
Delinquent 31-60 Days (3)	752	1.6%	409	1.5%
Delinquent 61-90 Days	437	1.0%	87	0.3%
Delinquent 91 Days or More	841	1.8%	0	0.0%
Total Loans in repayment and forbearance	$45,897	100.0%	$28,048	100.0%
Total off-balance sheet private student loans	$171,182		$137,828

(1)
Loans for borrowers who are not required to make payments because they are still in or have returned to school, have recently graduated, or are in other valid non-repayment statuses (e.g., military service, medical / dental residency, etc.).

(2)	Loans for borrowers who have entered repayment but have requested a moratorium on making payments due to economic hardship or other factors, in keeping with established program guidelines.

(3)	Delinquency is the number of days that scheduled payments are contractually past due.

NOTE 17 -	RESTATEMENT

The Company is restating the condensed consolidated statements of operations and cash flows for the six months ended December 31, 2006.

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

The impact on the condensed consolidated statement of operations for the six months ended December 31, 2006 is as follows:

•	Depreciation and amortization has been increased by $1,013,264, from $2,062,434 to $3,075,698.
•	Loss applicable to common shares has increased $1,013,264, from $(18,872,634) to $(19,885,977).
•	Net loss per basic and diluted shares has increased $0.05 from $(1.06) to $(1.11).

Net loss, and depreciation and amortization as reported in the condensed consolidated statement of cash flows for the six months ended December 31, 2006 have been restated as described above.

NOTE 18 -	SUBSEQUENT EVENTS

Increase in Student Loan Auction Rate Bond Auction Failures

On February 7, 2008, several auction-rate broker-dealers discontinued supporting the auctions for student loan auction rate notes, leading the auctions to fail in the absence of a clearing bid. The auction for the subordinate notes of the Company’s securitization that was held on the same day was, however, successfully completed. This recent deterioration in the auction rate market casts doubt upon the potential for market normalization in the near term.

As discussed in Note 16 - Securitization, the Company adjusted its auction rate assumptions used to value its Residual Interest in its securitization, resulting in a $3.0 million adjustment to other comprehensive income. Primarily, we extended the period through which the auction rate securities would price at the maximum rate through the next six months and assumed that rates would thereafter decline over twelve months to a rate in excess of the levels that the Company’s securities priced at the inception of the transaction. The Company believes that these were reasonable assumptions as of December 31, 2007, the date of valuation, based upon market conditions at that time. Pursuant to FAS 140, the Company is required to revalue its Residual Interest each quarter. If other broker-dealers fail to support their auctions and liquidity in the market worsens further, at a subsequent valuation date the Company might find it necessary to further adjust its assumptions, likely resulting in a further impairment and potential write-down of its Residual Interest.

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

In originating our private student loans, we use a unique and proprietary underwriting model which we believe provides us with a compelling competitive advantage. By combining traditional FICO™-based credit scoring methods with our proprietary underwriting matrix, which considers the loan applicant’s academic data, prior work experience, course of study, the educational institution which they are attending, and the amount being borrowed, we generate our own credit and repayment capability index which we believe is more insightful and predictive in determining an applicant’s future repayment capabilities. Our approach allows us to competitively price loans for students that would be viewed as undifferentiated under traditional methods employed by other student loan companies. We believe that no other educational finance company currently uses a similar approach to evaluating loan applicants or determining loan pricing. Our underwriting process adds another layer of analytical precision to traditional evaluation tools and helps us make more informed lending decisions.

As of December 31, 2007, the Company’s managed private student loan portfolio had the following characteristics:

	Off Balance Sheet Portfolio	Balance Sheet Portfolio	Total Managed Portfolio
Number of Loans	11,771	5,724	17,495
Aggregate Loan Balance	$171.2 million	$79.0 million	$250.2 million
Weighted average Qualifying FICO™	718	711	716
Percentage of loans with co-borrowers	64%	73%	67%
Percentage of Loans with a borrower who is attending a graduate or professional school	34%	26%	31%
Weighted average federal cohort default rate for the schools attended by borrowers	2.1%	2.2%	2.2%

The Company began originating student loans in June 2005, so our performance history is limited. Currently, approximately 24% of the managed private student loan portfolio has entered repayment. For the last twelve months, 30+ days delinquencies as a percentage of repayment eligible loans has averaged 4.8%, and loans in forbearance as a percentage of repayment eligible loans has averaged 2.7%. These performance statistics are substantially better than industry average for private student loans.

In addition to our unique underwriting methodology, we take a highly focused approach to our marketing while maintaining one of the most diverse sourcing channels in the industry. Of the approximately 6,500 accredited institutions of higher education in the United States, we focus on a targeted subset of approximately 3,000 undergraduate and professional graduate institutions. The professional graduate disciplines that we target include law, business administration, engineering and medicine. These criteria define our lending and marketing methods. We believe that this targeted approach will consistently yield the optimal mix of attractive pricing, acceptable credit risk and a sufficiently deep base of potential customers. We use a highly diverse approach to sourcing potential customers which we believe will create more sustainable distribution channels than our competitors. Our direct marketing channels include print advertising campaigns, direct mail campaigns, radio campaigns, Internet marketing campaigns and our branded MyRichUncle™ web site: www.MyRichUncle.com . We also employ co-branded direct marketing, leveraging our marketing agreements with The Princeton Review™ and STA Travel™ to reach further customers. In addition, we have developed indirect origination sources including referrals from third party referral companies for whom we may provide a private labeled set of student loan products. In the future, we intend to leverage our Embark subsidiary’s access to college-bound students and their parents who utilize Embark’s internet portal to apply to colleges on-line. As of December 31, 2007, over 250,000 Embark customers have opted in to be solicited regarding their student lending needs. Equipped with our unique credit model, our focused marketing and diverse distribution channels, we believe we are well positioned to grow in the market for higher education products and services.

The student loan business is seasonal in nature and activity generally corresponds with the timing of tuition payments and other student-related borrowing needs throughout the school year. Our first fiscal quarter, the three months ending September 30, when students are starting or returning to school, is the busiest time of the year for us in originating loans. We typically receive the largest amount of loan applications during this quarter and correspondingly underwrite the most loans. In the first quarter of fiscal 2008, the Company originated a record number of loans aggregating approximately $129.0 million in our private and federal student loan programs. For the quarter ending December 31, the Company originated approximately $58.4 million in our private and federal student loan programs. Our first half volume of approximately $187.4 million represents 127% growth compared to the comparable period in the prior fiscal year, when the Company originated approximately $82.5 million in our private and federal student loan programs. There is a second surge in applications and originations as students prepare to meet their financial obligations for the semester that begins in January. This activity typically benefits our second fiscal quarter, the three months ending December 31, and our third fiscal quarter, the three months ending March 31. Additionally, the Company adds to its product offerings, we expect that new products will be additive to our results and as we introduce them in any given quarter that particular quarter could also have variations when compared to the comparable quarter in previous years.

Student Loan Originations
($’s in Millions)

	FY 2008		FY 2007
	Q2	Q1	Q4	Q3	Q2	Q1
Private Student Loans	$33.1	$72.4	$24.8	$24.1	$22.1	$31.8
Preprime™ Student Loans	20.0	34.0	9.2	9.7	10.6	13.8
Federal Student Loans	5.4	22.5	0.6	3.5	2.4	1.8
Total Student Loan Originations	$58.4	$129.0	$34.6	$37.3	$35.1	$47.4
Note: Totals may not sum due to rounding.

We generate operating revenues from: interest accrued and origination fees on our student loan portfolio, origination and management fees paid to us by the EEF I, LLC for the generation and management of PreprimeTM loans, and subscription and service revenues from our online college application business. Gains from the sale or Securitizations of portfolios of our student loans are recorded in Other Income.

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

In June 2007, the Company completed its first Securitization of private student loans. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. The debt instruments that the trust issues to finance the purchase of these student loans are obligations of the trust, and not obligations of the Company. On a going forward basis, the Company plans to either sell or securitize student loan portfolios, which will generate a gain on sale for the Company for this asset. The timing of such an event is dependent on several factors, including but not limited to the following: the size of the Company’s student loan portfolios, the financial ability of the Company to hold this asset, the market at the time of the transaction for this asset class, and the ability of the Company to support the requirements for a sale or securitization transaction. The Company is currently working on a Securitization that it plans to execute, subject to market conditions, prior to the conclusion of its current fiscal year on June 30, 2008.

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

In the second fiscal quarter, the Company raised $33 million in additional capital to fund the growth of its business. In October, we closed on a financing of the residual interest from our June 2007 $200 million Securitization. The Company issued Notes totaling $11.2 million which were secured by the Residual Interest in the Company’s Securitization. We believe that our ability to raise funds in this way demonstrates the high quality of the student loan collateral that the Company originated and securitized. In November, the Company issued 5.1 million shares of common equity through a PIPE offering, raising net proceeds of $22.9 million.

In addition to raising capital in the second fiscal quarter, the Company renewed and expanded its sources of liquidity. In November, the $100 million lending facility with DZ Bank, which had previously only been available to EEF I, LLC to finance its Preprime™ loans, was upsized to $200 million and expanded to allow the Company to finance its private student loans as well. Additionally, in December the Company renewed its line with Merrill Lynch. The Company now has $325 million of warehouse capacity to finance its current portfolio and provide for the growth of its business.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2007, COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2006

INCOME STATEMENT RECLASSIFICATION   Beginning with this public filing, the Company has reclassified the manner in which the interest and non-interest components of income and expense are organized in deriving the Company’s loss before provision for income taxes.  The Company’s management believes that the manner in which the income statement has been reclassified is more representative of the Company’s business model, and will provide greater financial statement comparability with peer institutions in the education lending industry.

INTEREST INCOME The Company’s interest income is comprised of interest income on the private and federal loan portfolios and the accrual of interest income on the Residual Interest from the Company’s Securitization. Total interest income increased by $676,445: $3,964,406 for the six months ended December 31, 2007 compared to $3,287,961 for the six months ended December 31, 2006. This increase is primarily attributable to the increase in federal student loan volume and the Residual Interest income from the securitization, Federal student loan interest income increased to $426,173 for six months ended December 31, 2007 compared to $63,152 for the six months ended December 31, 2006. The interest income on the Residual Interest totaled $761,648 for the six months ended December 31, 2007.

INTEREST EXPENSE The total interest expense increased to $3,250,058 for the six month period ended December 31, 2007 compared to $2,387,882 for the six month period ended December 31, 2006. Facility interest and origination bank costs increased by 21% from $2,384,702 to $2,881,546 for the six month periods ended December 31, 2006 and 2007 respectively. The Other Interest Expense of $368,512 is comprised of interest costs related to the Senior Secured Notes detailed in Note 12 of the Notes to the Financial Statements.

NON-INTEREST INCOME The Company’s non-interest income is primarily comprised of income from the Securitization as well as the subscription and service revenue fees from the Company’s Embark subsidiary, an online college admissions application business acquired by the Company in February 2007. Securitization income totaled $4,065,582 for the six month period ended December 31, 2007 which was generated by the Company’s sale in the six months ended December 31, 2007 of the second and third pools of loans to the securitization trust established in June 2007. Subscription and service revenue, primarily from the Company’s Embark subsidiary, was $2,774,060 for the six months ended December 31, 2007 compared to $12,500 for the six months ended December 31, 2006. Origination processing fees generated by the Company’s origination of PrePrime TM loans for EEF I, LLC increased 123% to $539,981 for the six months ended December 31, 2007 compared to $241,982 from the comparable period a year ago, proportionate with the growth in origination volume.

NON-INTEREST EXPENSE The Company’s total non-interest expense increased by 48% to $26,054,143 for the six month period ended December 31, 2007 over the same period for 2006. Not including the expenses for the Company’s Embark subsidiary, the Company’s non-interest expense increased by 17% to $20,605,708 for the 6 month period ended December 31, 2007 over the same period for 2006. This compares favorably with the 127% increase in loan originations for the same period, demonstrating the scale that the Company’s business model is achieving.

Corporate general and administrative expenses increased from $3,751,809 for the six month period ended December 31, 2006 to $8,047,921 for the six month period ended December 31, 2007,out of which $1,259,090 of the corporate G&A expenses are related to the Embark subsidiary. The 81% increase in non-Embark related corporate general and administrative expenses is primarily due to the increase in the size of the organization and the additional employees thus an increase in salaries and stock compensation. Stock compensation expense totals $1,897,536 of the total corporate general and administrative expense. The Company also moved to a larger corporate office and the rent expense increased by $692,957 over the same period in 2006.

Sales and marketing expense for the six month period ended December 31, 2007 totals $7,242,275 compared to $5,440,358 for the same period in 2006. This increase is primarily due to sales and marketing expenses for the Embark subsidiary in the amount of $1,365,441. Not including Embark, the Company’s sales and marketing expenses was $5,876,834, an increase of 8%, which compared to a growth of 127% in loan originations, indicates increasing scalability of the Company’s brand and marketing activities.

Operations expense increased from $2,508,811 for the six month period ended December 31, 2006 to $4,161,878 for the same period in 2007. The 66% increase in operations expenses correlates to the 127% increase in the Company’s loan volume for the period, which indicates that our customer service and origination processing functions are evidencing increased efficiency.

The cost of subscription and service revenue of $1,042,503 is associated with costs related to the processing of admissions applications at the Company’s Embark subsidiary. The increase of $638,568 in referral marketing costs (from $500,800 for the six month period ended December 31, 2006 compared to $1,139,368 for the same period in 2007) is proportionate with increased origination of private student loans by the Company’s private label marketing partners. Legal expenses increased by $352,173 in 2007 due to legal documentation related to the renewal and expansion of credit facilities.

Depreciation and amortization expense was $855,802 in the six months ended December 31, 2007 compared to $3,075,698 in the six months ended December 31, 2006. The decrease is primarily due to the deferred financing fees related to the MLBU and Nomura credit facilities, which were fully amortized as of June 30, 2007.

NET LOSS For six months ended December 31, 2007, the Company incurred a net loss applicable to common shares of $21,940,765, or $0.80 per share compared to a net loss of $19,885,977, or $1.11 per share for the six months ended December 31, 2006. The weighted average number of shares outstanding for six months ended December 31, 2007 was 27,500,451 shares compared to 17,846,601 shares for the six months ended December 31, 2006.

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
•
On November 9, 2007 the Company amended EEF I, LLC's and the Fund’s facility with DZ Bank AG to increase the size of the facility from $100 million to $200 million and to permit the funding of the Company’s private student loans (which are currently being funded through its facility with MLBU) in addition to PrePrime TM loans.

•
On December 21, 2007, the Company renewed its warehouse facility with MLBU through July 15, 2008. As of December 31, 2007, the commitment amount available under the facility was $100 million, increasing to $125 million on and after January 2, 2008.

CASH AND CASH EQUIVALENTS AND ACCOUNTS RECEIVABLE As of December 31, 2007, the Company had unrestricted cash and cash equivalents of $35,965,946, restricted cash of $2,118,019, and accounts receivable of $1,254,338 compared to unrestricted cash of $11,605,531, restricted cash of $3,153,840, and accounts receivable of $1,979,058 as of June 30, 2007. $2.1 million of the December 31, 2007 balance of restricted cash is security for the Company’s subsidiaries’ loan purchase and sale agreements with the Bank which fluctuates with the volume of the loans originated. Accounts receivable are related to business activity generated by our Embark subsidiary.

The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s uninsured cash balances were $36,819,328 and $13,506,587, respectively for the six months ended December 31, 2007 and year ended June 30, 2007.

STUDENT LOAN RECEIVABLES As of December 31, 2007 the Company had a balance of private student loans receivables (net of reserves) of $77,011,431 compared to $5,441,174 as of June 30, 2007. The amount on the Company’s balance sheet increased as a result of the increased loan volume during the months of July through December, reduced by the sale of approximately $32.8 million of loans into the Company’s securitization transaction.

At December 31, 2007, the Company had a balance of $21,181,327 of federal student loan receivables compared to $7,394,702 at June 30, 2007. The Company launched its federal student loan program in fiscal 2007.

FIXED ASSETS At December 31, 2007 the Company had $1,741,711 of net fixed assets compared to $1,552,886 at June 30, 2007. The increase is mainly due to additional technology spending at the Company’s Embark subsidiary.

OTHER ASSETS At December 31, 2007, the Company had $15,271,806 in other assets compared to $11,873,066 at June 30, 2007. Other assets primarily include security deposits, intangibles, goodwill and deferred financing fees. Security deposits were $1,004,676 at December 31, 2007 associated with the Company’s leases for office space and loan servicing contracts. The intangible assets and goodwill total $8,265,184 at December 31, 2007 and are mainly related to the TPR transaction (described in Note 5 to the Condensed Consolidated Financial Statements). The deferred financing fees total $3,360,726 at December 31, 2007.

LIABILITIES Total liabilities were $130,769,292 at December 31, 2007 compared to $21,458,959 at June 30, 2007. The increase is primarily due to additional borrowing on the MLBU line for funding of loan originations. Client deposits and deferred contract revenues were $8,682,879 related to prepaid annual school contracts and application fees collected on behalf of client schools generated by our Embark subsidiary. As of December 31, 2007, the Company had $2,143,460 in accounts payable and $1,892,632 in accrued expenses, compared to $3,835,193 and $457,578, respectively as of June 30, 2007.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Contractual Obligations

	Total	Current	1-3 years	3-5 years
Long Term Debt	$0	$0	$0	$0
Capital Lease Obligations	$3.4 million	$0.7 million	$1.3 million	$1.4 million
Operating Leases	$11.3 million	$2.3 million	$4.6 million	$4.4 million
Unconditional Purchase Obligations	$0	$0	$0	$0
Other Long-Term Obligations	$11.2 million	$0	$11.2 million	$0
Total Contractual Cash Obligations	$25.9 million	$3.0 million	$17.1 million	$3.8 million

The Company leases office equipment and corporate space under leases with terms between one and seven years. The capital lease obligations are related to Embark's leasing of fixed assets. Monthly payments under the current operating leases range from $200 to $142,375; the monthly rent on the Company’s headquarters increases to $150,750 after the first three years. The Company is required to pay its pro rata share of costs related to certain of the leased facilities. The Other Long-Term Obligations includes the Senior Secured Notes detailed in Note 12 - Senior Secured Notes, which has a three-year term.

Commercial Commitments

	Total	Current	1-3 years	3-5years
Lines of Credit	$100.0 million	$100.0 million	$0	$0
Standby Letters of Credit	$0	$0	$0	$0
Guarantees	$0	$0	$0	$0
Standby Repurchase Obligations	$0	$0	$0	$0
Other Commercial Commitments	$1.0 million	$1.0 million	$0	$0
Total Commercial Commitments	$101.0 million	$101.0 million	$0	$0

The Company has a renewable $125 million credit facility with MLBU, terms of which are described in the Notes to the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q. The Company had an outstanding balance of $94,238,750 on its credit facility with MLBU at December 31, 2007 and $11,711,393 at June 30, 2007. The Company has a $200 million credit facility with DZ Bank AG’s conduit, Autobahn Funding Company LLC, (“DZ Bank”), terms of which are described in the Notes to the Condensed Consolidated Financial Statements, included in this quarterly report on Form 10-Q. The Company had an outstanding balance of $5,753,977 with DZ Bank at December 31, 2007. The Company had an outstanding balance on its credit facility with Nomura of $18,732,264 at June 30, 2006. During fiscal 2007 the Company paid off the Nomura credit facility. The Company’s subsidiaries have loan purchase and sale agreements with Doral Bank and at December 31, 2007, the Company had total commitments to Doral Bank of $1,019,917 compared to $1,398,529 at June 30, 2007.

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

Note on Forward-Looking Statements

Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, our current business plan, business and investment strategy and portfolio management. These forward-looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Risks Related to Cash and Cash Equivalents

We have market risk exposure related to changes in interest rates applicable to our cash and cash equivalents. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. As December 31, 2007, cash and cash equivalents consisted primarily of highest-rated money market funds investing in government and implicitly government backed securities, bank demand deposits which are immediately available and certificates of deposit of up to 7-days maturity. As a result, we do not believe a change in interest rates would have a material impact on the fair value of cash and cash equivalents.

Risks Related to Student Loans held for Sale

We also have market risk exposure to our student loans held for sale. Our loans held for sale at December 31, 2007, consisted of $79.0 million of private student loans and $21.2 million of federal student loans. Our loans held for sale are recorded at lower of cost or market. Since all of our student loans are floating rate and are financed using floating rate liabilities, we do not believe that a change in interest rates would materially impact the value of the loans. The value of the loans is primarily sensitive to credit spreads associated with the cost of financing such loans, whether on a short term basis or long term through securitization.

Risks Related to Residual Interests in Securitization

Because there are no quoted market prices for our Residual Interests, we use discounted cash flow modeling techniques and various assumptions to estimate their values. We base these estimates on the individual terms of the loans, borrower and co-borrower credit characteristics, the federal cohort default rate as reported by the U.S. Department of Education for the institution attended, the borrower’s programs of study, industry data regarding the performance of other private student loans, the terms of the Securitization and the expected cost of funds. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auctions rates, as well as decreases in default recovery rates, would have a negative effect on the value of our residuals. For an analysis of the estimated change in residual receivables balance at December 31, 2007 based on changes in these loan performance assumptions, see Note 16 in the Notes to the condensed consolidated financial statements contained in this quarterly report on Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this quarterly report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CollegeNet Litigation

Related to the Company’s transaction with The Princeton Review (“TPR”), the Company assumed all costs, expenses, and judgments arising out of the CollegeNET litigation that relate to the operation of the purchased assets on or after February 16, 2007.

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

The next day, August 3, 2005, CollegeNET again filed suit against TPR alleging infringement of the same ‘042 Patent that was the subject of the earlier action. On November 21, 2005, CollegeNET filed an amended complaint, which added a second patent (U.S. Patent No. 6,910,045 - the ‘045 Patent) to the lawsuit.  TPR was served with the amended complaint on November 22, 2005, and filed its answer and counterclaims on January 13, 2006, which was later amended February 24, 2006. On March 20, 2006 CollegeNet filed its reply to TPR’s counterclaims. CollegeNET sought injunctive relief and unspecified monetary damages.

TPR filed a request with the United States Patent and Trademark Office (“PTO”) for ex parte reexamination of CollegeNET’s ‘042 Patent on September 1, 2005. TPR filed another request with the PTO for ex parte reexamination of CollegeNET’s ‘045 Patent on December 12, 2005. The PTO granted TPR’s requests and ordered reexamination of all claims of the CollegeNET ‘042 patent on October 31, 2005 and ordered reexamination of all claims of the CollegeNET ‘045 Patent on January 27, 2006.

On March 29, 2006, the court granted TPR’s motion to stay all proceedings in the lawsuit pending completion of the PTO’s reexaminations of the CollegeNET patents. On November 9, 2006, the PTO issued a Non-Final Office Action rejecting all 44 claims of the ‘042 Patent. On January 9, 2007, CollegeNET filed a response to the Non-Final Office Action with the PTO.

On July 20, 2007, the PTO issued a “Notice of Intent to Issue Ex Parte Reexamination Certificate” in the reexamination of the ‘042 patent, indicating that the PTO had confirmed the validity of claims 1-31 as originally issued, allowed new claims 45-53, and allowed the other claims with certain amendments. The PTO’s July 20th decision to allow claims 1-31 of the ‘042 patent as originally issued is in conflict with a jury verdict rendered on October 5, 2006 in the case of CollegeNET v. XAP Corporation (Civil Action No. 03-129-BR), which found that claims 16, 18-22, 28, 32, 33, 36 and 38 of the ‘042 patent are invalid. As of February 1, 2008, the Company had not been informed that a final judgment had been entered in the CollegeNET v. XAP Corporation lawsuit.

On October 3, 2007, the court lifted the stay of proceedings in the TPR litigation and directed the parties to address various discovery issues. A further status conference was held on October 16, 2007, and an additional conference was scheduled for November 16, 2007.  The Company was informed that it might be subpoenaed by one or more of the parties to provide certain documents or information in the lawsuit.  However, no subpoena was ever served.

On December 14, 2007, an Order of Dismissal was issued by the court indicating that the TPR litigation had been settled. On January 11, 2008, CollegeNET and TPR filed a Stipulated Dismissal of Claims and Counterclaims With Prejudice, which gave notice to the court that the parties had agreed to a stipulated dismissal with prejudice pursuant to the terms and conditions of a Confidential Settlement Agreement. The Company understands that the terms of the settlement between CollegeNET and TPR are confidential, and therefore the Company has not been informed of those settlement terms.

Although the Company was not named as a party during the pendency of the TPR litigation, the Company understands that the lawsuit may have related at least in part to the business of its subsidiary, Embark Corp.  It is possible that CollegeNET will bring a separate action against the Company and/or Embark.  The Company continues to believe that it will have meritorious defenses to the CollegeNET claims if eventually brought against the Company and intends to vigorously defend itself, if necessary.

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

The Company has accumulated net operating loss deficits of $103.5 million through December 31, 2007. The fourth quarter of the 2007 fiscal year, in which the Company had net income of $0.8 million, was our first profitable quarter due to the Securitization. There can be no assurance that we will generate net income for our stockholders on a consistent basis.

We expect to generate a significant portion of our income from gains on the sale of our student loans to Securitizations; our financial results and future growth would be adversely affected if we are unable to securitize.

Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities backed by those loans. The Company completed its first Securitization in June 2007, in which it recognized a gain of $16.2 million from the sale of $137.8 million of private student loans to a trust established by the Company; in September 2007, the Company sold $32.4 million of additional private student loans to the trust and recorded a gain of $4.1 million; in November 2007, the Company sold $0.38 million of additional private student loans to the trust without gain. It is our intent to continue to securitize our student loans from time to time as sufficient volumes of loans are originated to efficiently execute such transactions. The amount of gain we will recognize from these Securitizations will be affected by the timing, size and structure of the securitization transactions, as well as the composition of the loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funds. Because we expect the gain on sale of student loans to Securitizations to comprise a significant portion of future income, the size and timing of such transactions will greatly affect our quarterly results. Until such time as we originate sufficient volume to efficiently securitize loans every quarter, our income will vary significantly from one quarter to the next depending upon whether a Securitization is executed in a given quarter or not.

A number of factors could make Securitization more difficult, more expensive or unavailable, including, but not limited to, financial results and losses, changes within our organization, specific events that have an adverse impact on our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that have an adverse impact on the financial services industry, counter-party availability, changes affecting our assets, our corporate and regulatory structure, interest rate fluctuations, ratings agencies’ actions, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. We are dependent on the securitization markets for the long-term financing of our student loans. If this market continues to experience difficulties or if our asset quality were to deteriorate, we may be unable to securitize our student loans or to do so on favorable terms, including pricing. If we were unable to securitize our student loans on favorable terms, we would seek alternative funding sources to fund increases in student loans and meet our other liquidity needs. These may include selling the loans to other financial institutions or holding the loans on warehouse lines to term. If we were unable to find cost-effective and stable funding alternatives, our funding capabilities and liquidity would be negatively impacted and our cost of funds could increase, adversely affecting our results of operations, and our ability to grow would be limited.

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

The uncertainty and volatility of the credit markets may have a significant impact on the revenues derived from our securitization transactions, or may prevent us from accessing the securitization market at all. The Securitization of our loan portfolios rely heavily on key assumptions, such as credit spreads and expected defaults. If credit spreads continue to widen and the defaults of borrowers under our existing loan portfolios increase, the revenues generated by our loan portfolios may be significantly reduced, and accordingly, we may be unable to continue to recover the same level of residual interest from our securitization trusts which we achieved in the past under more favorable market conditions. If we are unable to securitize, we will not be able to recognize a gain-on-sale on the loans we have originated, and consequently our net income will be lower.

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

The market for higher education finance is highly competitive, and if we are not able to compete effectively, our revenue and results of operations may be adversely affected. The student  loan origination market has a large number of competitors and is dominated by a number of large institutions, including Sallie Mae, Wells Fargo, Bank of America, JP Morgan Chase and Citibank. Most of our competitors have, among other competitive advantages, greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships than we have. Larger competitors with greater financial resources may be better able to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of transactions, procure capital at a lower cost, fund internal growth and compete for market share generally. As to our alternative financing products and services where we hope to establish a niche, third parties may enter these markets and compete against us. If third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability or eliminate profitability altogether.

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

As of February 14, 2008, our directors and executive officers beneficially owned approximately 23.9% of the outstanding voting shares and our two largest stockholders owned an additional 26.1% of our outstanding voting shares. As a result, these stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the 2007 annual meeting of our stockholders held on November 19, 2007, stockholders considered and voted upon a proposal to elect eight directors (identified in the table below) to serve until the next annual meeting of stockholders and until such directors’ successors are duly elected and qualified (the “Proposal”). The following table sets forth the number of votes in favor, the number of votes opposed, the number of votes withheld and broker non-votes with respect to the Proposal:

	Votes in Favor	Votes Opposed	Withheld	Broker Non-Votes

Edwin J. McGuinn, Jr.	24,624,684	—	7,824	—

Raza Khan	24,627,680	—	4,828	—

Vishal Garg	23,237,680	—	1,394,828	—

Andrew Mathieson	23,237,680	—	1,394,828	—

Richmond T. Fisher	23,237,780	—	1,394,728	—

Michael M. Brown	23,237,680	—	1,394,828	—

Sunil Dhaliwal	23,237,680	—	1,394,828	—

C. David Bushley	24,627,680	—	4,828	—

Item 5.  Other Information.

None.

Item 6.  Exhibits.

	10.1
Securities Purchase Agreement, dated as of October 19, 2007, by and among the Company and certain investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on October 22, 2007 and incorporated herein by reference).

	10.2	Form of Note (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on October 22, 2007 and incorporated herein by reference).
	10.3	Form of Guaranty (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on October 22, 2007 and incorporated herein by reference).
	10.4
Assignment Agreement, dated as October 19, 2007, by and among MRU ABS LLC and the parties named therein (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on October 22, 2007 and incorporated herein by reference).

	10.5
Account Control Agreement, dated as of October 19, 2007, by and among the Company, the Collateral Agent and the Bank of New York Trust Company, N.A. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on October 22, 2007 and incorporated herein by reference).

	10.6
Pledge and Security Agreement, dated as of October 19, 2007, by and among the Company and the parties named therein (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on October 22, 2007 and incorporated herein by reference).

	10.7
Registration Rights Agreement, dated as of November 2, 2007, by and among the Company and the parties named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on November 6, 2007 and incorporated herein by reference).

*	10.8	Amended and Restated Master Loan Agreement, dated as of February 1, 2007, by and between Merrill Lynch Bank USA and MRU Funding SPV Inc.
*	10.9	Amendment No. 6 to Master Loan Agreement, dated as of December 21, 2007, by and between Merrill Lynch Bank USA and MRU Funding SPV Inc.
*	10.10
Amended and Restated Receivables Loan and Security Agreement, dated as of November 9, 2007, by and among Education Empowerment SPV, LLC, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main and Lyon Financial Services, Inc.

*	10.11	Loan Program Agreement, dated as of February 28, 2006, by and between Doral Bank FSB and MRU Originations, Inc.
*	10.12	Loan Sale Agreement, dated as of February 28, 2006, by and between Doral Bank FSB and Achiever Fund I LLC.
*	10.13	Form of Incentive Stock Option Award Agreement.
*	10.14	Form of Non-Incentive Stock Option Award Agreement.
*	10.15	Form of Restricted Stock Award Agreement.

*	10.16	Form of Restricted Stock Unit Agreement.
*	31.1	Certification of Edwin J. McGuinn, Jr., Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Vishal Garg, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Edwin J. McGuinn, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Vishal Garg, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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