Form 10QSB/A
period 2006-03-31
MRU HOLDINGS INC
filed 2008-05-15
CIK 1145202

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

Yes     ☐ No     ☒

EXPLANATORY NOTE

MRU Holdings, Inc. (“MRU” or the “Company”) timely filed its quarterly report on Form 10-QSB for the quarter ended March 31, 2006 (the “Quarterly Report”) with the Securities and Exchange Commission on May 15, 2006.

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

The impact of this restatement on the condensed consolidated balance sheet as at March 31, 2006 is an increase of $3,715,300 in deferred financing fees, net of amortization; an increase of $6,079,582 in additional paid-in capital; and an increase of $2,364,282 in the accumulated deficit of the Company. With respect to the consolidated statement of operations for the quarter ended March 31, 2006, the restatement has the effect of increasing depreciation and amortization by $506,632, from $116,576 to $623,208. The Company’s net loss applicable to common shares for the quarter ended March 31, 2006 has increased $506,632 from $(3,582,938) to $(4,089,570). Net loss per basic and diluted shares for the quarter ended March 31, 2006 has increased $0.03 from $(0.23) to $(0.26).

As a result of the decision to restate the Company’s financial statements for the fiscal years ended June 30, 2005 and 2006, management of the Company concluded on September 26, 2007 that the previously filed financial statements as of and for the fiscal years ended June 30, 2005 and 2006, and any related reports of the Company’s independent registered public accounting firm for such periods, should no longer be relied upon. The Company filed a Form 10-KSB/A for each of the fiscal years ended June 30, 2005 and 2006 to change the valuation of the warrants in the consolidated balance sheets and statements of operations for such fiscal years. The restatements do not affect the total net change in cash and cash equivalents for the fiscal years ended June 30, 2005 and 2006. The Company has also made a decision to file a Form 10-QSB/A for each of the quarterly periods ended March 31, 2006 and 2007 to change the valuation of the warrants in the condensed consolidated balance sheets and statements of operations for such quarterly periods. The restatements do not affect the total net change in cash and cash equivalents for the quarterly periods ended March 31, 2006 and 2007.

The Audit Committee and the Company’s management have discussed the matters disclosed in this explanatory note with the Company’s independent registered public accounting firm, Bagell, Josephs, Levine & Company, L.L.C.

i

This Amendment No. 2 to the Quarterly Report is being filed for the purpose of amending Items 1, 2 and 3 of Part I of the Quarterly Report. Additionally, pursuant to the rules of the SEC, Part II of the Quarterly Report has been amended to contain currently dated certifications of the Company’s chief executive officer and chief financial officer. As required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our chief executive officer and chief financial officer are attached to this Amendment No. 2 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above and certain other conforming changes in Item 1 of Part I Notes to the Condensed Consolidated Financial Statements and Item 2 of Part I of the Quarterly Report for consistency with Item 1 of Part I of the Quarterly Report, no other amendments are being made to the Quarterly Report. All other Items of the original filing on Form 10-QSB and Amendment No. 1 on Form 10-QSB/A for the quarterly period ended March 31, 2006 which were filed on May 15, 2006 and February 12, 2007, respectively, are unaffected by this Amendment No. 2 and such Items have not been included in this Amendment No.2. This Amendment No. 2 does not reflect events occurring after the March 31, 2006 date of the Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below. This Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the original filing of the Quarterly Report, as information in such filings may update or supersede certain information contained in this Amendment No. 2.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(RESTATED)
MARCH 31, 2006

ASSETS
2006
(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$20,683,781
Restricted cash	2,170,848
Accounts receivable	4,166
Private student loans receivable, held for sale, lower of cost or market	24,061,241
Prepaid expenses and other current assets	435,518
Total Current Assets	47,355,554

Fixed assets, net of depreciation	393,442

OTHER ASSETS:
Intangible assets, net of amortization	111,330
Security deposits	51,270
Deferred financing fees, net of amortization	4,060,246
Total Other Assets	4,222,846

TOTAL ASSETS	$51,971,842

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$524,157
Accrued expenses	352,993
Notes Payable - Doral Bank FSB NY	331,548
Notes Payable - Merrill Lynch	3,885,918
Subscriptions, Series B Convertible Preferred Stock	25,090,365
Accrued payroll	73,164
Total Current Liabilities	30,258,145

LONG-TERM LIABILITIES:
Notes Payable - Nomura Credit and Capital	18,981,996
Deferred origination fee revenue	815,194
Total Long-term Liabilities	19,797,190

Total Liabilities	50,055,335

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value; 200,000,000 shares authorized,
17,309,753 issued and outstanding	17,311
Preferred Stock, Series B, $.001 par value; 25,000,000 shares authorized and
-0- shares issued and outstanding	-
Additional paid-in capital	6,184,965
Additional paid-in capital - options	5,156,537
Additional paid-in capital - Series A beneficial conversion feature	6,334,174
Additional paid-in capital - warrants	13,461,650
Accumulated deficit	(29,238,130)
Total Stockholders' Equity (Deficit)	1,916,507

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$51,971,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(RESTATED)
FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Nine Months Ended		Three Months Ended
	March 31	March 31	March 31	March 31
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
OPERATING REVENUE:
Referral income - consolidation loans	$-	$5,040	$-	$5,040
Referral income - private student loans	996	7,416	400	171
Private student loan portfolio interest income	571,057	-	326,637	-
Origination fee revenue - private student loans	4,221	-	2,725	-
Late payment fee revenue	235	-	235	-
License income	20,172	-	5,769	-
Total Operating Revenue	596,681	12,456	335,766	5,211

COST OF REVENUES
Referral marketing costs - consolidation loans	-	-	-	-
Referral marketing costs - private student loans	185,343	-	76,388	-
Facility interest and origination bank costs	555,281	-	332,691	-
Consulting and web hosting	42,525	-	14,450	-
Servicing and custodial costs	45,162	-	23,025	-
Total Cost of Revenues	828,311	-	446,554	-

GROSS PROFIT/(LOSS)	(231,630)	12,456	(110,788)	5,211

OPERATING EXPENSES
Corporate, general, and administrative expenses	7,941,798	1,750,045	1,214,764	930,263
Sales and marketing expenses	3,118,046	847,768	1,171,770	626,641
Operations expenses	2,416,072	973,943	792,755	923,886
Legal expenses	260,067	850,652	76,693	285,759
Depreciation and amortization	1,758,702	25,130	623,208	12,440
Total Operating Expenses	15,494,685	4,447,538	3,879,190	2,778,989

NET (LOSS) BEFORE OTHER INCOME/(LOSS)	(15,726,315)	(4,435,082)	(3,989,978)	(2,773,778)

OTHER INCOME (LOSS)
Interest income	195,304	59,983	134,059	47,397
Interest expense	(21,881)	(89,914)	(21,043)	(67,781)
Other income (expense)	30,868	(2,392)	10,832	(1,900)
Total Other Income (Loss)	204,291	(32,323)	123,848	(22,284)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(15,522,024)	(4,467,405)	(3,866,130)	(2,796,062)
Provision for income taxes	-	-	-	-

NET (LOSS)	(15,522,024)	(4,467,405)	(3,866,130)	(2,796,062)

LESS PREFERRED STOCK DIVIDEND	(749,137)	(6,175,000)	(223,440)	(6,175,000)

LOSS APPLICABLE TO COMMON SHARES	$(16,271,161)	$(10,642,405)	$(4,089,570)	$(8,971,062)

NET LOSS PER BASIC AND DILUTED SHARES	$(1.13)	$(0.80)	$(0.26)	$(0.66)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	14,388,268	13,385,763	15,481,857	13,586,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRU HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(15,522,024)	$(4,467,405)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,758,702	25,130
Increase in stock options outstanding	5,156,537	--
(Increase) in tax provision valuation stock options outstanding	(1,753,223)	--
Changes in assets and liabilities
(Increase) decrease in accounts receivable	16,080	(20,246)
(Increase) in restricted cash	(2,170,848)
Decrease in collateral deposit - student loans	250,000	--
(Increase) in prepaid expenses and other current assets	(301,978)	(246,581)
Decrease in deposits	392,963	--
(Increase) in student loans receivable	(23,902,762)	--
(Increase) decrease in security deposits	(51,270)	88,975
Increase in accounts payable and accrued expenses	460,445	446,162
(Decrease) in accrued payroll	(152,480)	--
Increase in deferred origination fee revenue	807,806	--

Total adjustments	(19,490,028)	293,440

Net cash (used in) operating activities	(35,012,052)	(4,173,965)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(375,131)	(158,423)

Net cash (used in) investing activities	(375,131)	(158,423)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in notes payable - Nomura Credit and Capital credit facility	18,981,996	--
Increase in notes payable - Merrill Lynch credit facility	3,885,918	--
(Increase) in deferred financing fees	(262,500)	--
Increase in stock subscriptions, Series B convertible preferred	25,090,365	--
Proceeds from conversion of warrants	516,146	80,000
Costs associated with Series B convertible preferred subscriptions	(788,706)	--
Proceeds from sale of stock and equity - net of expenses	--	13,026,837
Increase in deferred tax due to stock options outstanding	1,753,223	--
Net cash provided by financing activities	49,176,442	13,106,837

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,789,259	8,774,449

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,894,522	475,421

CASH AND CASH EQUIVALENTS - END OF PERIOD	$20,683,781	$9,249,870

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$21,881	$89,914

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Issuance of common stock for conversion of bridge loan	$--	$750,000
Issuance of preferred stock in conversion of dividends payable	$522,381	$--
Preferred stock converted to common shares	$3,250	$--
Accrued Series A and B stock dividends	$749,137	$6,175,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared by MRU Holdings, Inc. and Subsidiaries (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2005 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The results for the nine months ended March 31, 2006 may not be indicative of the results for the entire year.

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

Advertising

The Company expenses the costs associated with sales and marketing expenses as incurred. Sales and marketing expenses, included in the statements of operations for the nine months ended March 31, 2006 and 2005, were $3,118,046 and $847,768 respectively.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended March 31, 2006 and 2005:

	March 31,	March 31,
	2006	2005
	(Restated)	(Restated)

Net profit (loss) Applicable to Common Shares	$(16,271,161)	$(10,642,405)

Weighted-average common stock
Outstanding (Basic)	14,388,268	13,385,763

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common stock
outstanding (Diluted)	14,388,268	13,385,763

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
(Restated)

Cash	$20,683,781
Restricted Cash	2,170,848
Accounts Receivable	4,166
Accounts Payable	524,157
Notes Payable - Doral Bank	331,548
Notes Payable - Nomura	18,981,996
Notes Payable - Merrill Lynch	3,885,918

Fair values approximate carrying values because of the short time until realization.

Assets with fair values exceeding carrying amounts:

	March 31, 2006 (Restated)
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

March 31, 2006 (Restated)
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

	March 31, 2006	March 31, 2005
	(Restated)	(Restated)

Deferred tax assets	$6,161,903	$1,532,851
Less: valuation allowance	(6,161,903)	(1,532,851)

Totals	$-	$-

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

The following table summarizes the stock option activity for the 2004 OIP for the nine months ended March 31, 2006 and 2005:

	2006 (Restated)	2005 (Restated)
Options outstanding at beginning of period	1,500,000	0
Options granted	2,636,999	1,500,000
Options exercised	(75,000)	0
Options forfeited, expired, or cancelled	0	0
Options outstanding at period end	4,061,999	1,500,000
Exercisable options at period end	2,276,405	616,667

The following table summarizes the stock option activity for the 2005 Consultant NQO Plan for the nine months ended March 31, 2006:

Options outstanding at beginning of period	0
Options granted	183,500
Options exercised	0
Options forfeited, expired, or cancelled	0
Options outstanding at period end	183,500
Exercisable options at period end	144,958

The following table summarizes information about the stock options outstanding for the 2004 OIP at March 31, 2006:

Exercise Price Range	Number Outstanding	Remaining Life	Weighted Avg. Number Exercisable	Weighted Average Exer. Price

$0.01-$1.00	600,000	8.28	600,000	$1.00
$1.01-$2.00	570,000	8.52	512,498	$1.61
$2.01-$3.00	543,250	9.18	235,915	$2.95
$3.01-$4.00	2,135,249	9.50	845,075	$3.22
$4.01-$7.00	213,500	9.79	82,917	$4.56

TOTAL	4,061,999		2,276,405	$2.29

The following table summarizes information about the stock options outstanding for the 2005 Consultant NQO Plan at March 31, 2006:

Exercise Price Range	Number Outstanding	Remain. Life	Weighted Avg. Number Exercisable	Weighted Average Exer. Price

$0.01-$1.00	0	0.00	0	$0.00
$1.01-$2.00	25,000	8.33	8,333	$2.00
$2.01-$3.00	0	0.00	0	$0.00
$3.01-$4.00	58,500	9.16	36,625	$3.47
$4.01-$7.00	100,000	9.05	100,000	$4.65

TOTAL	183,500		144,958	$4.20

Warrants

At March 31, 2006 and 2005 there were 15,822,730 and 11,436,656 warrants outstanding, respectively.

For the nine months ended March 31, 2006, there were 69,087 warrants exercised at $2.00, 10,050 warrants exercised at $1.60, 6,000 warrants exercised at $0.99, and 37,021 warrants exercised at $0.50.

The Company has the following warrants outstanding for the purchase of its common stock:

Exercise Price	Expiration Date	March 31, 2006 (Restated)

$0.02	April 2009	89,950
$0.99	September 2006	69,800
$0.99	December 2006	818,646
$0.99	December 2007	530,603
$0.99	December 2008	530,607
$0.99	April 2009	22,740
$1.60	July 2007	100,000
$1.60	July 2009	397,850
$2.00	July 2007	451,133
$3.50	February 2015	7,999,449
$3.50	February 2010	227,500
$3.80	February 2016	1,482,751
$3.80	December 2010	159,000
$3.80	February 2011	2,480,264
$3.80	December 2016	412,437
$4.00	April 2010	50,000

TOTAL		15,822,730

Exercisable warrants		13,955,848
Weighted average exercise price		$2.83

NOTE 8 -	CREDIT LINE WITH UNIVERSAL FINANZ HOLDING AG

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

The following is a schedule by years of future minimum rental payments required under the operating leases which have an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2005:

For the Twelve Months Ending December 31,	(Restated)
2006	$557,721
2007	454,470
2008	382,319
2009	159,299
$1,553,809

NOTE 14 -	SUBSEQUENT EVENTS

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

The Company is restating the condensed consolidated balance sheet as of March 31, 2006, and the condensed consolidated statements of operations and cash flows for the quarter ended March 31, 2006.

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

Financial Accounting Standards no. 123R - Share Based Payments , requires, with respect to share based transactions with other than employees, that the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

As a result of a review by management of the data considered in deriving the value of the warrants issued to Nomura, management has determined that a restatement is required to appropriately reflect the value of the warrants.

The impact on the condensed consolidated balance sheet as of March 31, 2006 is as follows:

•	Deferred financing fees, net of amortization, has been increased $3,715,300 from $344,946 to $4,060,246.
•	Additional paid-in capital-warrants has been increased $6,079,582, from $7,382,068 to $13,461,650.
•	Accumulated deficit has been increased $(2,364,282) from $(26,873,848) to $(29,238,130).

The impact on the condensed consolidated statement of operations for the quarter ended March 31, 2006 is as follows:

•	Depreciation and amortization has been increased by $506,632, from $116,576 to $623,208.
•	Loss applicable to common shares has increased $(506,632), from $(3,582,938) to $(4,089,570).
•	Net Loss per basic and diluted shares has increased $(0.03) from $(0.23) to $(0.26).

Net loss, and depreciation and amortization as reported in the condensed consolidated statement of cash flows for the quarter ended March 31, 2006 have been restated as described above.

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

OPERATING EXPENSES AND NET LOSS. For the nine months ended March 31, 2006, our total operating expenses were $15,494,685, compared to $4,447,538 for the nine month period ended March 31, 2005. The majority of the expenses for the nine months ended March 31, 2006 were for corporate general and administration expenses of $7,941,798 (of which $4,901,169 were stock-based compensation for corporate, general, and administrative staff and officers and directors of the Company), origination operating expenses of $2,416,072, advertising expenses of $1,506,107, and marketing general and administration expenses of $1,611,939. The majority of the expenses for the nine months ended March 31, 2005 were for corporate general and administration expenses of $1,750,045, origination operations expenses of $973,943, sales and marketing expenses of $847,768, and legal expenses of $850,652.

For the nine month period ended March 31, 2006, our loss from operations was $15,726,315 compared to $4,435,082 for the nine months ended March 31, 2005.

For the nine month period ended March 31, 2006, the Company had interest income of $195,304, interest expense of $21,881, and non-operating gains of $30,868, making our net loss before incomes taxes $15,522,024. This is compared to the nine month period ended March 31, 2005, when the Company had interest income of $59,983, interest expense of $89,914, and non-operating losses of $2,392, which made our net loss before income taxes $4,467,405.

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

OPERATING EXPENSES AND NET LOSS. For the three months ended March 31, 2006, our total operating expenses were $3,879,190, compared to $2,778,989 for the three month period ended March 31, 2005. The majority of the expenses for the three months ended March 31, 2006 were for corporate general and administration expenses of $1,214,764, origination operating expenses of $792,755, advertising expenses of $633,551, and marketing general and administration expenses of $538,219. The majority of the expenses for the three months ended March 31, 2005 were for corporate general and administration expenses of $930,263, origination set-up expenses of $923,886, marketing general and administration costs of $588,396, and advertising expenses of $38,245.

For the three month period ended March 31, 2006, our loss from operations was $3,989,978, compared to $2,773,778 for the three months ended March 31, 2005.

For the three month period ended March 31, 2006, the Company had interest income of $134,059, interest expense of $21,043, and non-operating gains of $10,832, making our net loss before incomes taxes $3,866,130. This is compared to the three month period ended March 31, 2005, when the Company had interest income of $47,397, interest expense of $67,781, and non-operating losses of $1,900, which made our net loss before income taxes $2,796,062.

LIQUIDITY AND CAPITAL RESOURCES. The Company had cash and cash equivalents of $20,683,781, restricted cash of $2,170,848 and trade accounts receivable of $4,166 as of March 31, 2006. Our total current assets were $47,355,554 as of March 31, 2006. We also had $393,442 in net property and equipment, $111,330 in net intangible assets, $4,060,246 in deferred financing fees, and $51,270 in security deposits, making our total other assets $4,222,846 as of March 31, 2006. Our total current liabilities were $30,258,145 as of March 31, 2006. We had $25,090,365 in Series B Convertible Preferred Stock subscriptions, $524,157 in accounts payable, $352,993 in accrued expenses, and $73,164 in accrued payroll.

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

MRU HOLDINGS, INC.

Date: May 15, 2008	/s/ Edwin J. McGuinn, Jr.
Edwin J. McGuinn, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	/s/ Vishal Garg
Vishal Garg
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT LIST

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.