Form 10QSB/A
period 2007-03-31
MRU HOLDINGS INC
filed 2008-05-15
CIK 1145202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB/A
(Amendment #1)

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

Yes       ☐   No        ☒

EXPLANATORY NOTE

MRU Holdings, Inc. (“MRU” or the “Company”) timely filed its quarterly report on Form 10-QSB for the quarter ended March 31, 2007 (the “Quarterly Report”) with the Securities and Exchange Commission on May 15, 2007.

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

The impact of this restatement on the consolidated balance sheet as at March 31, 2007 is an increase of $1,688,773 in deferred financing fees, net of amortization; an increase of $6,079,582 in additional paid-in capital; and an increase of $4,390,809 in the accumulated deficit of the Company. With respect to the consolidated statement of operations for the quarter ended March 31, 2007, the restatement has the effect of increasing depreciation and amortization by $506,632, from $452,557 to $959,189. The Company’s net loss applicable to common shares for the quarter ended March 31, 2007 has increased $506,632 from $(9,101,579) to $(9,608,211). Net loss per basic and diluted shares for the quarter ended March 31, 2007 has increased $0.03 from $(0.44) to $(0.47).

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
i

This Amendment No. 1 to the Quarterly Report is being filed for the purpose of amending Items 1, 2 and 3 of Part I of the Quarterly Report. Additionally, pursuant to the rules of the SEC, Part II of the Quarterly Report has been amended to contain currently dated certifications of the Company’s chief executive officer and chief financial officer. As required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our chief executive officer and chief financial officer are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above and certain other conforming changes to Item 2 of Part I of the Quarterly Report for consistency with Item 1 of Part I of the Quarterly Report, no other amendments are being made to the Quarterly Report. All other Items of the original filing on Form 10-QSB for the quarterly period ended March 31, 2007 filed on May 15, 2007 is unaffected by this Amendment No. 1 and such Items have not been included in this Amendment No.1. This Amendment No. 1 does not reflect events occurring after the March 31, 2007 date of the Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the original filing of the Quarterly Report, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

ii

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (RESTATED)
MARCH 31, 2007 AND MARCH 31, 2006 (UNAUDITED)

ASSETS

	2007	2006
	(Restated)	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$9,798,672	$20,683,781
Restricted cash	2,953,745	2,170,848
Accounts receivable	1,235,286	4,166
Private student loans receivable, held for sale, lower of cost or market	118,866,535	24,061,241
Valuation Reserve for private student loans receivable	(2,984,337)	0
Federally insured student loans receivable, held for sale, lower of cost or market	7,545,381	0
Prepaid expenses and other current assets	396,282	435,518

Total Current Assets	137,811,564	47,355,554

Fixed assets, net of depreciation	720,611	393,442

OTHER ASSETS:
Security deposits	31,484	51,270
Intangible assets, net of amortization	3,005,600	111,330
Investment in Achiever Fund I, LLC	1,500,000	0
Due from affiliates	679,206	0
Goodwill	8,928,859	0
Deferred financing fees, net of amortization	1,746,227	4,060,246

Total Other Assets	15,891,376	4,222,846

TOTAL ASSETS	$154,423,551	$51,971,842

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,049,558	$524,157
Accrued expenses	2,717,994	352,993
Accrued payroll	222,963	73,164
Client deposits	1,061,194	0
Deferred contract revenue	4,715,612	0
Notes payable - Doral Bank FSB NY	613,925	331,548
Notes payable - Merrill Lynch	97,130,890	3,885,918
Notes payable - Nomura Credit & Capital	17,554,634	0
Subscriptions, Series B Convertible Preferred Stock	0	25,090,365

Total Current Liabilities	126,066,770	30,258,145

LONG-TERM LIABILITIES:
Notes payable - Nomura Credit & Capital	0	18,981,996
Deferred origination fee revenue	4,256,898	815,194

Total Long-term Liabilities	4,256,898	19,797,190

Total Liabilities	130,323,668	50,055,335

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series B, $.001 par value; 25,000,000 shares authorized 7,631,580 and 0 shares issued and outstanding as of 3/31/2007 and 3/31/2006	7,632	0
Common Stock, $.001 par value; 200,000,000 shares authorized, 25,367,348 and 17,309,753 issued and outstanding as of 3/31/2007 and 3/31/2006	25,367	17,311
Additional paid-in capital	67,896,303	12,519,139
Additional paid-in capital - options	10,745,297	5,156,537
Additional paid-in capital - Series B beneficial conversion feature	11,644,747	0
Additional paid-in capital - warrants	15,453,701	13,461,650
Accumulated deficit	(81,673,164)	(29,238,130)

Total Stockholders' Equity (Deficit)	24,099,883	1,916,507

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$154,423,551	$51,971,842

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

OPERATING REVENUE:
Referral income - private student loans	63	996	0	400
Loan portfolio interest income - private student loans	5,121,659	571,057	2,240,433	326,637
Loan portfolio interest income - federal student loans	103,947	0	40,795	0
Origination fee revenue - private loans	77,721	4,221	32,189	2,725
Origination processing fees	352,743	0	110,761	0
Late payment fee revenue	2,476	235	1,164	235
License income	721,576	20,172	709,076	5,769

Total Operating Revenue	6,380,185	596,681	3,134,418	335,766

COST OF REVENUES
Referral marketing costs - private student loans	724,561	185,343	223,840	76,388
Facility interest and origination bank costs	4,086,027	555,281	1,737,891	332,691
Valuation reserve provision - private student loans	2,449,435	0	282,869	0
Consulting and hosting	80,024	42,525	57,524	14,450
Servicing and custodial costs	308,548	45,162	135,072	23,025

Total Cost of Revenues	7,648,595	828,311	2,437,196	446,554

GROSS PROFIT/(LOSS)	(1,268,410)	(231,630)	697,222	(110,788)

OPERATING EXPENSES
Corporate general and administrative expenses	7,121,894	7,756,248	3,372,810	1,093,673
Sales and marketing expenses	8,022,641	3,118,046	2,582,283	1,171,770
Operations expenses	3,737,587	1,807,220	1,245,610	612,284
Technology development	2,151,391	608,852	690,985	180,471
Legal expenses	859,847	260,067	397,066	76,693
Other operating expenses	583,832	185,550	365,874	121,091
Depreciation and amortization	4,034,886	1,758,702	959,189	623,208

Total Operating Expenses	26,512,078	15,494,685	9,613,817	3,879,190

OPERATING (LOSS)	(27,780,488)	(15,726,315)	(8,916,595)	(3,989,978)

OTHER INCOME/(EXPENSE)
Interest income	374,995	195,304	78,256	134,059
Interest expense	(7,337)	(21,881)	(4,157)	(21,043)
Other non-operating income/(expense)	11,335	30,868	10,264	10,832

Total Other Income	378,993	204,291	84,363	123,848

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(27,401,495)	(15,522,024)	(8,832,232)	(3,866,130)
Provision for income taxes	0	0	0	0

NET (LOSS)	(27,401,495)	(15,522,024)	(8,832,232)	(3,866,130)

LESS PREFERRED STOCK DIVIDEND	(2,092,611)	(749,137)	(775,977)	(223,440)

(LOSS) APPLICABLE TO COMMON SHARES	($29,494,106)	($16,271,161)	($9,608,209)	($4,089,570)

NET (LOSS) PER BASIC AND DILUTED SHARES	($1.60)	($1.13)	($0.47)	($0.26)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	18,401,072	14,388,268	20,657,597	15,481,857

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006
(UNAUDITED)

	2007	2006
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(27,401,496)	(15,522,024)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,034,885	1,758,702
Increase in stock options outstanding - options expense	3,296,338	5,156,537
(Decrease) in stock options outstanding - options exercise	(104,934)	–
(Increase) in tax provision valuation stock options outstanding	(1,120,755)	(1,753,223)
Increase in valuation reserve - private student loans	2,449,435	–
(Decrease) in valuation reserve - private student loans nonaccrual	(279,730)	–

Changes in assets and liabilities
Decrease/(Increase) in accounts receivable	(1,231,119)	16,080
Decrease/(Increase) in restricted cash	21,685	(2,170,848)
Decrease in collateral deposit - student loans	–	250,000
Decrease/(Increase) in prepaid expenses and other current assets	(7,805)	(301,978)
(Increase) in due from affiliates	(679,206)	–
Decrease/(Increase) in security deposits	(1,236)	341,693
(Increase) in private student loans receivable, held for sale	(79,443,701)	(23,902,762)
(Increase) in federal student loans receivable, held for sale	(7,545,381)	–
Increase in accounts payable and accrued expenses	2,232,856	460,445
Increase in accrued payroll	61,354	(152,480)
(Decrease) in deferred contract revenue	(548,352)	–
Increase in client deposits	1,061,194	–
Increase in deferred origination fee revenue	2,929,625	807,806

Total adjustments	(74,874,847)	(19,490,028)

Net cash (used in) operating activities	(102,276,343)	(35,012,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(423,313)	(375,131)
Acquisition of intangible assets	(6,320,143)	–
(Increase) in investment in Achiever Fund I LLC	(1,380,000)	–

Net cash (used in) investing activities	(8,123,456)	(375,131)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in advances - originating loan program agreements	77,823,018	–
(Decrease) due to repayments - originating loan program agreements	(77,971,009)	–
Increase in advances - Nomura Credit and Capital credit facility	730,923	18,981,996
(Decrease) due to repayments - Nomura Credit and Capital credit facility	(1,908,552)	–
Increase in advances - Merrill Lynch credit facility	83,660,336	3,885,918
(Decrease) due to repayments - Merrill Lynch credit facility	(4,393,006)	–
Proceeds from conversion of warrants and options	25,342,431	516,146
(Decrease) in paid-in capital for warrant conversions	(1,302,387)	–
Increase in deferred tax due to stock options outstanding	1,120,755	1,753,223
Increase in stock subscriptions, Series B convertible preferred	–	25,090,365
Costs associated with Series B convertible preferred subscriptions	–	(788,706)
Decrease/(Increase) in deferred financing fees	(803,542)	(262,500)

Net cash provided by financing activities	102,298,967	49,176,442

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,100,832)	13,789,259

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,899,504	6,894,522

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,798,672	$20,683,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$7,337	$89,914

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of preferred stock in conversion of dividends payable	$–	$522,381
Preferred stock converted into common shares	$–	$3,250
Accrued Series A and B stock dividends	$2,092,611	$749,137

The Company purchased certain assets assumed certain liabilities per the Asset
Purchase Agreement with The Princeton Review as follows:

Fair Value of Intangible Assets Acquired	$3,000,000	$–
Goodwill	$8,928,859	$–
Cash paid	($6,320,143)	$–
Liabilities Assumed	$5,608,716	$–

The accompanying notes are an integral part of these consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND MARCH 31, 2006 (UNAUDITED)

NOTE 1 -      ORGANIZATION AND BASIS OF PRESENTATION

The consolidated unaudited interim financial statements included herein have been prepared by MRU Holdings, Inc. and Subsidiaries (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2006 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The results for the nine months ended March 31, 2007 may not be indicative of the results for the entire year.

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

An analysis of the Company’s valuation reserve is presented in the following table for the three and nine month periods ended March 31, 2007:

	Three Months	Nine Months
	Ending 3/31/07	Ending 3/31/07
	(restated)	(restated)
Balance at beginning of period	$2,843,001	$814,631
Valuation reserve increase/(decrease)
Federally insured loans	0	0
Private student loans	282,869	2,449,435
Total valuation reserve change	282,869	2,449,435

Charge-offs, net of recoveries
Federally insured loans	0	0
Private student loans	(141,533)	(279,730)
Net charge-offs	(141,533)	(279,730)

Balance at end of period	$2,984,337	$2,984,337

Private student loan valuation reserve as a
percentage of the private student loans
receivable portfolio		2.51%

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2007 and 2006, the Company’s uninsured cash balances totaled $11,177,786 and $22,156,359, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended March 31, 2007 and March 31, 2006:

	March 31,	March 31,
	2007	2006
	(Restated)	(Restated)
Net (loss) Applicable to Common Shares	$(29,494,107)	$(16,271,161)

Weighted-average common stock
Outstanding (Basic)	18,401,072	14,388,268

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-
Weighted-average common stock
outstanding (Diluted)	18,401,072	14,388,268

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

Financial Instruments Disclosures of Fair Value

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Instruments, (FAS 107), requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

	March	March
	31, 2007	31, 2006
	(Restated)	(Restated)

Cash	$9,798,672	$20,683,781
Restricted cash	2,953,745	2,170,848
Accounts Receivable	1,235,286	4,166
Federal student loans, held for sale	7,545,381	0
Accounts Payable	2,049,558	524,157
Notes Payable - Doral Bank	613,925	331,548
Notes Payable - Merrill Lynch	97,130,890	3,885,918
Notes Payable - Nomura	17,554,634	18,981,996

Fair values approximate carrying values because of the short time until realization.

Assets with fair values exceeding carrying amounts

	March 31, 2007 (Restated)
	Carrying Value	Fair Value
Private student loans receivable, held for sale	$118,866,535	$130,198,491
Investment in Achiever Fund I, LLC	1,500,000	1,663,800

	March 31, 2006 (restated)
	Carrying Value	Fair Value
Private student loan receivable, held for sale	$24,061,241	$26,630,799

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

NOTE 4-       FIXED ASSETS

Fixed assets consist of the following at March 31, 2007 and 2006:

	2007	2006
	(Restated)	(Restated)
Computer network equipment	$1,108,098	$517,297
Furniture and fixtures	65,004	34,192
Leasehold improvements	5,884	5,884
	1,178,986	557,373
Less: accumulated depreciation	(458,375)	(163,931)
Total fixed assets	$720,611	$393,442

Depreciation expense for the nine months ended March 31, 2007 and 2006 was $239,838 and $106,323, respectively.

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
		(Restated)
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

	2007	2006
	(Restated)	(Restated)
Deferred tax assets	$11,397,905	$6,161,903
Less: valuation allowance	(11,397,905)	(6,161,903)
Totals	$-	$-

At March 31, 2007 and 2006, the Company had accumulated net operating loss deficits of $58,442,871 and $20,539,674, respectively, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. Note that the Company’s beneficial conversion features for the Series B Convertible Preferred Stock increase the Company’s accumulated deficit but do not contribute to net operating losses that can be used to offset future taxable income.

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

The following table summarizes the stock option activity for the 2004 OIP for the nine months ended March 31, 2007 and 2006:

	2007	2006
	(Restated)	(Restated)
Options outstanding at beginning of period	4,762,237	1,500,000
Options granted	893,444	2,636,999
Options exercised	62,188	75,000
Options forfeited, expired, or cancelled	925,354	0
Options outstanding at year end	4,668,139	4,061,999
Exercisable options at year end	3,686,366	2,201,405

The following table summarizes the stock option activity for the 2005 Consultant NQO Plan for the nine months ended March 31, 2007 and 2006:

	2007	2006
	(Restated)	(Restated)
Options outstanding at beginning of period	236,987	0
Options granted	0	183,500
Options exercised	24,999	0
Options forfeited, expired, or cancelled	(12,500)	0
Options outstanding at year end	199,488	183,500
Exercisable options at year end	193,363	144,958

The following table summarizes information about the stock options outstanding for the 2004 OIP at March 31, 2007:

Exercise				Weighted
Price	Number	Remaining	Number	Average
Range	Outstanding	Life	Exercisable	Exercise Price

$0.01-$1.00	668,444	7.54	605,000	$0.90
$1.01-$2.00	570,000	7.53	590,830	$1.62
$2.01-$3.00	391,250	8.38	331,023	$2.96
$3.01-$4.00	1,951,911	8.52	1,685,229	$3.32
$4.01-$7.00	1,086,534	9.66	474,284	$6.20

TOTAL	4,668,139	8.51	3,686,366	$3.41

The following table summarizes information about the stock options outstanding for the 2005 Consultant NQO Plan at March 31, 2007:

Exercise				Weighted
Price	Number	Remaining	Number	Average
Range	Outstanding	Life	Exercisable	Exercise Price

$0.01-$1.00	0	0.00	0	$0.00
$1.01-$2.00	0	0.00	0	$0.00
$2.01-$3.00	0	0.00	0	$0.00
$3.01-$4.00	96,00	8.55	89,750	$3.58
$4.01-$7.00	103,488	8.09	103,487	$4.68

TOTAL	199,488	8.22	193,393	$3.89

Warrants

The following details the warrant exercise transactions for the nine months ended March 31, 2007:

○	7,000 warrants were exercised at a price of $3.80/warrant
○	6,974,445 warrants were exercised at a price of $3.50/warrant
○	130,735 warrants were exercised at a price of $2.00/warrant
○	109,000 warrants were exercised at a price of $1.60/warrant
○	474,436 warrants were exercised at a price of $0.99/warrant

The following details the warrant exercise transactions for the nine months ended March 31, 2006:

○	69,087 warrants were exercised at a price of $2.00/warrant
○	10,050 warrants were exercised at a price of $1.60/warrant
○	6,000 warrants were exercised at a price of $0.99/warrant
○	37,021 warrants were exercised at a price of $0.50/warrant

The Company had the following warrants outstanding for the purchase of its common stock at March 31, 2007 and 2006:
Exercise	Expiration	March 31	March 31
Price	Date	2007	2006
		(Restated)	(Restated)
$0.02	April 2009	0	89,950
$0.99	September 2006	0	69,800
$0.99	December 2006	0	818,646
$0.99	December 2007	505,346	530,603
$0.99	December 2008	530,607	530,607
$0.99	April 2009	22,740	22,740
$1.60	July 2007	100,000	100,000
$1.60	July 2009	260,896	397,850
$2.00	July 2007	334,384	451,133
$3.50	February 2007	0	7,999,449
$3.50	February 2010	207,500	227,500
$3.50	February 2016	1,482,751	1,482,751
$3.50	March 2017	295,004	0
$3.80	December 2010	152,000	159,000
$3.80	February 2011	2,480,264	2,480,264
$3.80	December 2016	412,437	412,437
$4.00	April 2010	50,000	50,000

TOTAL		6,833,929	15,822,730

Exercisable warrants		6,421,492	13,955,848
Weighted average exercise price		$2.84	$2.83

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

NOTE 17-     RESTATEMENT

The Company is restating the consolidated balance sheet as of March 31, 2007, and the consolidated statements of operations and cash flows for the quarter ended March 31, 2007.

As identified in Note 9, on February 4, 2005, MRUL, a wholly-owned subsidiary of the Company, entered into a Credit Agreement with Nomura under which Nomura agreed to provide MRUL with a $165 million secured revolving credit facility for the origination and warehousing of private student loans. Related to this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to, at that point in time, a 27.5% ownership interest in the Company on a diluted basis.

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

The impact on the consolidated balance sheet as of March 31, 2007 is as follows:

•	Deferred financing fees, net of amortization, has been increased $1,688,773 from $57,454 to $1,746,227.
•	Additional paid-in capital has been increased $6,079,582, from $9,374,119 to $15,453,701.
•	Accumulated deficit has been increased $4,390,809 from $(77,282,355) to $(81,673,164).

The impact on the consolidated statement of operations for the quarter ended March 31, 2007 is as follows:

•	Depreciation and amortization has been increased by $506,632, from $452,557 to $959,189.
•	Loss applicable to common shares has increased $506,632, from $(9,101,579) to $(9,608,209).
•	Net Loss per basic and diluted shares has increased $0.03 from $(0.44) to $(0.47).

Net loss, and depreciation and amortization as reported in the consolidated statement of cash flows for the quarter ended March 31, 2007 have been restated as described above.

Item 2.   Managment’s Discussion and Analysis

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

REVENUE For the three months ended March 31, 2007, the Company generated $3,134,418 in operating revenue compared to $335,766 for the comparable period last year. The significant increase over last year is primarily attributable to interest income on the Company’s growing private student loan portfolio, which was $2,240,433 for the three months ended March 31, 2007 compared to $326,637 for the three months ended March 31, 2006. The Company originated approximately $24.1 million in private student loans during the three months ended March 31, 2007 compared to approximately $8.0 million during the three months ended March 31, 2006. License income increased to $709,076 in the three months ended March 31, 2007 compared to $5,769 in the comparable period a year ago. The increase in licensing revenue is attributable to the Company's GoToCollege Holdings subsidiary.

COST OF REVENUES For the three months ended March 31, 2007, the Company incurred $2,437,196 in costs of revenues compared to $446,554 for the three months ended March 31, 2006. The increase is primarily due to higher credit facility interest expense and origination bank costs and private student loan referral costs, which were $1,737,891 and $223,840, respectively, for the three months ended March 31, 2007, compared to $332,691 and $76,388, respectively, for the three months ended March 31, 2006, driven by higher loan origination volume. For the three months ended March 31, 2007, the Company increased its valuation reserve for private student loans by $282,869 based on its analysis of its portfolio.

OPERATING LOSS The operating loss for the three months ended March 31, 2007 was $8,916,595 compared to a loss of $3,989,978 for the three months ended March 31, 2006. For the three months ended March 31, 2007, operating expenses were $9,613,817 compared to $3,879,190 for the three months ended March 31, 2006. Excluding the non-cash stock compensation expense associated with FAS 123R "Accounting for Stock Based Compensation" of $2,024,111 recorded in the three months ended March 31, 2007, and $209,117 for the three months ended March 31, 2006, operating expenses increased $3,919,633 to support the growth of the business as the volume of loans the Company originated increased. The increases in operating expenses were primarily in the areas of corporate general and administrative expenses, sales and marketing, and operations. Depreciation and amortization expense increased to $959,189 for the three months ended March 31, 2007 compared to $623,208 for the three months ended March 31, 2006, primarily because of the amortization of deferred financing fees related to the Merrill Lynch and Nomura credit facilities.

OTHER INCOME For the three months ended March 31, 2007, the Company’s other income was $84,363 compared to $123,848 for the three months ended March 31, 2006. The decrease is primarily from reduced interest income for the three months ended March 31, 2007 earned on the Company’s lower cash balances this year compared to last year.

NET LOSS For the three months ended March 31, 2007, the Company incurred a net loss of $8,832,232, or $0.47 per share compared to $3,866,130, or $0.26 per share for the three months ended March 31, 2006.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2007, COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2006.

REVENUE For the nine months ended March 31, 2007, the Company generated $6,380,185 in operating revenue compared to $596,681 for the nine months ended March 31, 2006. The significant increase over last year is primarily attributable to interest income on the Company’s growing private student loan portfolio, which was $5,121,659 for the nine months ended March 31, 2007 compared to $571,057 for the nine months ended March 31, 2006. The Company originated $78.0 million in private student loans during the nine months ended March 31, 2007 compared to $23.6 million during the nine months ended March 31, 2006.

COST OF REVENUES For the nine months ended March 31, 2007, the Company incurred $7,648,595 in costs of revenue compared to $828,311 for the nine months ended March 31, 2006. The increase is primarily due to higher credit facility interest expense and origination bank costs and private student loan referral costs, which were $4,086,027 and $724,561, respectively, for the nine months ended March 31, 2007 compared to $555,281 and $185,343, respectively, for the nine months ended March 31, 2006, driven by higher loan origination volume. For the nine months ended March 31, 2007, the Company increased its valuation reserve for private student loans by $2,449,435 based on an analysis of its portfolio.

OPERATING LOSS The operating loss for the nine months ended March 31, 2007 was $27,780,488 compared to a loss of $15,726,315 for the nine months ended March 31, 2006. For the nine months ended March 31, 2007, operating expenses were $26,512,078 compared to $15,494,685 for the nine months ended March 31, 2006.

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

Depreciation and amortization expense increased to $4,034,886 for the nine months ended March 31, 2007 compared to $1,758,702 for the nine months ended March 31, 2006, primarily due to the amortization of the deferred financing fees related to the Merrill Lynch and Nomura credit facilities.

OTHER INCOME For the nine months ended March 31, 2007, the Company’s other income was $378,993 compared to $204,291 for the nine months ended March 31, 2006. The increase is primarily from higher interest income of $374,995 earned on the Company’s cash balances compared to $195,304 in the comparable period last year.

NET LOSS For the nine months ended March 31, 2007 the Company incurred a net loss of $27,401,495, or $1.60 per share compared to $15,522,024 or $1.13 per share for the nine months ended March 31, 2006.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB/A. They have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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