Form 10-Q
period 2008-03-31
MRU HOLDINGS INC
filed 2008-05-15
CIK 1145202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer       ☐ Accelerated filer       ☑ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of May 9, 2008 was 31,721,174 shares.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND JUNE 30, 2007
(Dollars in Thousands)

ASSETS

	March 31,	June 30,
	2008	2007
	(unaudited)	(audited)
ASSETS:
Cash and cash equivalents	$17,223	$11,606
Restricted cash	2,652	3,154
Accounts receivable	665	1,979
Private student loans receivable, held for sale, lower of cost or market	106,476	6,256
Valuation Reserve for private student loans receivable	(2,827)	(815)
Federally insured student loans receivable, held for sale, lower of cost or market	36,407	7,395
Accounts receivable from securitizations	9,263	11,192
Original issue discount - Senior Secured Notes	1,152	-
Fixed assets, net of depreciation	1,957	1,553
Security deposits	1,013	955
Intangible assets, net of amortization	2,281	2,824
Goodwill	5,803	5,875
Investment in Education Empowerment Fund I, LLC	670	322
Due from affiliates	(34)	803
Deferred financing fees, net of amortization	2,198	-
Prepaid expenses and other assets	1,775	1,094

TOTAL ASSETS	$186,674	$54,192

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$1,948	$3,835
Accrued expenses	2,510	458
Accrued payroll	526	592
Client deposits	2,467	899
Deferred contract revenue	2,342	2,276
Notes payable - Doral Bank FSB NY	2,943	1,399
Notes payable - Merrill Lynch	112,924	11,711
Notes payable - DZ	19,702	-
Senior Secured Notes	11,200	-
Deferred origination fee revenue	4,423	226
Obligations under capital lease	609	-
Other liabilities	1,220	63

Total Liabilities	162,814	21,459

STOCKHOLDERS' EQUITY
Preferred Stock, Series B, $.001 par value; 12,000,000 shares authorized
8,237,264 shares issued and outstanding as of March 31, 2008 and June 30, 2007	8	8
Common Stock, $.001 par value; 20,000,000 shares authorized, 31,721,174 and
25,714,393 issued and outstanding as of March 31, 2008 and June 30, 2007	32	26
Additional paid-in capital	92,026	68,788
Additional paid-in capital - options	15,534	13,038
Additional paid-in capital - Series B beneficial conversion feature	14,520	14,264
Additional paid-in capital - warrants	18,464	15,454
Accumulated other comprehensive income	-	2,757
Accumulated deficit	(116,724)	(81,602)

Total Stockholders' Equity	23,860	32,733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$186,674	$54,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
(Dollars in Thousands - except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(Restated)		(Restated)

Interest Income:
Loan portfolio interest income - private student loans	$2,295	$2,242	$4,666	$5,124
Loan portfolio interest income - federal student loans	444	41	870	104
Origination fee revenue - private loans	178	32	218	78
Interest Income - Residual Interest	343	-	1,105	-
Other Interest income	225	78	591	375
Total interest income	3,485	2,393	7,450	5,681

Interest Expense:
Facility interest and origination bank costs	2,108	1,754	4,989	4,139
Other Interest expense	375	4	744	7
Total interest expense	2,483	1,758	5,733	4,146

Net Interest Income	1,002	635	1,717	1,535
Valuation reserve provision - private student loans	815	283	3,643	2,449
Net interest income after valuation provision	187	352	(1,926)	(914)

Non-interest income
Securitization income (loss), net	(2,270)	-	1,795	-
Subscription and service revenue	1,501	709	4,275	722
Origination processing fees	140	111	680	353
Master Oversight Fee	28	-	79	-
Other non-interest income	-	10	-	11
Total non-interest income	(601)	830	6,829	1,086

Non-interest expense:
Corporate general and administrative expenses	4,236	3,376	12,284	7,128
Sales and marketing expenses	2,299	2,582	9,541	8,023
Operations expenses	1,219	1,242	5,380	3,751
Technology development	902	691	2,817	2,151
Referral marketing costs - private student loans	382	224	1,521	725
Consulting and hosting	103	58	209	80
Cost of subscription and service revenue	336	-	1,379	-
Servicing and custodial costs	181	119	378	256
Legal expenses	610	397	1,425	860
Other operating expenses	396	366	927	564
Depreciation and amortization	1,620	959	2,476	4,035
Total non-interest expense	12,284	10,014	38,337	27,573

(Loss) before provision for income taxes	(12,698)	(8,832)	(33,434)	(27,401)
Provision for income taxes	-	-	-	-

Net (Loss)	$(12,698)	$(8,832)	$(33,434)	$(27,401)

Less Preferred Stock Dividends	(484)	(776)	(1,687)	(2,093)

Net (loss) applicable to common shares	$(13,182)	$(9,608)	$(35,121)	$(29,494)

Net (Loss) per basic and diluted shares	$(0.42)	$(0.47)	$(1.22)	$(1.60)

Weighted average number of common shares outstanding	31,669	20,658	28,880	18,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
(Dollars in Thousands)

	Nine Months Ended
	March 31,
	2008	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(33,434)	$(27,401)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,476	4,035
Increase in stock options outstanding - options expense	2,781	3,296
(Decrease) in stock options outstanding - options exercise	(285)	(105)
(Increase) in tax provision valuation stock options outstanding	(945)	(1,121)
Accretion of interest income on A/R from securitization	(1,105)	-
Impairment loss - A/R from securitization	2,270	-
Increase in valuation reserve - private student loans	3,994	2,449
(Decrease) in valuation reserve - private student loans sold in securitization	(821)	-
(Decrease) in valuation reserve - private student loans charged-off	(1,161)	(280)

Changes in assets and liabilities
Decrease/(Increase) in accounts receivable	1,314	(1,231)
Decrease in restricted cash	501	22
(Increase) in prepaid expenses and other current assets	(398)	(8)
Decrease/(Increase) in due from affiliates	837	(679)
Decrease in goodwill	72	-
(Increase) in security deposits	(58)	(1)
(Increase) in private student loans receivable, held for sale	(133,072)	(79,444)
(Increase) in federal student loans receivable, held for sale	(29,013)	(7,545)
Sale of private student loans receivable into securitization	32,852	-
(Decrease)/Increase in accounts payable and accrued expenses, and other liabilities	(854)	2,233
(Decrease)/Increase in accrued payroll	(4)	61
Increase/(Decrease) in deferred contract revenue	66	(548)
Increase in client deposits	1,569	1,061
Increase in deferred origination fee revenue	4,197	2,930

Total adjustments	(114,785)	(74,875)

Net cash (used in) operating activities	(148,220)	(102,276)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(1,082)	(423)
Acquisition of intangible assets	-	(6,320)
(Increase) in receivables from securitizations	(1,993)	-
(Increase) in Education Empowerment Fund I, LLC	(348)	(1,380)

Net cash (used in) investing activities	(3,423)	(8,123)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in advances - originating loan program agreements	137,995	77,823
(Decrease) due to repayments - originating loan program agreements	(136,451)	(77,971)
Increase in advances - Nomura Credit and Capital credit facility	-	731
(Decrease) due to repayments - Nomura Credit and Capital credit facility	-	(1,909)
Increase in advances - Merrill Lynch credit facility	148,267	83,660
(Decrease) due to repayments - Merrill Lynch credit facility	(47,054)	(4,393)
Increase in advances - DZ credit facility	19,702	-
Proceeds from issuance of common stock	22,865	-
Proceeds from issuance of senior secured notes	9,983	-
Proceeds from conversion of warrants and options	1,161	25,342
(Decrease) in paid-in capital for warrant conversions	-	(1,302)
Increase in deferred tax due to stock options outstanding	945	1,121
Increase in obligation under capital lease agreement	609	-
Cash used in other financing activities	(21)	-
(Increase) in deferred financing fees	(741)	(804)

Net cash provided by financing activities	157,260	102,299

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	5,617	(8,101)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	11,606	17,900

CASH AND CASH EQUIVALENTS - END OF PERIOD	$17,223	$9,799

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$5,733	$4,146
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Accrued Series B stock dividends	$1,687	$2,093
Cashless exercise of warrants	$500	$-
Vesting of warrants issued in connection with financings	$2,225	$-

The Company purchased certain assets assumed certain liabilities per the Asset
Purchase Agreement with The Princeton Review as follows:

Fair Value of Intangible Assets Acquired	$-	$3,000
Goodwill	$-	$5,875
Cash paid	$-	$(6,320)
Liabilites Assumed	$-	$2,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

MRU Holdings, Inc. (the “Company”) was incorporated in Delaware on March 2, 2000. On July 6, 2004 the Company changed its name to MRU Holdings, Inc. On May 20, 2005, the Company’s board of directors approved a change in the Company’s year end from December 31 to June 30.

On November 19, 2007, the 2007 annual meeting of stockholders was held at the New York, New York offices of Withers Bergman, LLP. At the annual meeting, the Company’s stockholders voted on, and approved by requisite stockholder vote, the election of eight directors to the Company’s board of directors.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s June 30, 2007 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Interest Income

Interest income on student loans receivable is recognized in accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases .

The Company follows SFAS 91 for the revenue recognition of origination fee revenue, whereby loan origination fees are deferred and recognized over the life of the loan as an adjustment of yield (interest income).

For the nine months ended March 31, 2008, the Company accrued $4,666,000 in loan portfolio interest income on its private student loans, $218,000 in origination fee revenue on its private student loans, $870,000 in loan portfolio interest income on its federal student loans, $1,105,000 in interest income on the residual interest from its June 2007 securitization, and $591,000 of other interest income.

For the nine months ended March 31, 2007, the Company accrued $5,124,000 in loan portfolio interest income on its private student loans, $78,000 in origination fee revenue on its private student loans, $104,000 in loan portfolio interest income on its federal student loans and $375,000 of other interest income.

Interest Expense

For the nine months ended March 31, 2008, the Company incurred $4,989,000 in credit facility interest and originating bank costs related to its student loan receivables portfolios and $744,000 in other interest expense.

For the nine months ended March 31, 2007, the Company incurred $4,139,000 in credit facility interest and originating bank costs related to its student loan receivables portfolios and $7,000 in other interest expense.

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

As of March 31, 2008, the Company maintained $2,827,000 as a valuation reserve for its private student loans receivable, representing an additional provision of $3,643,000 and reductions of $810,000 due to charge-offs and a reversal of $821,000 due to the sale of loans into a securitization compared to June 30, 2007.

The Company places a private student loan receivable on nonaccrual status and charges off the loan when the collection of principal and/or interest is 180 days past due or if the Company learns of an event or circumstance which in the Company’s judgment causes the loan to have a high probability of nonpayment, even before the collection of principal and/or interest is 180 days past due. The Company’s third party servicers work with borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the Company and accepted by the third party servicers that is consistent with established loan program servicing procedures and policies. Loans granted deferment or forbearance will likely cease principal and/or interest repayment, although these loans will continue to accrue interest. The Company works with the servicer in identifying borrowers who may be delinquent on their loans due to misinformation (students frequently change addresses) or availing the student borrower deferment or forbearance. The Company actively manages its servicing and collection process to optimize the performance of its student loans receivable portfolios. For the nine months ended March 31, 2008, the Company recorded charge-offs and placed on non-accrual loans totaling $810,000.

An analysis of the Company’s valuation reserve is presented in the following table for the nine months ended March 31, 2008:

Nine Months Ended March 31, 2008
Balance at beginning of period	$815,000
Valuation reserve increase/(decrease)
Federally insured loans	0
Private student loans	3,643,000
Total valuation reserve change	3,643,000

Charge-offs net of recoveries
Federally insured loans	0
Private student loans	(810,000)
Net Charge-offs	(810,000)

Loans sold into securitization	(821,000)

Balance at end of period	$2,827,000
Private student loan valuation reserve as a percentage of the private student loans receivable portfolio	2.65%

For the nine months ended March 31, 2008, the Company disbursed approximately $30.0 million in loans under the U.S. Department of Education’s Federal Family Education Loan Program (“FFELP”) provisions. The amount of valuation reserve for this portfolio is zero as the risk of loss is de minimus.

Non-Interest Income

The Company recognizes revenues from license/subscription fees for web-based services over the life of the contract, which is typically one to three years. The Company recognizes revenue from transaction processing fees, such as web-based school admissions applications, as the transactions are completed.

For the nine months ended March 31, 2008, the Company recognized $1,795,000 in securitization income (net of impairment write-downs of the Company’s residual interest in its securitization trust) from the sale of loans into its securitization trust, $4,275,000 from subscription and service revenue, $680,000 from origination processing fees for originating Preprime™ loans on behalf of Education Empowerment Fund I, LLC (f/k/a Achiever Fund I, LLC) (“EEF I, LLC”) and $79,000 in master oversight fees for managing the Preprime™ portfolio on behalf of EEF I, LLC.

For the nine months ended March 31, 2007, the Company recognized $722,000 from subscription and service revenue and $353,000 from origination processing fees for originating Preprime™ loans on behalf of EEF I, LLC.

Non-Interest Expense

The Company includes as costs of revenues all direct costs related to the production of the various revenue streams of the Company’s business.

For the nine months ended March 31, 2008, the Company incurred $12,284,000 in corporate, general and administrative expenses, $9,541,000 in sales and marketing expense, $5,380,000 in operations expense, $2,817,000 in technology development, $1,521,000 in referral marketing costs related to the generation of the Company’s private student loans and admission application service business, $209,000 in consulting and hosting costs for the scholarship search and college application products, $1,379,000 in cost of subscription and service revenue related to college application products, $378,000 in student loan servicing and custodial costs, $1,425,000 in legal expenses, and $927,000 in other operating expenses.

For the nine months ended March 31, 2007, the Company incurred $7,128,000 in corporate, general and administrative expenses, $8,023,000 in sales and marketing expense, $3,751,000 in operations expense, $2,151,000 in technology development, $725,000 in referral marketing costs related to the generation of the Company’s private student loans, $80,000 in consulting and hosting costs for the scholarship search product, $256,000 in student loan servicing and custodial costs, $860,000 in legal expenses, and $564,000 in other operating expenses.

Cash and Cash Equivalents/Restricted Cash

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2008 and June 30, 2007, the Company’s uninsured cash balances total $17,852,000 and $13,507,000, respectively.

Included in cash and cash equivalents are restricted cash deposits that are not readily available to the Company for working capital purposes. At March 31, 2008 and June 30, 2007, the Company’s restricted cash balances were $2,652,000 and $3,154,000, respectively.

Security Deposits

As of March 31, 2008 and June 30, 2007, the Company had $1,013,000 and $955,000, respectively, in security deposits held and controlled by other parties to secure lease agreements the Company has for office space and facilities, on deposit with the SEC for future filings, and on deposit related to servicing agreements.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Computer network equipment	3 Years
Leasehold improvements	3 Years
Furniture and fixtures	3 Years

Investment in Education Empowerment Fund I, LLC (f/k/a Achiever Fund I, LLC) (“EEF I, LLC”)

On April 18, 2006, the Company entered into a definitive agreement with a consortium of European financial institutions with significant experience in consumer lending and specialty financial products to support the launch and origination of Preprime™ student loans. These private student loans address the market of high academic achievement post-secondary school borrowers who are currently unable to meet traditional private student loan underwriting criteria, e.g. thin or no credit history, insufficient earnings history, etc. The Company is both the managing member (through its EEF I, LLC affiliate) and a minority investor in EEF I, LLC. As of March 31, 2008, the Company’s investment percentage in EEF I, LLC was less than five (5%) percent.

On April 27, 2007, Education Empowerment SPV, LLC, a wholly-owned, special purpose subsidiary of EEF I, LLC, entered into a $100 million revolving credit facility for the origination and funding of Preprime™ student loans with an asset backed commercial paper conduit managed by DZ Bank AG. The facility has a five year term. The proceeds from the initial draw down on the facility were used to return a significant portion of invested capital to EEF I, LLC’s members. The line of credit expands the capacity of the fund to acquire Preprime™ student loans originated by the Company. The line of credit is solely an obligation of the fund. There is no recourse to the Company.

The Company has not consolidated these affiliates within its financial statements per FASB Interpretation 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 (“FIN 46R”), which requires consolidation by business entities of variable interest entities, which have one or more of the following characteristics (the Company’s application of the facts of the agreement to FIN 46 requirements are noted after each):

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

a.
The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights. (EEF I, LLC is controlled by a board of managers with voting rights held by the equity investors.)

b.	The obligation to absorb the expected losses of the entity. (Gains and losses are allocated to members based on their respective investments.)
c.	The right to receive the expected residual return of the entity. (Residual interests are returned to the members in a pro rata distribution based on their respective percentage interests.)

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

On September 27, 2007 the limited liability company agreement of EEF I, LLC was amended and restated to allow the Company to finance its private student loans through the fund. As part of the amendment and restatement, separate series of limited liability company interests, as contemplated by Section 18-215 of the Delaware Act, were established and designated as Series A and Series B. Preprime™ loans acquired or to be acquired by the EEF I, LLC, and the associated assets and liabilities and cash flow of EEF I, LLC are allocated to Series A, and the private student loans and the associated assets and liabilities and cash flow of EEF I, LLC, are allocated to Series B, of which the Company is sole member and 100% owner.

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

Securitization Accounting

To meet the sale criteria of SFAS No. 140, the Company’s June 2007 securitization used a two-step structure with a Qualified Special Purpose Entity (“QSPE”) that legally isolates the transferred assets from the Company, even in the event of bankruptcy. The transactions are also structured, in order to meet sale treatment, to ensure that the holders of the beneficial interests issued by the QSPE are not constrained from pledging or exchanging their interests, and that the Company does not maintain effective control over the transferred assets.

The Company assessed the financial structure of the securitization to determine whether the trust or other securitization vehicle meets the sale criteria as defined in SFAS No. 140 and accounts for the transaction accordingly. To be a QSPE, the trust must meet all of the following conditions:

•	It is demonstrably distinct from the Company and cannot be unilaterally dissolved by the Company and at least ten percent of the fair value of its interests is held by independent third parties.
•	The permitted activities in which the trust can participate are significantly limited. These activities are entirely specified up-front in the legal documents creating the QSPE.
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

Retained Interests in Securitizations

The Company securitizes its student loan assets and for transactions qualifying as sales, the Company retains residual interests, all of which are referred to as the Company’s accounts receivable from securitizations. The residual interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The investors of the securitization trusts have no recourse to the Company’s other assets should there be a failure of the student loans to pay when due.

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

Sales and Marketing

The Company expenses the costs associated with sales and marketing as incurred. Sales and marketing expenses for both the Company's student loan and admission application lines of business, included in the statements of operations for the nine months ended March 31, 2008 and 2007 were $9,541,000 and $8,023,000, respectively.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS for nine months ended March 31, 2008 and March 31, 2007:

	March 31, 2008	March 31, 2007
		(Restated)
Net (loss) applicable to common shares	$(35,121,000)	$(29,494,000)
Weighted-average common stock
Outstanding (Basic)	28,880,000	18,401,000
Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-
Weighted-average common stock
outstanding (Diluted)	28,880,000	18,401,000

For March 31, 2008 and 2007, warrants (6,817,000 and 6,884,000, respectively) were not included in the computation of diluted EPS because inclusion would have been antidilutive. For March 31, 2008 and 2007, options (6,875,000 and 4,868,000, respectively) were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Financial Instruments Disclosures of Fair Value

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Instruments (“FAS 107”) requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

	March 31, 2008 (unaudited)	June 30, 2007 (audited)
Cash	$17,223,000	$11,606,000
Restricted Cash	2,652,000	3,154,000
Accounts Receivable	665,000	1,979,000
Federal student loans, held for sale	36,407,000	7,395,000
Accounts Payable	1,948,000	3,835,000
Notes Payable - Doral Bank	2,943,000	1,399,000
Notes Payable - Merrill Lynch	112,924,000	11,711,000
Note Payable - DZ Bank	19,702,000	0
Senior Secured Notes	11,200,000	0
Accounts Receivable from Securitizations	9,263,000	11,192,000

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

Assets with fair values exceeding carrying amounts

	March 31, 2008 (unaudited)
	Carrying Value	Fair Value
Private student loans receivable, held for sale, net of valuation reserve	$103,649,000	$113,428,000

Investment in EEF I, LLC	$670,000	$1,091,000

	June 30, 2007 (audited)
	Carrying Value	Fair Value
Private student loan receivable, held for sale, net of valuation reserve	$5,441,000	$6,023,000

Investment in EEF I, LLC	$322,000	$342,000

The Company determined the fair value of its student loans receivable through a net present value analysis on an individual loan basis. This analysis considered the United States Department of Education’s cohort default rates for Title IV post-secondary educational institutions, the borrower’s program of study, the borrower and co-borrower’s credit quality, the individual terms of the loan, and estimated prepayment and recovery rates. As of March 31, 2008, the approximate 9.4% increase in fair value over the carrying value, which is the Company’s cost, results from this net present value modeling of future cash flows from the borrowers servicing these loans tempered by all of the above factors.

The fair value of the investment in EEF I, LLC was determined from the March 2008 net asset value report provided to the investors in this entity.

Stock Based Compensation

At March 31, 2008, the Company had two stock-based compensation plans, the 2004 Incentive Plan and the 2005 Consultant Incentive Plan. During the quarter ended December 31, 2005, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement 123(R), Share-Based Payments (“FAS 123R”). FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to employees to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The Company recognized $2,787,000 in stock based compensation expense for the nine months ended March 31, 2008.

The Company recognized $3,296,000 in stock based compensation expense for the nine months ended March 31, 2007.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.   The statement requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The company is currently evaluating the impact of this statement on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  The statement requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No.133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The company is currently evaluating the impact of this statement on its financial statements.

Reclassification

Certain amounts in the March 31, 2007 financial statements have been reclassified to conform to the March 31, 2008 presentation. There was no effect on net loss for the periods.

NOTE 3 -	STUDENT LOAN RECEIVABLES, HELD FOR SALE

Student loan receivables are private student loans made to post-secondary and/or graduate students pursuing degree programs from selective colleges and universities in the United States and abroad.  Private student loans are not guaranteed by any governmental entity and are unsecured consumer debt.  Interest accrues on these loans from date of advance, with the interest rate dependent on the loan’s pricing tier as determined during underwriting and the student borrower’s choice of repayment option (deferred, interest payment only, and principal and interest payment).  Once these loans begin to service, borrower payments are applied to interest and principal consistent with the effective interest rate method per SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Origination fee revenue is recognized, if applicable, over the principal servicing life of the loan, also per SFAS 91.

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

MRU Lending, Inc. (“MRUL”) and MRU Funding SPV, Inc. (“MRUF”) and MRU Originations, Inc. ("MRUO”) have loan purchase agreements with Doral Bank Federal Savings Bank New York (the “Bank”), an affiliate of the Doral Financial Corporation. Through November 30, 2005, MRUL had a loan purchase agreement with Webbank, a Utah state chartered financial institution and a wholly owned subsidiary of WebFinancial Corporation.

The Bank loan program is secured by $3 million invested in seven-day certificates of deposit held at the Bank, with assignment rights to the Bank.  The Bank also has the right to offset amounts due under the loan program against origination fees payable to MRUL and MRUF.

Through March 31, 2008, the Company purchased the following private student loan volumes through its various subsidiary loan programs. All loans purchased through these loans programs are purchased at par, i.e. no discount, and without recourse or redemption features available to the originating bank.

•	The Bank-MRUL loan program purchased approximately $18.5 million in private student loans.

•	The Bank-MRUF loan program purchased approximately $237.6 million in private student loans.

•	The Bank-MRUO loan program purchased approximately $19.9 million in private student loans.

•	The Webbank-MRUL loan program purchased approximately $1.5 million in private student loans.

The Company has retained servicing rights on the loans purchased under its various subsidiary loan programs and has outsourced the servicing function to a third party, who remits funds collected to us along with monthly activity reports.

NOTE 4 -	FIXED ASSETS

Fixed assets consist of the following at March 31, 2008 and June 30, 2007:

	March 31, 2008 (unaudited)	June 30, 2007 (audited)

Computer network equipment	$2,821,816	$2,081,701
Furniture and fixtures	92,332	71,033
Leasehold improvements	317,065	6,906
	3,231,213	2,159,640
Less: accumulated depreciation	(1,274,000)	(606,754)

Total fixed assets	$1,957,213	$1,552,886

Depreciation expense for the nine months ended March 31, 2007 and 2006 was $667,246 and $239,838, respectively.

NOTE 5 -	INTANGIBLE ASSETS

The Company acquired a scholarship resource database in July 2005. After identification of tangible assets in this asset purchase, the Company paid and assigned a valuation of $148,440 to this intangible asset. The Company is amortizing this asset over a three year useful life.

The Company obtained a group of customer contracts, trademarks and technology, and a non-compete agreement related to a February 2007 transaction with The Princeton Review (“TPR”). The transaction valued the group of customer contracts at $1,500,000, the trademarks and technology at $1,000,000 and a non-compete with TPR at $500,000. The group of customer contracts is amortized over a four year useful life. The trademarks and technology are amortized over a five year useful life. The non-compete is amortized over the provision’s five year term.

As of March 31, 2008, the unaudited book value and accumulated amortization of the Company’s intangible assets follows:

		Accumulated
Intangible Asset	Book Value	Amortization (restated)

Customer Contracts	$1,093,750	$406,250
Trademarks & Technology	783,333	216,667
Non-compete Agreement	391,666	108,333
Scholarship Resource data	12,370	136,070

TOTAL	$2,281,119	$867,320

As of June 30, 2007, the audited book value and accumulated amortization of the Company’s intangible assets follows:

		Accumulated
Intangible Asset	Book Value	Amortization

Customer Contracts	$1,375,000	$125,000
Trademarks & Technology	933,333	66,667
Non-compete Agreement	466,667	33,333
Scholarship Resource data	49,480	98,960

TOTAL	$2,824,480	$323,960

The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five fiscal years:

2008	$724,480
2009	$675,000
2010	$675,000
2011	$550,000
2012	$200,000

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

There were no provisions for income taxes for the quarters ended March 31, 2008 and 2007.

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

	March 31, 2008	June 30, 2007

Deferred tax assets	$40,845,000	$18,760,000
Less: valuation allowance	(40,845,000)	(18,760,000)

Totals	$-	$-

At March 31, 2008 and June 30, 2007, the Company had accumulated net operating loss deficits of $116.7 million and $53.6 million, respectively, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. Note that the Company’s beneficial conversion features for the Series B Convertible Preferred Stock increases the Company’s accumulated deficit but does not contribute to net operating losses that can be used to offset future taxable income.

NOTE 7 -	STOCKHOLDERS’ EQUITY

Common Stock

There were 200,000,000 shares of common stock authorized, with 31,721,174 and 25,714,393 shares issued and outstanding at March 31, 2008 (unaudited) and June 30, 2007 (audited), respectively. The par value for the common stock is $0.001 per share.

On November 5, 2007, the Company closed a private placement sale of 5,180,000 shares of its common stock, resulting in gross proceeds of $24,367,500.  $1,502,847 in commissions and other expenses related to the sale were recorded as a reduction to additional paid-in capital.

There were a total number of 659,731 warrants exercised for the nine months ended March 31, 2008 at a weighted average price of $1.40.

There were 137,505 options exercised for the nine months ended March 31, 2008 at a weighted average price of $3.33.

Series B Convertible Preferred Stock

There were 12,000,000 shares of Series B convertible preferred stock authorized, with 8,237,264 shares issued and outstanding as of March 31, 2008 and June 30, 2007. The par value for this preferred issuance is $0.001 per share.

As further described in the Company’s charter, at the option of the majority holders of the Series B Convertible Preferred Stock, at any time on or after December 31, 2010, the Company shall mandatorily redeem, in two annual installments commencing 90 days after the Company receives written notice from the majority holders requesting redemption, all shares of Series B Convertible Preferred Stock outstanding at a price per share equal to the greater of (i) $3.80 per share, plus the value of all declared but unpaid dividends; or (ii) the fair market value of a share of Series B Convertible Preferred Stock on the date on which notice is delivered.  Fair market value will be determined by an expert selected by the mutual consent of the Company’s board of directors and the holders of a majority of the Series B Convertible Preferred Stock (or if the parties cannot agree on a single expert, a committee of three experts), based upon all factors such expert or experts deem relevant.

If the Company does not have sufficient funds to redeem on any redemption date all shares of the Series B Convertible Preferred Stock outstanding immediately prior to such redemption date, the Company will redeem a pro rata portion of each Series B holder's redeemable shares of such stock out of available funds, and as soon as practicable after the Company has funds available, it will redeem the remaining shares to have been redeemed, at a price per share equal to the original redemption price plus interest at the rate of 15% per annum, payable quarterly, from such redemption date to the date when redemption actually occurs.

As of March 31, 2008 (unaudited) and June 30, 2007 (audited), the balances for the additional paid-in capital account for the beneficial conversion feature for the Series B Convertible Preferred Stock were $14,520,000 and $14,264,000, respectively. The Company will continue to record the beneficial conversion feature for the Series B Convertible Preferred stock for any new issuances or dividends accrued on this instrument.

Stock Options

Under the 2004 Incentive Plan, as amended (the “Plan”), the Company may grant either incentive stock options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code, non-qualified stock options (“NQOs”), restricted stock, restricted stock units, performance grants, unrestricted common stock, or stock appreciation rights to its officers, directors, and employees.

The compensation committee of the Company's board of directors administers the Plan. The compensation committee has the complete authority and discretion to determine the terms of the Plan grants.

ISOs and NQOs are granted at an exercise price not less than their fair value at the date of the grant. Options granted have a maximum term of ten years. Option-vesting periods range from immediate vesting to three years, with approximately 31% of stock option grants vesting ratably over three years. During the nine months ended March 31, 2008, 1,774,819 options, with a weighted average fair value of $1.80 were granted under the Plan. There were 1,297,377 options granted under the Plan for the nine months ended March 31, 2007.

The key assumptions for the Black-Scholes valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate, and exercise price. Many of these assumptions are judgmental and highly sensitive. Following is a table of the key weighted average assumptions used in the valuation calculations for the options granted in the nine months ended March 31, 2008 and a discussion of our methodology for developing each of the assumption used in the valuation model.

March 2008
Expected term	6.5 yrs
Expected volatility	57.89%
Risk-free interest rate	3.357%
Dividend yield	0%

At March 31, 2008, there were 783,334 shares available for future grants under the Plan and 1,425,000 shares available for future grants under the 2005 Consultant Incentive Plan.

Expected Term.  This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years.  The Company lacks sufficient historical exercise data that it may rely on to determine expected term for the grants issued through March 31, 2008.  Therefore, the Company relied on the simplified method for expected term as defined by the SEC Staff Accounting Bulletin 107 (SAB 107), where expected term equals the sum of the vesting term and the original contractual term, which is then divided by two.  SAB 107 originally prescribed that the simplified method for estimating expected term would only be available for option grants through December 31, 2007.  In SEC Staff Accounting Bulletin 110 (SAB 110), the SEC staff acknowledged that such detailed information about employee behavior may not be widely available by December 31, 2007, and accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  Due to the limited period of time the Company’s shares have been publically traded through the Nasdaq Global Market, and the lack of related historical exercise date, the Company considers the continued use of the simplified method to be appropriate and consistent with SAB 110.

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

Warrants

There were 200,000 warrants issued during the nine months ended March 31, 2008. There were no warrants issued during the nine months ended March 31, 2007.

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

On June 14, 2007, MRUL entered into an agreement with Nomura to terminate its credit line seven business days after the close of the Company’s June 2007 securitization of private student loans. In connection with the early termination of the Credit Agreement, Nomura agreed to waive its rights to be paid all amounts that would otherwise become due and payable to Nomura upon the early termination of the Credit Agreement with respect to collateral securing the loans under the Credit Agreement as well as waiving all past, present and future fees due (or that may become due) and payable under the Credit Agreement. Pursuant to this early termination agreement, the Credit Agreement was terminated on July 5, 2007.

The Company recognized amortization expense associated with the financing fees of $1,571,429 for the nine months ended March 31, 2007. The financing fees were fully amortized as of June 30, 2007.

As of March 31, 2008, there were no amounts outstanding on the Nomura line of credit, as the line was terminated on July 5, 2007.

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

On September 28, 2007, the MRUF and MLBU amended the MRUF warehouse line, effective October 15, 2007, to increase the cost of the warehouse line to market rates and to change the renewal amount to $145 million.,

On December 21, 2007, MRUF and MLBU amended the MRUF warehouse line, effective December 24, 2007, extending the term of the facility until July 15, 2008, and established the commitment amount available under the facility as $100 million from the effective date through, but not including January 2, 2008, and $125 million on and after January 2, 2008.

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

The Company recognized amortization expense associated with all deferred MLBU financing fees of $1,199,731 and $2,130,260 for the nine months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, the MRUF obtained approximately $112.9 million in financing through the MLBU line of credit by collateralization of loans originated through the Doral Bank FSB New York-MRUF loan program.

NOTE 10 -	CREDIT LINE WITH DZ BANK AG’s CONDUIT

On November 9, 2007, the Company obtained additional financing for its private student loan business by amending a loan facility (the “Amended Loan Facility”) under which its affiliate, Education Empowerment Fund SPV, LLC (“EEF SPV”) is the borrower. The student loans to be financed under the Amended Loan Facility will be originated pursuant to a Loan Program Agreement between MRUO and the Bank. The student loans will then be purchased from the Bank by EEF I, LLC pursuant to a Loan Sale Agreement and then contributed by EEF I, LLC to EEF SPV. The Loan Program Agreement and Loan Sale Agreement are existing agreements which have been effectively supplemented. The Amended Loan Facility described above is set forth in the Amended and Restated Receivables Loan and Security Agreement, dated as of November 9, 2007, among Education Empowerment SPV, LLC, a Delaware limited liability company, Autobahn Funding Company LLC, as the lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as agent for the lender, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the backup servicer. This agreement was originally entered into by the same parties on April 11, 2007 and initially provided funding only for Preprime™ student loans in which the Company retained less than a 5% equity economic interest due to the participation of third-party investors in EEF I, LLC (see Note 2 - Investment in Education Empowerment Fund I, LLC).

Following the amendment and restatement of the agreement on November 9, 2007, the loan facility has been increased to $200 million in total commitment, of which up to $200 million is available to finance private student loans and up to $150 million is available to finance Preprime™ student loans. The economic interest in the private student loans is retained 100% by the Company through its sole membership and 100% ownership of the separate Series B of EEF I, LLC. The assets, liabilities and cash flows of separate Series B are consolidated in the Company’s financial statements.

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

As of March 31, 2008, the Company through its 100% ownership of Series B of EEF I, LLC obtained approximately $19.7 million in financing through this line of credit.

NOTE 11 -	LOAN PROGRAM AGREEMENTS

On July 25, 2005, MRUL, a wholly-owned subsidiary of the Company; entered into a definitive agreement with the Bank. The agreements provide for the Bank’s origination of private student loans to qualified applicants participating in MRUL’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL or its affiliates and the sale by the Bank and purchase by MRUL of such student loans at par, i.e. no discount, and without recourse. The business purpose of the loan program and loan sale agreements between MRUL and the Bank allow MRUL to purchase student loans originated by a Federal Savings Bank. There are legal and regulatory advantages to MRUL for purchasing loans originated by a Federal Savings Bank that are not otherwise available to MRUL. The agreement between MRUL and the Bank is evidenced by a loan program agreement and a loan sale agreement both dated July 25, 2005. The agreements have a thirty-six (36) month term and are automatically renewable for up to two (2) successive terms of twelve (12) months.

There were no balances due to the Bank for origination of MRUL private student loans as of March 31, 2008 (unaudited) and June 30, 2007 (audited).

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

The balances due to the Bank for origination of MRUO and MRUF private student loans were $2,943,000 and $1,399,000 as of March 31, 2008 (unaudited) and June 30, 2007 (audited).

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

The original issue discount is amortized utilizing the effective interest method.  The Company recorded amortization expense of $57,009 related to deferred fees and note issuance costs in the nine month period ended March 31, 2008.

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
None

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

On June 28, 2007, the Company closed its first securitization of its private student loan assets. The transaction was accounted for as a sale of the $137.8 million of private student loans securitized. In connection with the sale, the Company booked a gain of $16.2 million based upon the excess of the proceeds and value of the Residual Interest received over the carrying value of the assets sold. On September 25, 2007, the Company sold an additional $32.4 million of private loans to the trust and booked a gain of $4.1 million. On November 29, 2007, the Company sold an additional $0.38 million of private loans to the trust. The Company values the retained Residual Interest at $9.3 million, all of which are referred to as the Company’s accounts receivable from the Securitization. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, other fees, and the principal and interest on the bonds backed by the student loans. The residual cash flows are expected to be received by the Company over approximately 28 years. The investors in the securitization trust have no recourse to the Company’s other assets should there be a failure of the student loans to pay when due.

The following table summarizes the Company’s securitization activity for the nine months ended March 31, 2008 and the fiscal year ended June 30, 2007.

($’s in Thousands)	Nine Months Ended March 31, 2008 (unaudited)				Fiscal Year Ended June 30, 2007 (audited)
	# of Sales	Amount of Loans Sold to Securitizations	Pre-Tax Gain	Gain %	# of Sales	Amount of Loans Sold to Securitizations	Pre-Tax Gain	Gain %
Private Student Loans	2	$32,851	$4,066	12.4%	1	$137,792	$16,205	11.8%
Federal Student Loans	0	0	0	0.0%	0	0	0	0.0%
Total Sales to Securitization	2	$32,851	$4,066	12.4%	1	$137,792	$16,205	11.8%

Key economic assumptions used in estimating the fair value of the Residual Interest at the date of securitization were as follows.

	Nine Months Ended March 31, 2008 (unaudited)		Fiscal Year Ended June 30, 2007 (audited)
	Private Student Loans	Federal Student Loans	Private Student Loans	Federal Student Loans
Annual Prepayment Rate (1)	7%	N/A	7%	N/A
Cumulative Default Rate (2)	4.5%	N/A	4.5%	N/A
Default Recovery Rate (3)	20%	N/A	20%	N/A
Weighted Average Life	9.0 yrs.	N/A	9.6 yrs.	N/A
Spread between LIBOR and Auction Rate Indices (4)	0.48%	N/A	0.01%	N/A
Discount Rate (5)	12%	N/A	12%	N/A

(1)	Annual Prepayment Rate is expressed on a lifetime basis, is applied after loans enter repayment, and is in addition to impact of defaults on collateral average life.

(2)	Cumulative Default Rate is the loan balance of defaulted student loans as a percentage of the aggregate principal balance of student loans upon entry into repayment.

(3)	Default Recovery Rate is the percentage of the defaulted loan balance that is recovered over time.

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

The following table summarizes cash flows received from or paid to the securitizations trust during nine months ended March 31, 2008 and the fiscal year ended June 30, 2007.

($’s in Thousands)	Nine Months Ended March 31, 2008 (unaudited)	Fiscal Year Ended June 30, 2007 (audited)
Net proceeds from sales of loans to securitizations	$32,923	$138,095
Repurchases of securitized loans due to delinquency	0	0
Cash distributions from trusts related to Residual Interests	0	0

Residual Interest in Securitized Receivables

The following table summarizes the fair value of the Company’s Residual Interests (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those Securitizations as of March 31, 2008 and June 30, 2007.

($’s in Thousands)	As of March 31, 2008 (unaudited)		As of June 30, 2007 (audited)
	Private Student Loans	Federal Student Loans	Private Student Loans	Federal Student Loans
Fair value of Residual Interests	$9,263	N/A	$11,192	N/A
Underlying securitized loan balance	$170,835	N/A	$137,828	N/A
Weighted average life	8.7 yrs.	N/A	9.6 yrs.	N/A
Annual Prepayment Rate	7%	N/A	7%	N/A
Cumulative Default Rate	4.5%	N/A	4.5%	N/A
Default Recovery Rate	20%	N/A	20%	N/A
Spread between LIBOR and Auction Rate Indices (1)	0.72%	N/A	0.01%	N/A
Discount Rate	12%	N/A	12%	N/A

(1)
Spread between LIBOR and Auction Rate Indices is the weighted average spread over the life of the transaction. As of March 31, 2008, the Company assumes that its auction rate notes will continue to price at or near the maximum rate (LIBOR + 1.50% for AAA-rated securities and LIBOR + 2.50% for A-rated securities) for another 18 and 24 months for the AAA-rated and A-rated securities, respectively, and then gradually decline to a spread over LIBOR that is lower than the maximum rate but higher than historical auction rate pricing.

The following table summarizes the changes in our estimate of the fair value of the Residual Interest for the nine months ended March 31, 2008.

($’s in thousands)		Nine months ended March 31, 2008

Fair value at beginning of period		$11,192
Additions from new securitzations	1,993
Accretion of interest income	1,105
Reversal of unrealized gain in other comprehensive income	(2,757)
Impairment recorded in Securitizaton Income/(Loss), net	(2,270)
Net change		(1,929)

Fair value at end of period		$9,263

The following table summarizes the sensitivity of the value of the Residual Interest to variations in the key economic assumptions described above as of March 31, 2008.

($’s in Thousands)	Percentage Change in Assumptions		Residual Balance	Percentage Change in Assumptions
	Down 20%	Down 10%		Up 10%	Up 20%
Annual Prepayment Rate
Residual Balance	$9,648	$9,472	$9,263	$9,061	$8,867
% Change	4.55%	2.25%		(2.18%)	(4.28%)
Cumulative Default Rate
Residual Balance	$9,972	$9,616	$9,263	$8,916	$8,570
% Change	7.65%	3.81%		(3.75%)	(7.48%)
Default Recovery Rate
Residual Balance	$9,124	$9,193	$9,263	$9,334	$9,403
% Change	(1.50%)	(0.75%)		0.76%	1.52%
Discount Rate
Residual Balance	$10,934	$10,057	$9,263	$8,542	$7,887
% Change	18.04%	8.57%		(7.78%)	(14.86%)

($’s in Thousands)	Percentage Change in Assumptions		Residual Balance	Percentage Change in Assumptions
	Tighten 25 basis points	Tighten 10 basis points		Widen 10 basis points	Widen 25 basis points
Spread between LIBOR and Auction Rate Indices
Residual Balance	$11,468	$10,175	$9,263	$8,440	$7,211
% Change	23.80%	9.84%		(8.89)%	(22.16)%

These sensitivities are hypothetical and should be used with caution. The effect of each change in assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in key assumptions may differ from the sum of the individual effect above.

The table below shows the Company’s off-balance sheet private student loan delinquency trends as of March 31, 2008 and June 30, 2007.

($’s in Thousands)	As of March 31, 2008		As of June 30, 2007
Loans in-school /grace/deferment (1)	$119,814		$109,778
Loans in forbearance (2)	3,709	7.3%	789	2.8%
Loans in repayment
Current	43,653	85.6%	26,763	95.4%
Delinquent 31-60 Days (3)	1,352	2.7%	409	1.5%
Delinquent 61-90 Days	791	1.6%	87	0.3%
Delinquent 91 Days or More	1,515	3.0%	0	0.0%
Total Loans in repayment and forbearance	$51,020	100.0%	$28,048	100.0%
Total off-balance sheet private student loans	$170,835		$137,828

(1)
Loans for borrowers who are not required to make payments because they are still in or have returned to school, have recently graduated, or are in other valid non-repayment statuses (e.g., military service, medical /dental residency, etc.).

(2)	Loans for borrowers who have entered repayment but have requested a moratorium on making payments due to economic hardship or other factors, in keeping with established program guidelines.

(3)	Delinquency is the number of days that scheduled payments are contractually past due.

NOTE 17 -	RESTATEMENT

The Company is restating the condensed consolidated statements of operations and cash flows for the nine months ended March 31, 2007.

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

The impact on the condensed consolidated statement of operations for the nine months ended March 31, 2007 is as follows:

•	Depreciation and amortization has been increased by $1,519,895, from $2,514,991 to $4,034,886.
•	Loss applicable to common shares has increased $1,519,895, from $(27,974,213) to $(29,494,108).
•	Net loss per basic and diluted shares has increased $0.08 from $(1.52) to $(1.60).

Net loss, and depreciation and amortization as reported in the condensed consolidated statement of cash flows for the nine months ended March 31, 2007 have been restated as described above.

NOTE 18 -	SUBSEQUENT EVENTS

Subordinate Student Loan Auction Rate Bond Auction Failures

Since March 31, 2008, the two auctions that have been held for the subordinate, single-A-rated auction rate notes in the Company’s securitization have failed (i.e., there was no clearing bid from investors and the broker-dealer did not otherwise provide a clearing bid). The economic impact of the failure of the subordinate, single-A-rated auction rate note auctions has been immaterial as the bonds had previously been pricing at very close to the maximum rate (LIBOR + 2.50%), where they priced upon the failure of the auction. The senior, triple-A-rated auction rate notes in the Company’s securitization have never experienced an auction failure but continue to price very near at the maximum rate (LIBOR + 1.50%).

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

As of March 31, 2008, the Company’s managed private student loan portfolio had the following characteristics:

	Off Balance Sheet Portfolio	Balance Sheet Portfolio	Total Managed Portfolio
Number of Loans	11,700	7,563	19,263
Aggregate Loan Balance	$170.8 million	$104.5 million	$275.3 million
Weighted average Qualifying FICO ™	718	711	715
Percentage of loans with co-borrowers	64%	73%	67%
Percentage of Loans with a borrower who is attending a graduate or professional school	37%	31%	35%
Weighted average federal cohort default rate for the schools attended by borrowers	2.1%	2.2%	2.2%

We began originating student loans in June 2005, so our performance history is limited. Currently, approximately 25% of the managed private student loan portfolio has entered repayment. For the last twelve months, 30+ days delinquencies as a percentage of repayment eligible loans has averaged 5.3%, and loans in forbearance as a percentage of repayment eligible loans has averaged 3.3%. These performance statistics are substantially better than industry average for private student loans.

The increase in delinquencies and forbearance that has occurred in the last three months is typical for student loan portfolios. In general, there is an annual seasonal bump in negative performance in January due to a newly graduating class entering repayment, of which many may be late due to servicer delays in locating borrowers who have moved from school to another address post graduation. As illustrated in the chart below, delinquencies have been declining since their peak in January.

Managed Private Loan Portfolio Credit Performance

10.00%
9.00%
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
% of Repayment Eligible Loans
Jul-06
Aug-06
Sep-06
Oct-06
Nov-06
Dec-06
Jan-07
Feb-07
Mar-07
Apr-07
May-07
Jun-07
Jul-07
Aug-07
Sep-07
Oct-07
Nov-07
Dec-07
Jan-08
Feb-08
Mar-08
Delinquencies as a % of Repayment Eligible Loans
Forbearance as a % of Repayment Eligible Loans

In addition to our unique underwriting methodology, we take a highly focused approach to our marketing while maintaining one of the most diverse sourcing channels in the industry. Of the approximately 6,500 accredited institutions of higher education in the United States, we focus on a targeted subset of approximately 3,000 undergraduate and professional graduate institutions. The professional graduate disciplines that we target include law, business administration, engineering and medicine. These criteria define our lending and marketing methods. We believe that this targeted approach will consistently yield the optimal mix of attractive pricing, acceptable credit risk and a sufficiently deep base of potential customers. We use a highly diverse approach to sourcing potential customers which we believe will create more sustainable distribution channels than our competitors. Our direct marketing channels include print advertising campaigns, direct mail campaigns, radio campaigns, Internet marketing campaigns and our branded MyRichUncle® web site: www.MyRichUncle.com. We also employ co-branded direct marketing, leveraging our marketing agreements with The Princeton Review™ and STA Travel™ to reach further customers. In addition, we have developed indirect origination sources including referrals from third party referral companies for whom we may provide a private labeled set of student loan products. In the future, we intend to leverage our Embark subsidiary’s access to college-bound students and their parents who utilize Embark’s internet admissions portal, Embark.com, to apply to colleges on-line. As of March 31, 2008, Embark.com has generated over 375,000 opt-ed in customers who are interested in being provided a variety of products relevant to college bound students, ranging from discounted student travel, marketing from schools who wish to attract students with their particular characteristics and financing for attending college. Embark.com’s opt-ed in customer base to date represents approximately 20% of the total number of students applying to college each year. Equipped with our unique credit model, our focused marketing and diverse distribution channels, we believe we are well positioned to grow in the market for higher education products and services.

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

In the first quarter of fiscal 2008, we originated a record number of loans aggregating approximately $129.0 million in our private and federal student loan programs. For the quarter ending March 31, 2008, we originated approximately $42.8 million in our private and federal student loan programs. The current fiscal year volume (through nine months) of approximately $230.2 million represents 92% growth compared to the comparable period in the prior fiscal year, when we originated approximately $119.8 million in our private and federal student loan programs. Additionally, as we add to our product offerings, we expect that new products will be additive to our results and as we introduce them in any given quarter that particular quarter could also have variations when compared to the comparable quarter in previous years.

Student Loan Originations
($’s in Millions)

	FY 2008			FY 2007
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Private Student Loans	$27.0	$33.1	$72.4	$24.8	$24.1	$22.1	$31.8
Preprime™ Student Loans	14.0	20.0	34.0	9.2	9.7	10.6	13.8
Federal Student Loans	1.8	5.4	22.5	0.6	3.5	2.4	1.8
Total Student Loan Originations	$42.8	$58.4	$129.0	$34.6	$37.3	$35.1	$47.4
Note: Totals may not sum due to rounding.

We generate operating revenues from: interest accrued and origination fees on our student loan portfolio, origination and management fees paid to us by the EEF I, LLC for the generation and management of PreprimeTM loans, and subscription and service revenues from our online college application business. Gains from the sale or Securitizations of portfolios of our student loans are recorded in Non-Interest Income.

Our earnings and growth in earnings are directly affected by the size of our portfolio of student loans, the interest rate characteristics of our student loan portfolios, and the costs associated with originating, financing, and managing our student loan portfolios. Our income is primarily generated by Securitization income and interest income, or net interest earned on our student loan portfolios. Our quarterly revenue, operating results and profitability vary and may continue to vary on a quarterly basis, primarily because of the timing and volume of the loans we originate and because of the timing, size and structure of any Securitizations we may execute.

In June 2007, we completed our first Securitization of private student loans. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. The debt instruments that the trust issues to finance the purchase of these student loans are obligations of the trust, and not obligations of the Company. On a going forward basis, we plan to either sell or securitize student loan portfolios, which will generate a gain on sale for us for this asset. The timing of such an event is dependent on several factors, including but not limited to the following: the size of our student loan portfolios, our financial ability to hold this asset, the market at the time of the transaction for this asset class, and our ability to support the requirements for a sale or securitization transaction. We are currently working on a Securitization that we plan to execute, subject to market conditions, prior to the conclusion of the current fiscal year on June 30, 2008.

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

For the quarter ended March 31, 2008, the Company adjusted its auction rate assumptions used to value its Residual Interest in its securitization, leading to a $2.4 million reduction in the value of its residual, which resulted in a $0.1 million adjustment to other comprehensive income and a $2.3 million write-down, recorded as a negative Securitization Income. Despite the fact that the Company’s securitization’s senior, triple-A auction rate notes have not had a failed auction and the subordinate, single-A notes have only recently experienced their first failed auctions, due to the general dislocation of the student loan auction rate market in general, we have extended the period through which the auction rate securities would price at the maximum rate through the next 18 to 24 months and assumed that rates would thereafter decline over 18 to 24 months to a rate in excess of the levels that the Company’s securities priced at the inception of the transaction. We do not believe that such markets will remain dislocated forever. Logically speaking, if in the future the spreads on term asset backed securities fall below the maximum rates at which auction rate notes are pricing now, we believe that investor demand for such assets should be rekindled at such time. We believe that this process will be aided by the fact that the broker-dealers who conduct the auctions are required by the terms of their contract to continue to hold an auction every 28 days. Our valuation of our residual assumes that this normalization may begin to occur in 18 to 24 months. The table below illustrates how the valuation of our residual might change if such normalization took more or less time to occur.

Months at Maximum Rate for AAA’s	6	12	18	24	30
Months at Maximum Rate for A’s	12	18	24	30	36
Residual Valuation ($’s in Millions)	$10.9	$10.0	$9.3	$8.6	$7.9

 Interest income is primarily impacted by the size of the portfolio and the Company’s management of its portfolio for defaults and delinquencies. Since the Company’s private student loan portfolio floats with LIBOR either monthly or quarterly, the Company feels it has very limited interest rate exposure on this asset. Post-origination, the private student loan portfolio is most affected by rates of default, delinquencies, recoveries, and prepayments. The Company originated its first private student loan in June 2005, so its portfolio is not highly seasoned.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2008, COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2007

INTEREST INCOME The Company’s interest income is comprised of interest income on the private and federal loan portfolios and the accrual of interest income on the Residual Interest from the Company’s Securitization. Total interest income increased by $1,769,000: $7,450,000 for the nine months ended March 31, 2008 compared to $5,681,000 for the nine months ended March 31, 2007. This increase is primarily attributable to the increase in federal student loan volume and the Residual Interest income from the securitization. Federal student loan interest income increased to $870,000 for nine months ended March 31, 2008 compared to $104,000 for the nine months ended March 31, 2007. The interest income on the Residual Interest totaled $1,105,000 for the nine months ended March 31, 2008.

INTEREST EXPENSE The total interest expense increased to $5,733,000 for the nine month period ended March 31, 2008 compared to $4,146,000 for the nine month period ended March 31, 2007. Facility interest and origination bank costs increased by 21% from $4,139,000 to $4,989,000 for the nine month periods ended March 31, 2007 and 2008, respectively. The Other Interest Expense of $744,000 for the nine month period ended March 31, 2008 is comprised of interest costs related to the Senior Secured Notes detailed in Note 12 of the Notes to the Financial Statements.

NON-INTEREST INCOME The Company’s non-interest income is primarily comprised of income from the Securitization as well as the subscription and service revenue fees from the Company’s Embark subsidiary, an online college admissions application business acquired by the Company in February 2007. Securitization income (net) totaled $1,795,000 for the nine month period ended March 31, 2008 which was generated by the Company’s sale in the six months ended December 31, 2007 of the second and third pools of loans to the securitization trust established in June 2007, and reduced by impairment write-downs of the Company’s Residual Interest in its Securitization trust that were recorded for the three-months ended March 31, 2008. Subscription and service revenue, primarily from the Company’s Embark subsidiary, was $4,275,000 for the nine months ended March 31, 2008 compared to $722,000 for the nine months ended March 31, 2007. Origination processing fees generated by the Company’s origination of PrePrimeTM loans for EEF I, LLC increased 93% to $680,000 for the nine months ended March 31, 2008 compared to $353,000 from the comparable period a year ago, proportionate with the growth in origination volume.

NON-INTEREST EXPENSE The Company’s total non-interest expense increased by 39% to $38,337,000 for the nine month period ended March 31, 2008 over the same period for 2007. Not including the expenses for the Company’s Embark subsidiary, the Company’s non-interest expense increased by 13% to $30,515,000 for the nine month period ended March 31, 2008 over the same period for 2007. This compares favorably with the 92% increase in loan originations for the same period, demonstrating the scale that the Company’s business model is achieving.

Corporate general and administrative expenses increased from $7,128,000 for the nine month period ended March 31, 2007 to $12,284,000 for the nine month period ended March 31, 2008, out of which $1,821,000 of the corporate G&A expenses are related to the Embark subsidiary. The 47% increase in non-Embark related corporate general and administrative expenses is primarily due to the increase in the size of the organization and the additional employees thus an increase in salaries and stock compensation. Stock compensation expense totaled $2,787,000 of the total corporate general and administrative expense. The Company also moved to a larger corporate office and the rent expense increased by $692,957 over the same period in 2007.

Sales and marketing expense for the nine month period ended March 31, 2008 totaled $9,541,000 compared to $8,023,000 for the same period in 2007. This increase is primarily due to sales and marketing expenses for the Embark subsidiary in the amount of $1,752,000. Not including Embark, the Company’s sales and marketing expenses was $7,789,000, approximately equal to the amount expended in the same period of 2007, which compared to a growth of 92% in loan originations, indicates increasing scalability of the Company’s brand and marketing activities.

Operations expense increased from $3,751,000 for the nine month period ended March 31, 2007 to $5,380,000 for the same period in 2008. The 43% increase in operations expenses should be compared to the 92% increase in the Company’s loan volume for the period, which indicates that our customer service and origination processing functions are evidencing increased efficiency.

The cost of subscription and service revenue of $1,379,000 is associated with costs related to the processing of admissions applications at the Company’s Embark subsidiary. The increase of $796,000 in referral marketing costs (from $725,000 for the nine month period ended March 31, 2007 compared to $1,521,000 for the same period in 2008) is proportionate with increased origination of private student loans by the Company’s private label marketing partners. Legal expenses increased by $565,000 in 2008 due to legal documentation related to the renewal and expansion of credit facilities.

Depreciation and amortization expense was $2,476,000 in the nine months ended March 31, 2008 compared to $4,035,000 in the nine months ended March 31, 2007. The decrease is primarily due to the deferred financing fees related to the MLBU and Nomura credit facilities, which were fully amortized as of June 30, 2007.

NET LOSS For nine months ended March 31, 2008, the Company incurred a net loss applicable to common shares of $35,121,000, or $1.22 per share compared to a net loss of $29,494,000, or $1.60 per share for the nine months ended March 31, 2007. The weighted average number of shares outstanding for nine months ended March 31, 2008 was 28,880,000 shares compared to 18,401,000 shares for the nine months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES  As of March 31, 2008, the Company had $325 million of warehouse line capacity to fund its private and federal student loan originations, $125 million from Merrill Lynch Bank USA and $200 million from DZ Bank AG. The Company is currently in discussions with Merrill Lynch regarding the potential to renew the line before July 15, 2008. The Company’s DZ Bank facility is a five-year facility that does not come up for renewal until April 2012.  The Company is holding discussion with other banks regarding the additional warehouse lines or whole loan sales, which would increase its loan origination capacity. Additionally, the Company is currently working on structuring a securitization which will allow it to refresh its existing warehouse line capacity.

CASH AND CASH EQUIVALENTS AND ACCOUNTS RECEIVABLE As of March 31, 2008, the Company had unrestricted cash and cash equivalents of $17,223,000, restricted cash of $2,652,000, and accounts receivable of $665,000 compared to unrestricted cash of $11,606,000, restricted cash of $3,154,000, and accounts receivable of $1,979,000 as of June 30, 2007. $2.1 million of the March 31, 2008 balance of restricted cash is security for the Company’s subsidiaries’ loan purchase and sale agreements with the Bank which fluctuates with the volume of the loans originated. Accounts receivable are related to business activity generated by our Embark subsidiary.

The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s uninsured cash balances were $17,852,000 and $13,507,000, respectively; for the nine months ended March 31, 2008 and year ended June 30, 2007.

STUDENT LOAN RECEIVABLES As of March 31, 2008; the Company had a balance of private student loans receivables (net of reserves) of $103,649,000 compared to $5,441,000 as of June 30, 2007. The amount on the Company’s balance sheet increased as a result of the increased loan volume during the months of July through March, reduced by the sale of approximately $32.8 million of loans into the Company’s securitization transaction.

At March 31, 2008, the Company had a balance of $36,407,000 of federal student loan receivables compared to $7,395,000 at June 30, 2007. The Company launched its federal student loan program in fiscal 2007.

FIXED ASSETS At March 31, 2008 the Company had $1,957,000 of net fixed assets compared to $1,553,000 at June 30, 2007. The increase is mainly due to additional technology spending at the Company’s Embark subsidiary.

OTHER ASSETS At March 31, 2008, the Company had $13,706,000 in other assets compared to $11,873,000 at June 30, 2007. Other assets primarily include security deposits, intangibles, goodwill and deferred financing fees. Security deposits were $1,013,000 at March 31, 2008 associated with the Company’s leases for office space and loan servicing contracts. The intangible assets and goodwill total $8,084,000 at March 31, 2008 and are mainly related to the TPR transaction (described in Note 5 to the Condensed Consolidated Financial Statements). The deferred financing fees (net of amortization) total $2,198,000 at March 31, 2008.

LIABILITIES Total liabilities were $162,814,000 at March 31, 2008 compared to $21,459,000 at June 30, 2007. The increase is primarily due to additional borrowing on the MLBU and DZ lines for funding of loan originations. Client deposits and deferred contract revenues were $4,809,000 related to prepaid annual school contracts and application fees collected on behalf of client schools generated by our Embark subsidiary. As of March 31, 2008, the Company had $1,948,000 in accounts payable and $2,510,000 in accrued expenses, compared to $3,835,000 and $458,000, respectively as of June 30, 2007.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	$0.8 million	$0.2 million	$0.5 million	$0.1 million	$0
Operating Lease Obligations	$14.3 million	$2.3 million	$4.5 million	$3.9 million	$3.6 million
Unconditional Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Obligations	$11.2 million	$0	$11.2 million	$0	$0
Total Contractual Cash Obligations	$26.3 million	$2.5 million	$16.2 million	$4.0 million	$3.6 million

The Company leases office equipment and corporate space under leases with terms between one and seven years. The capital lease obligations are related to Embark's leasing of fixed assets. Monthly payments under the current operating leases range from $200 to $142,375; the monthly rent on the Company’s headquarters increases to $150,750 after the first three years. The Company is required to pay its pro rata share of costs related to certain of the leased facilities. The Other Long-Term Obligations includes the Senior Secured Notes detailed in Note 12 - Senior Secured Notes, which had a three-year term.

Commercial Commitments

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lines of Credit	$325.0 million	$125.0 million	$0	$200.0 million	$0
Standby Letters of Credit	$0	$0	$0	$0	$0
Guarantees	$0	$0	$0	$0	$0
Standby Repurchase Obligations	$0	$0	$0	$0	$0
Other Commercial Commitments	$2.9 million	$2.9 million	$0	$0	$0
Total Commercial Commitments	$327.9 million	$127.9 million	$0	$200.0 million	$0

The Company has a renewable $125 million credit facility with MLBU, terms of which are described in the Notes to the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q. The Company had an outstanding balance of $112,924,000 on its credit facility with MLBU at March 31, 2008 and $11,711,000 at June 30, 2007. The Company has a $200 million credit facility with DZ Bank AG’s conduit, Autobahn Funding Company LLC (“DZ Bank”), terms of which are described in the Notes to the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q. The Company had an outstanding balance of $19,702,000 with DZ Bank at March 31, 2008. During fiscal 2007, the Company paid off the Nomura credit facility. The Company’s subsidiaries have loan purchase and sale agreements with Doral Bank and at March 31, 2008, the Company had total commitments to Doral Bank of $2,943,000 compared to $1,399,000 at June 30, 2007.

OFF-BALANCE SHEET ARRANGEMENTS/TRANSACTIONS

We securitized student loans through a bankruptcy remote, qualified special purpose trust. See “Summary of Significant Accounting Policies - Securitization Accounting” for a discussion of our determination to not consolidate the securitization trust.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

The Company’s Management and Discussion and Analysis of Financial Condition and Results of Operations section discusses its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. On an ongoing basis, management evaluates its estimates and judgments, including but not limited to those related to revenue recognition, accrued expenses, financing operations, contingencies, and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Such estimates may be the most significant accounting estimates inherent in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. These accounting policies are described and disclosed in relevant sections in this discussion and analysis and in the notes to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

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

Important factors that we believe might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in Item 1A of Part II of this Form 10-Q. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Risks Related to Cash and Cash Equivalents

We have market risk exposure related to changes in interest rates applicable to our cash and cash equivalents. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. As of March 31, 2008, cash and cash equivalents consisted primarily of highest-rated money market funds investing in government and implicitly government backed securities, bank demand deposits which are immediately available and certificates of deposit of up to 7-days maturity. As a result, we do not believe a change in interest rates would have a material impact on the fair value of cash and cash equivalents.

Risks Related to Student Loans held for Sale

We also have market risk exposure to our student loans held for sale. Our loans held for sale at March 31, 2008, consisted of $106.5 million of private student loans and $36.4 million of federal student loans. Our loans held for sale are recorded at lower of cost or market. Since all of our student loans are floating rate and are financed using floating rate liabilities, we do not believe that a change in interest rates would materially impact the value of the loans. The value of the loans is primarily sensitive to credit spreads associated with the cost of financing such loans, whether on a short term basis or long term through securitization.

Risks Related to Residual Interests in Securitization

Because there are no quoted market prices for our Residual Interests, we use discounted cash flow modeling techniques and various assumptions to estimate their values. We base these estimates on the individual terms of the loans, borrower and co-borrower credit characteristics, the federal cohort default rate as reported by the U.S. Department of Education for the institution attended, the borrower’s programs of study, industry data regarding the performance of other private student loans, the terms of the Securitization and the expected cost of funds. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auctions rates, as well as decreases in default recovery rates, would have a negative effect on the value of our residuals. For an analysis of the estimated change in residual receivables balance at March 31, 2008 based on changes in these loan performance assumptions, see Note 16 in the Notes to the condensed consolidated financial statements contained in this quarterly report on Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified  by Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Except with respect to the risk factors titled:

(i)	“Our assumptions regarding the future cost of funding of auction rate notes are highly uncertain and greatly affect the valuation of our residual interest in our securitization,”
(ii)
“Proposed changes to GAAP Accounting by the Financial Accounting Standards Board, if passed in the future, could make it more difficult to account for a securitization transaction as a sale of assets, which could prevent us from recognizing a gain from such transaction” and

(iii)	“The growth of our business could be adversely affected by changes in federal student loan programs or expansions in the population of students eligible for loans under federal student loan programs”

which have been added since the filing of our annual report on Form 10-KSB for the year ended June 30, 2007, and the risk factor titled:

(i)	“Our business could be adversely affected if our student loan servicers fail to provide adequate or timely services or if our relationship with a servicer terminates”,

which we have made material changes to as compared to the version disclosed in our annual report on Form 10-KSB for the year ended June 30, 2007, there have been no material changes to the risk factors previously disclosed in our annual report on Form 10-KSB for the year ended June 30, 2007. In addition to the other information discussed in this quarterly report on Form 10-Q, please consider the risk factors provided below which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

We have a history of losses and, because we expect our operating expenses to increase in the future, we may not be profitable in the near term, if ever.

We have accumulated net operating loss deficits of $116.7 million through March 31, 2008. The fourth quarter of the 2007 fiscal year, in which we had net income of $0.8 million, was our first and, thus far, only profitable quarter due to the securitization. There can be no assurance that we will generate net income for our stockholders on a consistent basis.

We expect to generate a significant portion of our income from gains on the sale of our student loans to securitizations; our financial results and future growth would be adversely affected if we are unable to securitize.

Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities backed by those loans. We completed our first securitization in June 2007, in which we recognized a gain of $16.2 million from the sale of $137.8 million of private student loans to a trust established by us; in September 2007, we sold $32.4 million of additional private student loans to the trust and recorded a gain of $4.1 million; in November 2007, we sold $0.38 million of additional private student loans to the trust without gain. We intend to continue to securitize our student loans from time to time as sufficient volumes of loans are originated to efficiently execute such transactions. The amount of gain we will recognize from these securitizations will be affected by the timing, size and structure of the securitization transactions, as well as the composition of the loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments and the cost of funds. Because we expect the gain on sale of student loans to securitizations to comprise a significant portion of future income, the size and timing of such transactions will greatly affect our quarterly results. Until such time as we originate sufficient volume to efficiently securitize loans every quarter, our income will vary significantly from one quarter to the next depending upon whether a securitization is executed in a given quarter or not.

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

Our assumptions regarding the future cost of funding of auction rate notes are highly uncertain and greatly affect the valuation of our residual interest in our securitization.

Our securitization trust issued auction rate notes to finance, in part, the purchase of student loans. Interest rates for the auction rate notes are determined from time to time at auctions. We use a spread over LIBOR to project the future cost of funding of the auction rate notes issued by the trust in determining the value of our service receivables.

Historically, the spread over LIBOR that we used to estimate the future cost of funding was based on historical trends, then current auction rates for each trust and assumptions for future auction rates. During the second quarter of fiscal 2008, material deterioration of the debt capital markets resulted in actual auction rates that trended significantly higher than the rates we had assumed in the past. We also concluded that the higher actual auction rates would persist, resulting in a greater spread over LIBOR, for a longer period of time than we had previously estimated. Our assumption with regard to future auction rates, like our other key valuation assumptions, requires our subjective judgment and is susceptible to change.

The interest rate on each outstanding auction rate note is limited by a maximum rate. The maximum rate is the least of three rates: a floating interest rate (generally one month LIBOR plus a margin), a fixed interest rate and the maximum legally permissible rate. The margin applicable to the floating interest rate is dependent upon the then current ratings of the notes subject to an auction. If the notes are downgraded, the applicable margin, and the maximum floating rate, would increase. If the interest rate determined pursuant to the auction procedures would exceed the maximum rate, the interest rate for the applicable interest period would be set at the maximum rate, but the amount of the “excess” interest would accrue as “carryover interest.” A noteholder’s right to receive carryover interest is superior to our residual interest in the securitization trust. As a result, our projected cash releases from the securitization trust that have issued auction rate notes, including the timing of receipt, could be materially adversely affected by increased costs of funding of auction rate notes, including the extent to which the trust accrues carryover interest.

Broker-dealers may submit orders in auctions for their own account. As a result of such bidding, a broker-dealer may prevent a failed auction, or the interest rate resulting from an auction may be lower than the rate that would have prevailed had the broker-dealer not bid. A failed auction occurs when an existing owner does not have its notes purchased through the auction procedures because the amount of notes submitted for sale exceeds the amount of purchase orders. Broker dealers, which have served as underwriters of our securitization, have bid, and may continue to bid, in auctions relating to our trust’s auction rate notes. These bids in the past have both prevented failed auctions and supported interest rates determined at auction. Broker-dealers have no obligation to submit orders in auctions, and to the extent broker-dealers do not submit such bids in the future, the interest rates on our trusts’ auction rate notes could be higher than they have been historically, including higher than the maximum rate, which would result in carryover interest, and there could be failed auctions for such notes.

As of March 31, 2008, we had not had any failed auctions.  However, since that time two of the auctions of our single-A rated auction rate notes have failed.  These auctions may continue to fail and there can be no assurance that the auctions of our triple-A rated auction rate notes will not fail in the future, given that triple-A auction rate securities of other student loan issuers have been experiencing auction failures since February 2008.  Because the auctions of our single-A rated auction rate note failed, their interest rate was set at the maximum rate for their rating category, which is one-month LIBOR plus 2.50%.  While our triple-A rated auction rate notes have not experienced a failed auction, they have been pricing at very nearly the maximum rate for their rating category, which is one-month LIBOR plus 1.50%.  During the third quarter of fiscal 2008, we revised our assumption with regard to the future cost of funding of auction rate notes. We assumed at March 31, 2008 that all outstanding auction rate notes will continue to bear interest at the current spreads over one-month LIBOR for 18 months in the case of AAA/Aaa-rated securities and 24 months in the case of A2/A-rated securities and thereafter decline over 18 and 24 months, respectively, to spreads that are lower but higher than historical levels for auction rates.  As a result, during the third quarter of fiscal 2008, we decreased the estimated fair value of our securitization receivable by $2.4 million. See Note 16 - Securitization to the condensed consolidated financial statements

Illiquidity as a result of failed auctions in the future could result in higher interest rates determined by future auctions, derogatory rating agency action, including ratings downgrades, and impairment charges by the holders of the outstanding auction rate notes, each of which could materially adversely affect future demand for auction rate notes.

Proposed changes to GAAP Accounting by the Financial Accounting Standards Board, if passed in the future, could make it more difficult to account for a securitization transaction as a sale of assets, which could prevent the Company from recognizing a gain from such transactions.

The Company has securitized student loans through a qualified special purpose, bankruptcy remote trust.  We do not consolidate the financial results of the trust with our own financial results.  See Note 2 “Summary of Significant Accounting Policies - Securitization Accounting” for a discussion of our determination to not consolidate the securitization trust.

On April 2, 2008, the Financial Accounting Standards Board (FASB) held a board meeting to discuss the FASB staff recommendation to amend the criteria under which securitizations of financial assets can be treated as sales off-balance sheet and thus allow for the recognition of a gain- or loss-on-sale, as governed by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. A majority of the board agreed with FASB staff recommendations to increase the standard that must be met for sale treatment of securitized financial assets. The process of amending Financial Accounting Standards can be lengthy and generally involves input from companies that could be affected by the proposed changes. When or if such proposed amendment is made, or the exact implications of the final version cannot be predicted. While such an amendment, if it were to come about, would not prevent the Company securitizing its assets, it could potentially, depending upon the final version, require the Company to account for the securitization transaction as a financing rather than a sale, which would prevent the recording of a gain. Such a change, if it were to come to pass, could have a significant impact on the Company’s planned recognition of revenue, causing the Company to recognize income on the loans it had originated over the life of the assets rather than having a significant gain recorded at the time of securitization and trailing residual income thereafter.

In connection with our recognition of revenue from securitization transactions, if the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

In our securitization, we have the right to receive any excess cash flow generated by the trust that is not needed to pay the trust’s liabilities. This right to future cash flow is referred to as a “residual” interest. We have recorded the residual as a receivable on our balance sheet at our estimate of its fair value. Because there are no quoted market prices for our residual receivable, accounting rules require that we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. We have estimated the fair value initially and will estimate the fair value in each subsequent quarter and reflect the change in our estimate of fair value in the other comprehensive income component of stockholders’ equity for that period. Our key assumptions to estimate the fair value include prepayment and discount rates, interest rates and the expected defaults from the underlying securitized loan portfolio and the recoveries thereon. If the actual performance of the securitization trust varies from the key assumptions we use, the actual residuals that we receive from the trust could be significantly less than reflected in our current financial statements, and we may incur a material negative adjustment to our earnings in the period in which our assumptions change. In addition, our securitization yields, or our residuals from a new securitization transaction expressed as a percentage of the total principal and accrued interest securitized, realized on future securitized transactions could decrease if the actual performance of the securitization trust varies from the key assumptions we have used. In particular, economic, regulatory, competitive and other factors affecting prepayment, default and recovery rates on the underlying securitized loan portfolio, including full or partial prepayments and prepayments as a result of loan consolidation activity, could cause or contribute to differences between the actual performance of the securitization trusts and our key assumptions.

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

Due to continuing disruptions in the credit markets precipitated by the subprime mortgage crisis and the credit and liquidity problems of other student loan finance companies, banks have grown significantly more conservative in their lending practices. Given the dramatic change in the overall credit environment and economy, we are not able to predict the terms, if any, under which our existing lenders would renew our credit facilities. In anticipation of this outcome, we have begun discussions with a number of other banks to broaden our warehouse funding channels and to ensure competitive economic terms. However, no assurance can be given that our efforts to secure additional credit facilities on the same or more favorable terms will prove successful.

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

All of our student loans are serviced by third-parties. This arrangement allows us to increase the volume of loans without incurring the overhead investment in servicing operations. Our reliance on external service providers for loan servicing subjects us to risks associated with inadequate or untimely services, such as inadequate notice of developments in prepayments, delinquencies and defaults. A substantial increase in these rates could adversely affect our ability to access profitably the securitization market and the value of our residual receivables. Because securitization involves the creation of a new legal entity to become the owner of the loans, our servicers must execute a new servicing contract with the new legal entity. Generally, we would expect that these new contracts would mirror the terms of the existing servicing contracts, but it is possible that the servicer could demand alternative terms that could make it more difficult to securitize our loans. In such a circumstance, we might conclude that we should transfer servicing to another servicer in order to maximize the liquidity of our assets. In addition, if our relationship with any third-party servicer terminates, we would need to transfer servicing to another third-party servicer of student loans, which could be time consuming and costly. In such event, our business could be adversely affected.

The growth of our business could be adversely affected by changes in federal student loan programs or expansions in the population of students eligible for loans under federal student loan programs.

More than 90% of our loan volume comes from private student loans originated to finance post-secondary education.  The availability and terms of loans that the federal government originates or guarantees affects the demand for private student loans because students and their families often rely on private loans to bridge a gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans that any student can receive and determines the criteria for student eligibility. These guidelines are generally adjusted in connection with funding authorizations from the United States Congress for programs under the Higher Education Act. The Deficit Reduction Act of 2005 increased amounts that first and second year college students may borrow and made Parent Loans for Undergraduate Students, or PLUS, loans available to graduate and professional students. The loan limit increases took effect July 1, 2007 while most other provisions took effect July 1, 2006. Recent federal legislation has sought to expand federal grant and loan assistance, which could weaken the demand for private student loans. In addition, legislation such as the College Cost Reduction and Access Act of 2007 has significantly reduced the profit margins of traditional providers of federal loans, which could result in increased competition in the market for private student loans, which could adversely affect the volume of private loans and securitization transactions and, as a result, the growth of our business. Bills recently passed by the U.S. Senate and the House of Representative, intended to inject liquidity into the student loan asset-backed securitization market, would enable the Department of Education to buy only federally guaranteed student loans, not private student loans. On May 7, 2008, the President signed into law the “Ensuring Continued Access to Student Loans Act of 2008,” which contains provisions which might adversely impact the demand for private educational loans, availability and flow of funds for private educational loans, and our liquidity position. Among other things, the Act:

•
permits a parent borrower under the federal PLUS Loan program to defer repayment of the PLUS loan until six months after the student ceases to carry at least one-half the normal full-time academic workload;

•
extends eligibility for a parent PLUS loan to an applicant who, during the period beginning January 1, 2007 and ending December 31, 2009, has not been delinquent for more than 180 days on mortgage loan payments or medical bill payments nor more than 89 days delinquent on the repayment of any other debt, in any case, during such period; and

•	increases the loan limits for unsubsidized Stafford loans for undergraduate students.

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

Public relations are an important part of our marketing program and our effort to build our reputation and brand identity. As our products and services become better known, they may become less newsworthy, and we may receive less media coverage, or we may have to increase our public relations efforts and expenditures to maintain or increase the amount of media coverage we receive. We cannot assure you that media coverage will be accurate and/or positive. Inaccurate and/or negative representations of us in the media may have a material adverse effect on our financial condition and results of operations.

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

If existing or future customers’ use of our web site infrastructure increases beyond our capacity, customers may experience delays and interruptions in service. As a result, they may seek the products of our competitors and our revenue growth could be limited or reduced. Because we seek to generate a high volume of traffic and accommodate a large number of customers on our web site, the satisfactory performance, reliability, and availability of our web site, processing systems, and network infrastructure are critical to our reputation and our ability to serve customers. If use of our web site continues to increase, we will need to expand and upgrade our technology, processing systems, and network infrastructure. Currently, customer response times have not had a material detrimental effect on our results of operations to date. Our online services may in the future experience slower response times due to increased traffic if this risk is not effectively addressed.

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

As of May 14, 2008, our directors and executive officers beneficially owned approximately 23.8% of the outstanding voting shares and our two largest institutional stockholders owned an additional 26.4% of our outstanding voting shares. As a result, these stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

During the quarterly period covered by this quarterly report on Form 10-Q, we issued 3,500 shares of our common stock in connection with the exercise of previously issued warrants.

 The dates of issuance and issue price of the shares is as follows:

Date of Issuance	Number of Shares Issued	Exercise or Issuance Price
January 10, 2008	3,500	$1.60

The warrant exercises generated total proceeds to us of $5,600.  We used all of these proceeds for working capital and general corporate purposes.  The issuance of our shares of common stock upon exercise of the warrants was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and/or Regulation D promulgated thereunder.

In March 2008, 2,657 shares of common stock were purchased for $5,899 in exchange for the payment of witholding taxes due upon the vesting of restricted stock.  The average fair value of the common stock was $2.22 per share.

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