Form 10-K
period 2008-06-30
MRU HOLDINGS INC
filed 2008-09-15
CIK 1145202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-33073

MRU HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0954381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 13th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 398-1780
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
common stock, par value $0.001 per share	The NASDAQ Global Market
 Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒

MARKET VALUE

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant was approximately $92,389,784 as of December 31, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on The NASDAQ Stock Market on that date.

OUTSTANDING STOCK

As of September 12, 2008 there were 31,721,174 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

MRU HOLDINGS, INC.

FORWARD LOOKING INFORMATION

Our Annual Report on Form l0-K for the year ended June 30, 2008, our 2008 Annual Report to Stockholders, any of our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K, or any other oral or written statements made in press releases or otherwise by or on behalf of MRU Holdings, Inc., may contain forward looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”) which involve certain risks and uncertainties. Forward looking statements predict or describe, among other things, our future operations, business plans, business and investment strategies. These forward looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions or the negative of such expressions. Our actual results or outcomes may differ materially from those anticipated. Some, but not all, of the factors that might cause such differences include the risk factors set forth below under the caption “Risk Factors” in Item 1A of Part I of this annual report which you should carefully read and consider. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business.

References herein to “we,” “us,” “our,” “MRU” or “the Company” refer to MRU Holdings, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion describes the operation of our business before we paused our origination activities on September 5, 2008 and before our ability to fund loans through our primary warehouse facility was halted on September 8, 2008 and how we expect to operate our business upon receipt of additional financing; the Company will not be able to originate new loans until it raises additional equity capital and/or obtains additional warehouse financing. We continue to provide software and services to admissions offices through our wholly owned subsidiary, Embark Corp., and provide students with information through our Embark.com website as discussed below. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Overview

We are a specialty consumer finance company that facilitates and provides students with funds for higher education. Equipped with proprietary analytical models and decision tools, we provide customized financial products to students in what we believe is a more competitive and customer-friendly manner. Since launching our private loan product in May 2005, we have originated over $420 million of private student loans and approximately $40 million of federal student loans.

We structure, market, and perform substantially all aspects of student loan origination, including underwriting and verification, for our student loan programs. All the private student loans are disbursed by Doral Bank, FSB (the “Bank”), a federally-chartered savings bank, pursuant to origination agreements with MRU. We then purchase the loans from the Bank through one of our special purpose funding subsidiaries or affiliates pursuant to purchase agreements we have with the Bank. These private student loans are purchased with funds borrowed from one of our warehouse loan facilities and with our or our affiliates’ equity capital. To provide for permanent financing, we have securitized these private student loans in the past. In the future, we plan to securitize or sell all of our student loan products. We outsource the servicing and collections to third parties who are experienced in servicing and collecting both federal and private student loans. We monitor the performance of our student loans to ensure proper servicing and to improve our underwriting criteria.

We take a highly focused approach to marketing, while maintaining one of the more diverse sourcing channels in the industry. Of the approximately 6,400 accredited institutions of higher education in the United States, we focus on a targeted subset of approximately 2,200 undergraduate, graduate and professional schools. The targeted professional graduate disciplines include law, business administration, engineering and medicine. We market directly to students using marketing channels such as Internet search, print advertising, direct mail, and our branded MyRichUncle® web site (www.myrichuncle.com). In addition, we have developed indirect origination sources, including referrals from third-party marketing companies for whom we may provide private-labeled student loan products.

We utilize a unique and proprietary underwriting model, combining traditional credit scoring methods with a proprietary underwriting matrix, which considers factors such as the private student loan applicant’s academic data, prior work experience, and the educational institution they are attending. We also generate our own credit and repayment capability index, which we believe to be predictive in determining an applicant’s future repayment capabilities. Our private student loan underwriting approach can also offer students, who would otherwise not qualify under more traditional credit scoring methods, an opportunity to obtain funds for their education. In addition, we can price private student loans competitively for students who would be viewed as undifferentiated under more traditional methods. We believe our proprietary underwriting process adds another layer of analytical precision to traditional evaluation tools, helping us make more informed lending decisions.

We are an analytical and technology oriented company. Over the three years that we have operated our student loan programs, we have increasingly refined and automated our operating procedures. This process has allowed us to increase productivity, reduce headcount and significantly reduce our marginal cost to originate a loan.

As a specialty consumer finance company, we have traditionally utilized a high degree of leverage in our business. Under their original terms, our warehouse loan facilities allowed us to borrow in excess of our cash basis in the student loans serving as collateral for those facilities, effectively providing us with some working capital in addition to funding. When we sold our private student loans into our first securitization in June 2007, the transaction structure paid us a premium to par for our student loans, providing additional working capital funding.

A few months after we completed our first securitization, the credit and capital markets began to deteriorate on a global basis, triggered initially by credit problems in the United States subprime residential mortgage sector. As the year progressed, the “subprime contagion” spread to virtually every debt market, including the market for student loan backed securities, causing dramatic declines in asset prices, widespread illiquidity and massive losses at many financial institutions.  The auction rate market, a major source of funding for the student loan industry through which we had financed the majority of our first securitization of private student loans, ceased to function, and in February 2008 most broker-dealers ceased supporting these auctions. The failure of the capital markets has correspondingly severely contracted banks’ and hedge-funds’ ability and willingness to lend, making the procurement of additional short-term financing extremely difficult, and if available, more expensive and capital intensive.

In order to adapt our business model to the new realities of the capital markets, we undertook the following:

•
We were able to have our warehouse loan facility (the “Merrill Facility”) from Merrill Lynch Bank USA (“MLBU”) extended in October 2007, December 2007 and again in July 2008, by agreeing to pay a higher cost of funds and by lowering the advance rate (i.e. the amount that we may borrow, expressed as a percentage of the principal balance of a loan ). In September 2008, MLBU agreed to extend this facility until November 25, 2008.

•
In October 2007, we issued $11.2 million of senior secured notes (the “Senior Secured Notes”), secured by the residual from our 2007 securitization, to a hedge fund to raise additional working capital.

•
In October 2007, we expanded our warehouse loan facility from DZ Bank AG's Conduit, Autobahn Funding Company, LLC (“DZ Bank”) to be able to fund our origination and purchase of private student loans in addition to PrePrime™ student loans and increased the commitment amount from $100 million to $200 million. The interest rate and advance rate for the warehouse loan facility were at current market terms, but were locked in until the facility maturity date in April 2012. On September 8, 2008, DZ Bank notified us that we could no longer draw funds from this warehouse loan facility until we are in compliance with certain covenants of the warehouse loan facility relating to our tangible net worth and liquidity ratio.

•	In November 2007, we raised approximately $23.5 million in net proceeds for working capital through a private sale of 5,180,000 shares of common stock.

•
In January and April 2008, we increased prospectively the weighted average annual interest rate and origination fee payable by borrowers on new private student loans we originate and purchase to absorb some of our increased cost of funds and lower advance rate for funding our loans. We again increased the interest rates and origination fees prospectively on private student loans we originate and purchase in August 2008 based upon the advance rate and pricing of our 2008 securitization.

•	In July 2008 we paused our origination of federal student loans in order to conserve our capital and liquidity. We may begin offering these loans again if market conditions for federal loans improve.

•
In June 2008, we began marketing a second securitization of our private student loans. The transaction sold AAA through BBB-rated securities and an unrated subordinate bond, but the advance rate was much lower and the cost of funds much higher than our 2007 securitization, reflecting current market conditions. The transaction closed on July 10, 2008.

We believe that the pricing of our securitization and the repricing of our private student loans has opened up the possibility of obtaining additional warehouse financing, but as of September 15, 2008, though discussions with several lenders continue, we have not been able to obtain a commitment for additional warehouse financing.

Going forward, while we have reduced our cost to originate a loan, have demonstrated our ability, subject to the availability of financing, to scale our business, and have increased the interest rates and loan origination fees payable by private student loan borrowers, without sacrificing credit quality, to pass along some of our increased cost of funds, we will need substantially more equity capital to operate our business. Because the advance rates, which is the amount that can be borrowed as a percentage of the balance of the student loan borrowed against, will be lower than it has been in the past for any securitization we may be able to execute and potentially much lower for any warehouse loan facility that we may be able to obtain, we will need additional equity capital to fund the cash disbursement of our assets and pay for all of our working capital needs.

Industry Background

According to the U.S. Department of Commerce, expenditures for post-secondary education in 2007 totaled over $244 billion. Over the last decade, the increasing cost of higher education and government support for higher education has generated a substantial gap. This, coupled with increases in higher education enrollment, has led to substantial growth in the overall demand for financing for higher education, with the gap in funding estimated at approximately $113.5 billion in 2007.

The two main drivers of the size and growth of the post-secondary education finance market are enrollment and cost of attendance.

Growth in Post-Secondary Enrollment. According to the U.S. Department of Education, enrollment in post-secondary degree granting institutions increased by 23% from 1995 to 2005 and is projected to increase 17% between 2005 and 2016 (median projections increase).

Cost of Education Outpacing Household Income Growth. The College Board estimates that between the 1997-1998 and 2007-2008 academic years, the average cost of attendance increased on an inflation adjusted basis by approximately 41% and 29% at four-year public and private institutions, respectively. Furthermore, between the 2006-2007 and 2007-2008 academic years, the average cost of attendance for both public and private four-year institutions increased by 3.9% and 3.8%, respectively.

Private Student Loans Growing As a Source of Funding. With cost of higher education far exceeding growth in household income, federal, state and private sources provided approximately $149 billion in financial aid in the 2006-2007 academic year. Of this amount, loans represented approximately 52%, or $78.1 billion, while grants, education tax credits and work-study made up the balance. The College Board estimates that private loans at approximately $18.5 billion contributed 12% of total funding in the 2006-2007 academic year.

Through June 30, 2008, the loan limits for government-guaranteed Federal Family Education Loan Program (“FFELP”) loans are $46,000 over four years for undergraduates, while the average cost of attendance at private universities is more than $30,000 per year. The rising cost of education, a widening funding gap and relatively slow growth of federal loans have all contributed to a strong demand for private student loans. As a result, over the past decade, the volume of private loans has increased at a compound annual growth rate (“CAGR”) of approximately 23%. This growth has far outpaced the CAGR in federal loan volume of approximately 4.9% over the same period.

We estimate private student loans will grow at a rate of 20% per annum over the next 6 years, based upon growth in college population and cost of education and the expectation that the amount that can be borrowed by students and parents under the federal loan program will not increase materially.

Favorable Demographics of College Graduates. Only 28% of the U.S. adult population has a bachelor’s or graduate degree.

Four-year college and graduate and professional school graduates have substantial earnings potential.

Bachelor’s, masters and professional degree holders also tend to have more stable income, as overall they tend to experience a lower rate of unemployment.

We believe that these statistics support our belief that over the long term four-year college and graduate and professional school students should have ample capacity to repay their student loan borrowings.

MRU Product Offerings

Student Lending Business

Our student loan product offerings include:

Private Student Loans. Private student loans provide financing to qualified students beyond what they can obtain through federal government-guaranteed student loans. Our private student loans are not guaranteed by the government or by any third-party guarantor. We structure, market, and perform substantially all aspects of origination, including underwriting and verification, for our private student loan programs through our relationship with the Bank, a federally-chartered savings bank. All the private loans are then disbursed by the Bank and we subsequently purchase the originated loans from the Bank after a holding period through one of our special purpose funding subsidiaries or affiliates. The loans are purchased with funds borrowed from one of our warehouse loan facilities and/or with our or our affiliates’ equity capital. Ultimately, we intend to either sell or securitize these loans. Over the last fourteen months, we have completed two securitizations of private student loans; the first securitization of $200 million closed in June 2007 and the second securitization of $125 million closed in July 2008. On September 5, 2008, we paused the origination of private student loans, at which time we had approximately $13 million in available warehouse capacity for the funding of private student loans under our warehouse loan facility with DZ Bank. On September 8, 2008, DZ Bank notified us that we could no longer draw funds from our warehouse loan facility with DZ Bank until we are in compliance with certain covenants of the warehouse loan facility relating to our tangible net worth and liquidity ratio. We are working closely with a number of financial institutions to try to obtain funds that would enable us to resume originations and utilize the DZ warehouse loan facility, but as of yet we do not have any commitments for new funding.

PrePrime™ Student Loans. We formerly originated certain private student loans to post-secondary school borrowers, who otherwise would be unable to meet more traditional private student loan underwriting criteria through no fault of their own, e.g., thin or no credit history, insufficient earnings history, etc. We originate PrePrime™ student loans for our affiliate, Education Empowerment Fund I, LLC, referred to as “EEF I, LLC,” an investment fund with capital primarily from third-party investors. We began originating and holding PrePrime™ student loans in June 2006. We have paused the origination of PrePrime™ student loans. We are working closely with a number of financial institutions to try to obtain funds that would enable us to continue to accept new customers, but as of yet we do not have any commitments for new funding.

Federal Loans. To provide a “one-stop shop” for higher education finance, we also provided FFELP loans until July 2008. We were one of the few lenders to offer FFELP loans at a discount to maximum rates specified by law. Our discounting strategy was meant to build awareness of the MyRichUncle® brand and to provide convenience to consumers by providing them a single point of sale for all student loan products. As of July 2008, we no longer offer federal student loans. We may begin offering these loans again, if market conditions for federal loans improve.

College Admissions Software Business

Through our wholly owned subsidiary, Embark Corp., we sell a hosted service for various offices of interested colleges and universities as well as foundations and scholarship providers, referred to as institutions, a suite of services in a “Software as a Service” model (formerly known as ASP model and now known as SaaS as typified by Salesforce.com) that help them manage their office processes.  Embark Corp. creates web-based front-end application or inquiry forms and related forms for Enrollment, Financial Aid, Housing, Medical, Parking, Fellowship, Alumni and Research as well as Event and Interview scheduling for these various offices that integrate seamlessly into the institution’s web site, and then Embark Corp. hosts those forms for these offices which they utilize to collect information including essays and other required documentations from applicants, recommenders, and/or other institutions and then communicate status of process and missing information to the applicants. Embark Corp. hosts the information and documents collected in its information system (RDBMS) and document management system (DMS). University admissions offices use the Embark Corp. hosted application management information system to receive those applications, make decisions on them using Embark Corp. hosted decision support system, and then interact with the applicants about incomplete information and then the final status of the admissions either accepted, wait listed, or rejected. Interested admissions offices enter into one or more year subscription contracts for Embark Corp.’s hosted services. In addition,  Embark Corp.’s hosted CRM provides institutions the ability to set up a sequence of actions to automate their candidate interaction processes including inviting them to attend an event or schedule an interview or audition.  Steps can be triggered by time or results from a previous step.  Embark Corp. just announced an additional hosted service for providing a hosted content management system (CMS) for institutions to integrate all the institution’s web presence into a single solution including integration online forms created by Embark. Embark integrates with the institution’s information system through a configuration driven export interface to provide a seamless movement of data throughout the institution.

In September 2007, our wholly-owned subsidiary Embark Online, Inc., launched Embark.com, an online destination site for people to research and apply to colleges and follow a set of steps to successfully navigate their way to college including links to other service providers as needed to complete those steps.  Embark.com utilizes a hosted content management system (CMS) as well as a proprietary software to allow students to review information about over 5,500 institutions of higher learning and  to apply online or to send an inquiry to request a paper application or additional information.  Students and their parents can pre-fill out a set of commonly requested information into a profile which will be automatically pre-populated into over 650 online applications to date to expedite the filling out forms for the typically 5 to 7 institutions that they apply to. Embark.com offers this service free of charge, but many applicants opt-in to receive information about financial services and other products and services.   In addition, Embark Online also launched a Facebook® application that allows Facebook® users interested in the same institutions with additional services through Embark.com.

In the future, we intend to leverage our Embark subsidiary’s access to college-bound students and their parents who utilize Embark’s internet admissions portals to apply to colleges online. As of September 10, 2008, Embark has generated over 450,000 opted-in customers who are interested in receiving information about a variety of products and services relevant to college bound students, ranging from discounted student travel, marketing from schools who wish to attract students with their particular characteristics and financing for attending college. After just the first year of operation, Embark.com’s opted-in customer base to date represents approximately 7.5% of the total number of students applying to college each year.

Business Segments

Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker about how to allocate resources and in assessing performance. The Company has two reportable operating segments: MRU and Embark. The MRU reporting segment consists of the following products: Private Student Loans, PrePrime™ Student Loans (through the Company’s affiliate, EEF I, LLC), and Federal Loans. The MRU reporting segment also includes the Company’s parent company operations. The Embark reporting segment includes Embark Corp. and Embark Online, Inc. For financial information regarding our business segments, please see Note 17 to our financial statements.

Company Operations

We manage the marketing, origination (including underwriting and verification), and financing of our private student loan programs. All the private student loans are disbursed by the Bank, a federally chartered savings bank, pursuant to origination agreements with MRU. We then purchase the disbursed loans from the Bank through one of our special purpose funding subsidiaries or affiliates pursuant to purchase agreements we have with Doral. On September 5, 2008, we paused the origination of private student loans, at which time we had approximately $13 million in available warehouse capacity for the funding of private student loans under our loan facility with DZ Bank. On September 8, 2008, DZ Bank notified us that we could no longer draw funds from our warehouse loan facility with DZ Bank until we are in compliance with certain covenants of the warehouse loan facility relating to our tangible net worth and liquidity ratio. We are working closely with a number of financial institutions to try to obtain funds that would enable us resume originations, but as of yet we do not have any commitments for new funding.

All of our federal loans have been disbursed by a bank serving as eligible lender trustee. After origination, the loans were acquired by one of MRU’s special purpose subsidiaries or affiliates and pledged to a warehouse loan facility for short-term financing prior to sale or securitization. MRU outsources the servicing and collection of the loans to experienced third-parties. As of July 2008, we no longer offer federal student loans. We may begin offering these loans again, if market conditions for federal loans improve.

Marketing

We market private student loans under both our internally managed MyRichUncle® brand and through at least one of our marketing partners’ private label brands. Approximately 80% of our loan volume comes from the MyRichUncle® brand and 20% through private label partners’ brands. Direct marketing is accomplished through direct mail, Internet search, and print, radio, and on-campus advertising. Additional methods may be deployed in the future. Our private label partners are mostly Internet-based marketers who own attractive domain names for education finance. Borrowers come to the private label partners’ websites and are directed to a private label version of our loan application website, entering the same real-time origination cue as customers coming directly to www.myrichuncle.com. We handle all aspects of underwriting, origination, and verification for customers coming through private label sites; private label marketing partners only serve to direct volume to us. The private label partners are paid referral fees.

We have also developed two significant co-branded marketing partnerships. The first is with STA Travel, one of the world’s largest student and youth travel companies. STA Travel has more than 300 branches in 90 countries, including 70 in the United States, through which they service 2.5 million students each year. We also have a five year exclusive marketing agreement with The Princeton Review (“TPR”), a leading provider of standardized test preparation and educational services. We entered into this agreement with TPR in February 2007. TPR assists more than two million future undergraduate and graduate students each year.

Private Loan Origination

The private student loan origination process has four phases: application in-take, credit underwriting, verification, and disbursement. Interested applicants apply through the Internet. Once all required application information, including a credit report, has been received, applicants meeting our underwriting criteria are notified of their conditional approval by email, through the Internet, by phone or by mail. An adverse action notification is sent to applicants not meeting the underwriting criteria; sole applicants who do not pass credit underwriting may be counteroffered to reapply with a co-borrower. Approved applicants are issued a loan agreement called the master promissory note, and instructions on how to proceed, detailing the necessary supporting documentation that must be submitted for verification along with the signed loan agreement. We also verify the enrollment of the applicant, the income and the identity of the applicant and, if applicable, the co-applicant. Once verification is successfully completed, the requested loan is set for disbursement pending no changes in the borrowers’ data and the delivery of all required disclosures. Disbursement is made directly to the borrower, with the exception that certain loans are disbursed to schools if requested by the borrower or the school. All disbursements are accompanied by Truth-in-Lending disclosures and instructions regarding the servicing of the loan.

Eligibility Requirements

In order to qualify, applicants must meet the following initial requirements:

•
The student must be a student enrolled at least half time in good standing at an undergraduate or graduate program at a school listed on our approved school list, or in the case of bar examination loans, medical or dental board examination loans, or medical or dental residency loans, have been enrolled in a school on the approved school list within the past year.

•	The program in which the student is enrolled must be a degree or certificate granting program at an accredited institution of higher education in the United States or Canada or abroad.

•	The student must be of a minimum age required to enter into a legally enforceable contract or have a co-borrower of legal age.

•	The student borrower must be a U.S. citizen or have a valid social security number or have a co-borrower who is a U.S. citizen or permanent resident.

Credit Analysis

To underwrite an application for a private student loan, a detailed credit report for the student borrower and, if applicable, the co-borrower will be obtained from a credit bureau. Based upon the credit report(s), either the student borrower or, if applicable, the co-borrower must pass certain credit requirements including (for example and without limitation): minimum credit score, minimum length of credit history excluding prior student loans, maximum delinquency experience in the past two years, no charge-offs or write-offs with the exception of de minimis amounts in the past five years, and no foreclosures, repossession, bankruptcy or uncured default on an education loan in the past seven years. In addition to these credit criteria, either the student borrower or, if applicable, the co-borrower must meet minimum employment and income requirements. If a student borrower applying as a sole borrower does not pass the underwriting criteria, the applicant may be invited to re-apply with a co-borrower. The amount that a student borrower can borrow is limited to the lesser of the total cost of attendance (net of other funds available to the student borrower to meet the costs of attendance), and the amount allowable under a debt-to-income test. For students applying as sole borrowers, income may be based upon projected post-graduation income based upon the student’s field of study. If an applicant meets all of the underwriting criteria, but the loan amount requested exceeds the debt-to-income threshold, the application will be declined as requested and a counteroffer in the amount that meets the debt-to-income criteria will be made to the applicant.

Verification

After passing credit underwriting, a loan will be conditionally approved subject to verification of enrollment, identity, employment and income. Once the requested documentation is received, it is processed by the verification department. Final approval for all loans will require specific enrollment documentation verifying at least half-time enrollment in good standing at a school on our approved school list. Additionally, the student borrower and, if applicable, the co-borrower will be required to provide copies of acceptable government issued identification to verify identity. To verify income and employment, the student borrower and, if applicable, the co-borrower must provide copies of acceptable documentation including (for example), pay stubs, employment letters, or income tax filings. Income qualification for graduate student borrowers is based on their expected future income, which is determined by verification of the student’s program of study.

Disbursement

An approved loan that passes verification is scheduled for disbursement subject to no adverse change and the delivery of required disclosure documents. Disbursement is made directly to the borrower, with the exception that certain loans are disbursed to schools if requested by the borrower or by the school. All disbursements are accompanied by Truth-in-Lending disclosures and instructions regarding the servicing of the loan.

PrePrimeTM Loan Origination

All borrowers who do not meet the criteria for our private student loans are evaluated for eligibility for a PrePrimeTM student loan. The underwriting and verification process for PrePrimeTM student loans is the same as for private student loans, with the exception that the school eligibility criteria is more stringent for PrePrimeTM student loans and academic criteria are substituted for certain credit criteria in the underwriting process.

Federal Loan Origination

Applicants for any federal student loans offered by us apply through the MyRichUncle® website. The application is sent directly to a third-party originating-servicer who follows the federal guidelines for FFELP lending, as outlined in the Higher Education Act (the “HEA”) and implementing regulations. The originating-servicer coordinates with the school to secure eligibility information for the loan, known as “school certification.” Once the loan is certified by the school, it is scheduled for disbursement with the school. All proceeds of federal student loans are disbursed directly to the school. As of July 2008, we no longer offer federal student loans. We may begin offering these loans again, if market conditions for federal student loans improve.

Servicing and Collections

We employ third-party servicers to perform all aspects of loan servicing, including maintenance of the financial record of the loan, payment application and allocation, billing, and collections. Our private student loans are serviced either by the Pennsylvania Higher Education Assistance Agency (“PHEAA”), a public corporation and a governmental instrumentality of the Commonwealth of Pennsylvania, or by University Accounting Services (“UAS”), a subsidiary of NCO Group, the leading servicer of Perkins Loans. All of our PrePrime™ student loans are serviced by UAS. Our federal loans are serviced by either PHEAA or Affiliated Computer Services, Inc. (“ACS”), a provider of services to student loan lenders, schools and other clients.

When private student loan borrowers who are in repayment become delinquent, the servicers initiate collection efforts to try to bring the borrowers current. For private student loan borrowers who become 60 to 90 days delinquent, the collections effort is transferred to The CCS Companies (“CCS”), a provider of student loan collection and other services, to perform late stage collections (including, e.g., delinquency cures) for all loans between 60 and 180 days of delinquency and default collections for all loans greater than 180 days delinquent. If the borrower does become more than 180 days delinquent, CCS will seek to recover amounts due either through a lump-sum settlement which may be less than the outstanding balance or through a payment plan. Throughout the collection process, we monitor servicer and collection agency performance and provide information to help assist in the collection process.

For our federal student loans, the HEA includes implementing regulations that cover every aspect of the servicing of a federally guaranteed student loan, including required communications with borrowers, loan guarantors, and default aversion and mitigation efforts. Failure to service a federal student loan properly could jeopardize the guarantee on federal student loans; our third-party servicers indemnify us for the loss of the guarantee due to any servicing errors. This guarantee generally covers 98 (95 percent after 2012) of the student loan’s principal and accrued interest for loans disbursed after July 1, 2006. In the case of death, disability or bankruptcy of the borrower, the guarantee covers 100 percent of the student loan’s principal and accrued interest.

FFELP student loans are guaranteed by state agencies or non-profit companies called guarantors, with the U.S. Department of Education providing reinsurance to the guarantor. Guarantors are responsible for performing certain functions necessary to ensure the program’s soundness and accountability. These functions include reviewing loan application data to detect and prevent fraud and abuse and to assist lenders in preventing default by providing counseling to borrowers. Generally, the holder of a federal student loan and the guarantor are responsible for ensuring that federal student loans are being serviced in compliance with the requirements of the HEA. When a borrower defaults on a FFELP loan, the servicer submits a claim to the guarantor who reimburses us for the product of principal and accrued interest and the loan’s guarantee percentage.

Embark

Our wholly owned subsidiaries Embark Corp. and Embark Online, Inc. (together, “Embark”), located in San Francisco, CA, have been a leading provider of online services of solutions for students and college/graduate admissions offices since 1995.  We acquired the assets of Embark in February 2007.  Embark has processed over 8 million application forms for its clients.  Embark’s clients include over 200 admissions offices around the world, including the University of Michigan, Cornell, New York University, Syracuse University, The Juilliard School, Harvard University, London School of Economics, IESE Business School, and the Fulbright Scholar Program.  Embark markets its hosted services directly to colleges and universities as well as foundations and scholarship providers through its sales force.  Customers enter into one or more year subscription contracts.  Embark employs a team of in-house developers to support its proprietary software as a service.

Embark just released the latest version of its software suite with client-requested features and an attractive, user-friendly design to allow Embark to sell its service to a significantly broader market and to increase average deal size significantly.

Embark.com was re-launched in July of 2007 to provide an online space for students to research the characteristics of schools, apply to schools, and how to finance college online.  Students can create an Embark.com profile to enter their basic application information, such as contact information, academic coursework, standardized test scores, extracurricular activities, and family information. This information can be ported into over 650 distinct school online applications.  Embark also created a College Planner application on the Facebook® platform to allow students a network to chat about colleges in an atmosphere that encourages research and discussion.  All of Embark.com’s research and application features are available to Facebook® College Planner users.  Over 450,000 students have registered with Embark as of September 10, 2008 within the first year.

Competition

Student Lending Business

We operate an online loan origination platform. The primary competitive factors for our origination platform model are:

•
Brand awareness: to be competitive, we must have the ability to attract consumer demand in high volumes. We will need to make significant investments to build and maintain a compelling brand that will compete against other student loan originators and lenders;

•	High quality product offering: we must provide our consumers with ease of use and convenience by providing competitive product offerings based on pricing, and high quality customer service; and

•	The development and application of underwriting criteria, which over time results in a portfolio of borrowers with strong credit and repayment characteristics.

Our success depends upon capturing and maintaining a significant share of students who obtain loans and ultimately repay them. In order to do this, we must grow brand awareness among customers.

Although a number of competitors and potential competitors exited the private student loan industry as a result of market disruptions during 2007 and 2008, the industry remains competitive with dozens of active participants. We believe that our primary competitors are traditional lending institutions. The student loan market has a large number of competitors and is dominated by a number of large institutions including JP Morgan Chase, Citibank, Wells Fargo, First Marblehead Corp. (through its facilitation services for leading originators of private loans), Nelnet and Sallie Mae.

Lenders in the education loan market historically have primarily focused their lending activities on federal loans because of the relative size of the federal loan market and because the federal government guarantees repayment of those loans. As a result of the College Cost Reduction and Access Act of 2007, which reduced the loan interest rates available in connection with certain federal undergraduate student loans, some lenders may place additional emphasis on the private student loan market and offer the student loan products we provide, which could result in a decline for demand of our student loan offerings. We believe the most significant competitive factors in terms of developing private student loan programs are technical and legal competence with respect to consumer lending laws and regulations, cost, knowledge of the performance of student loans, capital markets experience, and reliability, quality and speed of service.

Many of our current and potential competitors have longer operating histories and significantly greater financial, marketing, technical or other competitive resources, as well as greater name recognition, than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their services. In addition, competitors may be able to adopt more aggressive pricing policies in order to attract potential clients. We cannot assure you that we will be able to compete successfully with new or existing competitors. To remain competitive, we will need to continue to invest in information technology, sales and marketing, legal and compliance, and product development resources.

College Admissions Software Business

Embark’s competitors include Datatel, Intelliworks, Jenzabar, Oracle Higher Education,  and SunGuard Data Systems Corporation/Banner, all of which are diversified software and information technology companies that offer competing software platforms for the institution as a whole but is installed at the customer site.  Admissions office customers select solutions based upon functionality, ease of use, deployment time frames, also ease of integration with other university wide software platforms, and price.  Because subscription contracts are usually from one to five-years in length, customer turnover tends to be limited prior to contract maturity, but likewise pricing adjustments for additional value may be restrained.  As with all software-based business, competition is intense and barriers to entry are low.

Government Regulation

Our business operations and product offerings are subject to a variety of governmental regulations. If we or our business partners do not comply with applicable governmental regulations, our business may suffer.

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

Intellectual Property

We regard our intellectual property as important to our success. We rely on a combination of patent, trademark, copyright law, and trade secret protection to protect our proprietary rights. We have applied for a U.S. patent for a business method relating to providing customized financial products to consumers. We are also pursuing the protection of our intellectual property through trademark and copyright registrations. We have registered MyRichUncle® as a trademark in the United States. We consider the protection of our trademarks to be important for maintenance of our brand identity and reputation. However, we cannot assure you that any of these registrations or applications will not be successfully challenged by others or invalidated through administrative process or litigation. Further, if our trademark applications are not approved or granted due to the prior issuance of trademarks to third parties or for other reasons, there can be no assurance that we would be able to enter into arrangements with such third parties on commercially reasonable terms allowing us to continue to use such trademarks. It is possible that our patent application and future patent applications will be denied or granted in a very limited manner such that they offer little or no basis for us to deter competitors from employing similar technology or processes or allow us to defend ourselves against third-party claims of patent infringement. In addition, we seek to protect our proprietary rights through the use of confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, licensees, and others.

Seasonality

For a description of the seasonality of loan originations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality of Originations” below.

Employees

As of September 12, 2008, we had 28 full time employees and our wholly-owned subsidiary, Embark Corp. had 50 full time employees. Our chief executive officer and co-presidents are employed under employment contracts. None of our employees are covered by a collective bargaining agreement and management considers the relationship with our employees to be good.

Codes of Conduct and Corporate Governance Documents

We have adopted a code of business conduct and ethics that applies to all of our directors, officers and employees. In addition, we have also adopted a code of ethics that applies to our chief executive officer, our chief financial officer and other of our senior financial officers. The codes are designed to comply with applicable SEC regulations and NASDAQ listing standards and both codes are posted on our corporate website at http://www.mruholdings.com. In addition, charters for our audit, compensation and nominating and corporate governance committees of our board of directors are also posted on our corporate website. A copy of either code and our committee charters are also available free of charge, upon request directed to Investor Relations, MRU Holdings, Inc., 590 Madison Avenue, 13th Floor, New York, New York 10022.

Website Access to Reports

We maintain a corporate website at http://www.mruholdings.com. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K and Form 10-KSB, quarterly reports on Form 10-Q and Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The SEC maintains a website that contains these reports at http://www.sec.gov.

Corporate Information

We were incorporated under the laws of the state of Delaware in March 2000. In July 2004, we completed a share exchange (“Share Exchange”) with the stockholders of Iempower, Inc., a Delaware corporation doing business as MyRichUncle® pursuant to which we acquired 100% of the outstanding capital stock of Iempower in exchange for 6,863,433 shares of our common stock, par value $.001 per share (the “Common Stock”) and 2,136,567 Common Stock purchase warrants issued to Iempower’s warrant holders (each warrant is exercisable to purchase one share of Common Stock with a weighed average exercise price of $0.45 per share) (the “Share Exchange”). In conjunction with the Share Exchange, we changed our name to MRU Holdings, Inc.

In May 2005, we launched our MyRichUncle® private loan platform. In May 2006, we began our student advocacy campaign. In May/June 2006, we launched our Preprime™ and federal student loan products. In October 2006, we listed our Common Stock on the NASDAQ under the symbol “UNCL.” In February 2007, we acquired our Embark software business from The Princeton Review. In September 2007, we launched our Embark.com website, which is a leading online admissions portal.

Our principal executive offices are located at 590 Madison Avenue, New York, New York. The telephone number of our principal executive offices is (212) 398-1780.

Item 1A.  Risk Factors.

RISKS RELATING TO OUR LIQUIDITY AND CAPITAL RESOURCES

Our independent registered public accounting firm has issued a going concern opinion and, if we cannot obtain additional financing in the near term, we may have to curtail or cease operations and may ultimately cease to exist.

We require additional equity capital in the near term to maintain our current operations. Our independent registered public accounting firm has issued a going concern opinion indicating that there is substantial doubt that we can continue as a going concern. We are currently seeking additional equity or convertible debt financing that would allow us to continue to operate as a going concern. In addition, any issuance of additional equity or convertible debt must be approved by the holders of our series B and series B-2 preferred stock, as well as certain of our creditors. There is no assurance that such equity capital or convertible debt will be available and, to the extent it is available, it is very likely that our currently outstanding common and preferred stock will be severely diluted in connection with an equity financing. To the extent adequate equity, convertible debt or other financing is not available, we would have to curtail or cease completely our operations and may ultimately cease to exist.

If we cannot raise additional equity capital in the near term, we will have to file for bankruptcy protection; holders of our common and preferred stock may be severely diluted or their equity eliminated entirely in connection with a bankruptcy filing.

As of September 12, 2008, we estimate that we had current payables of approximately $10.3 million and we only had approximately $6.9 million of unrestricted cash available. In addition, as of June 30, 2008 we had negative stockholders’ equity of $5.5 million. We have negotiated informal payment plans with nearly all of our major vendors with respect to existing payables in order to allow us more time to raise the equity capital that we need. If we are unable to obtain sufficient additional equity financing, however, we will likely have to file for bankruptcy protection. Additionally, despite the payment plans we have arranged with vendors, it is possible that our creditors could choose to initiate involuntary bankruptcy proceedings against us or against one or more of our subsidiaries, which would force us to make defensive voluntary filing(s) of our own. In addition, if we restructure our debt or file for bankruptcy protection, it is very likely that holders of our common and/or preferred stock will be severely diluted if not eliminated entirely.

We were not in compliance with certain originally negotiated covenants under our Senior Secured Notes in relation to our outstanding payables balance. We have received a waiver of these events of default from the holders of the Senior Secured Notes that will expire on October 17, 2008. Barring an additional waiver, if we cannot raise additional capital, an event of default will occur and the holders of the Senior Secured Notes will be able to accelerate the debt.

On September 12, 2008, the Company and the holders of the Senior Secured Notes entered into an amendment to waive until October 17, 2008 the covenants with respect to indebtedness as it relates to payables, of which we would have been in violation absent such waiver.  The covenant has been amended to require payables not to exceed $11 million on or prior to October 17, 2008 and $5 million after October 17, 2008.  A new covenant has also been added which will require us to maintain a minimum unrestricted cash balance of $4.35 million.  Additionally, we agreed to repay the Senior Secured Notes in full upon the event that we receive $30 million or more in gross proceeds from the sale of equity or debt securities.  In consideration for the waiver and amendment, we paid the holders of the Senior Secured Notes an amendment fee of $1.5 million and prepaid $0.36 million of interest on the Senior Secured Notes and the $0.26 million facility fee that would have been due on October 20.  Unless we are able to raise additional equity capital, it will not be possible to be in compliance with the amended covenants after October 17, 2008, as the amount of cash needed to reduce payables if paid out would cause us to violate the minimum unrestricted cash covenant.  In this event, unless we were able to secure an additional waiver and amendment from the holders of the Senior Secured Notes, an event of default will occur with respect to the Senior Secured Notes, and if the holders of the Senior Secured Notes chose to accelerate their debt we would need to file for bankruptcy. In addition, acceleration of amounts due under the Senior Secured Notes would result in cross defaults under approximately $18.4 million aggregate principal amount of bridge notes as of September 8, 2008, together with accrued and unpaid interest thereon, and such amount would be due and payable by us, unless we obtained waivers from the holders of the bridge notes.

We are not in compliance with certain originally negotiated covenants under the DZ Bank loan facility in relation to our tangible net worth and our liquidity ratio. We have informally agreed to a waiver of these events of default from the lender that will expire on October 31, 2008. Barring an additional waiver, if we cannot raise additional equity capital prior to the expiry of the waiver, we will be required to pay an increased interest rate on this debt, and the lender may accelerate all amounts due under this loan, which would trigger cross defaults under certain of our other indebtedness.

As of September 8, 2008, approximately $98 million of MRU’s private student loans are financed through a loan facility under which its affiliate, Education Empowerment SPV, LLC is the borrower. As of September 8, 2008, there was approximately $95 million in principal, interest and fees owed under the loan facility with respect to the private student loans financed. Under the terms of the loan facility, an event of default occurs if MRU does not: (i) maintain a Tangible Net Worth (as defined in the loan facility) of at least $5,000,000 or (ii) maintain a Liquidity Ratio (as defined in the loan facility) of at least 1.50. As of June 30, 2008, the MRU had Tangible Net Worth of $(13.4) million and a liquidity ratio of 1.24.

On September 15, 2008, we informally agreed to enter into an amendment of this facility and a waiver of the covenants above until October 31, 2008. If after the expiry of the waiver additional equity capital has not been raised to cure noncompliance and an event of default results, the lender may, among other things, accelerate all amounts due under the loan facility, and we would be required to pay an increased interest rate equal to the arithmetic average of the rates of interest publicly announced by JPMorgan Chase Bank and Citibank, N.A. plus 3%. As of September 5, 2008, the default rate was 8%. In addition, if the lender accelerates the amounts due under the loan facility and such amounts are not immediately paid, the lender is entitled to sell the assets pledged to the lender under the loan facility in an effort to obtain amounts owed to it. Because the facility is non-recourse to MRU, if the lender foreclosed and sold the assets, we would not be required to pay any increased costs associated with a default rate of interest or any potential deficiency balance associated with a sale of the assets in the event that the cash flow of the financed private student loans was not sufficient to satisfy the obligation in full, but we would no longer have access to this source of funding. If the lender accelerates the amounts due under the loan facility, MRU would also experience cross defaults under approximately $18.4 million aggregate principal amount of bridge notes as of September 15, 2008, together with accrued and unpaid interest thereon, and such amount would become due and payable by MRU, unless we obtain waivers from the holders of the bridge notes.

If we do not obtain equity or convertible debt financing, we may not be able to pay off our loan facility with Merrill Lynch Bank USA when it comes due on November 25, 2008, which would require us to pay an increased interest rate on this debt, and would allow the lender to accelerate all amounts due under this loan, which would trigger cross defaults under certain of our other indebtedness.

As of September 15, 2008 approximately $35.0 million of MRU’s federal student loans are financed through a loan facility with Merrill Lynch Bank USA (the “Merrill Facility”), under which our wholly owned subsidiary, MRU SPV Funding, Inc. is the borrower. On September 15, 2008, the maturity date of the Merrill Facility was extended from September 26, 2008 to November 25, 2008 and certain other amendments were made to the Merrill Facility. Upon maturity, all principal and accrued interest and fees are immediately due and payable by the borrower. Because the borrower does not have the funds available to repay such amounts, an event of default will occur resulting in the rate of interest to be increased by 2% to one-month LIBOR plus 3% and the lender having the right to sell the assets pledged under the facility. Because the facility is non-recourse to MRU, if the lender foreclosed and sold the pledged assets, we would not be required to pay any increased costs associated with a default rate of interest or any potential deficiency balance associated with a sale of the assets in the event that the cash flow of the financed private and federal student loans was not sufficient to satisfy the obligation in full. If the lender accelerates the amounts due under our loan facility with MLBU, the primary impact upon MRU would be that approximately $18.4 million aggregate principal amount of bridge notes as of September 8, 2008, together with accrued and unpaid interest thereon, would become due and payable by MRU pursuant to cross-default provisions, unless we obtain waivers from the holders of the bridge notes.

If we cannot obtain additional credit facilities from new lenders, we may not be able to resume the origination of new loans.

On September 5, 2008, we paused the origination of private student loans, at which time we had approximately $13 million in available warehouse capacity for the funding of private student loans under our loan facility with DZ Bank. On September 8, 2008, DZ Bank notified us that we could no longer draw funds from our loan facility with DZ Bank. On September 15, DZ Bank informally agreed to give us a waiver of certain events of default pursuant to the terms of which we will not be able to use their facility until we raise additional equity capital. Our Merrill Facility matures on November 25, 2008. We have been working with several banks and hedge funds to obtain additional warehouse capacity, and while these discussions are ongoing, so far we have not been successful in obtaining financing commitments from prospective lenders.

Due to continuing disruptions in the credit markets precipitated by the subprime mortgage crisis and the credit and liquidity problems of other student loan finance companies, banks have grown significantly more conservative in their lending practices. Given the dramatic change in the overall credit environment and economy, we are not able to predict the terms, if any, under which we would be able to obtain new credit facilities. We are having ongoing discussions with a number of banks, private equity and hedge funds to obtain warehouse financing. However, no assurance can be given that our efforts to secure additional credit facilities will prove successful.

If we are able to obtain terms for a new warehouse loan facility, we anticipate that the facility will have a significantly lower advance rate and a significantly higher cost of funds than our current facilities. Additionally, we anticipate that any warehouse lender will request an equity kicker in the form of warrants to acquire a significant number of shares of our common stock. We also expect that the successful closing of an equity or convertible debt capital raise will be a precondition to any such facility.

If we are successful in raising additional equity capital but unsuccessful in obtaining a new warehouse loan facility, we would only be able to originate private student loans by investing our equity capital in originations on an unlevered basis. If we are not able to efficiently recycle invested equity capital through the execution of securitizations, whole loan sales, or other financing transactions, our return on equity would be decreased and we would be required to raise additional capital more frequently.

Due to continued uncertainty and volatility of the credit markets, we may not be able to successfully securitize or sell our student loans in the future; or if we can securitize or sell, the terms of the transaction and the economic benefit to the company may not be favorable.

Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities backed by those loans. The uncertainty and volatility of the credit markets may have a significant impact on the revenues derived from our securitization transactions, or, despite our completion of a securitization of our private student loans in July 2008, may prevent us from accessing the securitization market at all. The securitization of our loan portfolios rely heavily on key assumptions, such as credit spreads and expected defaults. If credit spreads continue to widen and the defaults of borrowers under our existing loan portfolios increase, the revenues generated by our loan portfolios may be significantly reduced, and accordingly, we may be unable to continue to recover the same level of residual interest from our securitization trusts which we achieved in the past under more favorable market conditions. If we are unable to securitize, we will not be able to recognize a gain-on-sale on the loans we have originated, and consequently our net income will be lower. If the cost of funds on a securitization increases faster than we can increase the interest rates we charge student loan borrowers or we are unable for marketing, competitive or regulatory reasons to be able to fully pass along the increased cost of funds to the consumer, then we may incur a loss-on-sale on a securitization, reducing our net income. These same factors could likewise impact the economics of a whole loan sale of our student loans, which is one potential financing alternative to securitization.

Our expected intention not to sell additional loans to our 2008 securitization could negatively impact our relationship with our existing asset-backed investors and our reputation as an issuer of asset-backed securities, potentially impacting future demand for our securitization offerings.

We structured our 2008 securitization to allow us to sell up to an additional $29 million of our private student loans to the trust prior to September 30, 2008. The transaction structure provides that if additional loans are not sold into the securitization the cash reserved to purchase those loans will be returned to investors as a prepayment of principal, proportionate with each noteholder’s capital invested in the transaction. In the offering memorandum for the securitization, we disclosed to investors the potential risk that we would not be able to deliver additional loans and that such a prepayment of principal would occur in such event. Failure to deliver additional loans to the transaction does not constitute an event of default. Given our current liquidity and financial resources, we will not be able to transfer any additional loans to the trust prior to September 30, 2008. We believe that our failure to transfer additional loans to the securitization is in the best interest of our stockholders and may be in the best interest of our asset backed investors, as well, but we cannot predict how asset-backed investors will perceive the development and how it will impact future appetite in the market for our securitizations.

We may need to pursue alternatives to securitizations, which may not be available or the terms of which may not be attractive.

Student loan asset-backed securitizations have historically been our sole source of permanent financing for our student loan programs. While we were able to close our 2008 securitization in July, the credit markets have continued to worsen since that time. There can be no assurance that despite our prior success that we will be able to access the securitization market in the future. In addition, we have been unsuccessful thus far in obtaining alternatives to securitization to finance our loans. Other sources of funding have not been available to us on acceptable terms. Recent conditions in the capital markets have generally resulted in a substantial widening of credit spreads and significantly more restrictive covenants, which has adversely affected the pricing and terms and conditions of alternative funding mechanisms that we have pursued.

RISKS RELATING TO OUR FINANCIAL REPORTING

In connection with both our recognition of revenue from securitization transactions and our appraisal of the fair market value of the student loans on our balance sheet, if the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements.

In our 2007 securitization, we have the right to receive any excess cash flow generated by the trust that is not needed to pay the trust’s liabilities. This right to future cash flow is referred to as a “residual” interest. We have recorded the residual as a receivable on our balance sheet at our estimate of its fair value. Because there are no quoted market prices for our residual receivable, accounting rules require that we use discounted cash flow modeling techniques and certain assumptions to estimate fair value. We have estimated the fair value initially and will estimate the fair value in each subsequent quarter and reflect the change in our estimate of fair value in the other comprehensive income component of stockholders’ equity for that period. Our key assumptions to estimate the fair value include prepayment and discount rates, interest rates and the expected defaults from the underlying securitized loan portfolio and the recoveries thereon. If the actual performance of the securitization trust varies from the key assumptions we use, the actual residuals that we receive from the trust could be significantly less than reflected in our current financial statements, and we may incur a material negative adjustment to our earnings in the period in which our assumptions change. In addition, our securitization yields, or our residuals from a new securitization transaction expressed as a percentage of the total principal and accrued interest securitized, realized on future securitized transactions could decrease if the actual performance of the securitization trust varies from the key assumptions we have used. In particular, economic, regulatory, competitive and other factors affecting prepayment, default and recovery rates on the underlying securitized loan portfolio, including full or partial prepayments and prepayments as a result of loan consolidation activity, could cause or contribute to differences between the actual performance of the securitization trusts and our key assumptions. Our residual in our securitization is subordinate to securities issued to investors by the trust and may fail to generate any cash flow for us if the securitized assets only generate enough cash flow to pay the debt holders.

Our 2008 securitization was structured as on-balance sheet, so the private student loans that were legally sold to the trust and the asset-backed debt issued by the trust are consolidated on our balance sheet. The private student loans are recorded on our balance sheet at the lower of cost or market, or “LOCOM”, and the asset-backed debt is recorded at the outstanding principal balance of the notes. As in the 2007 securitization, in the 2008 securitization we retain the right to receive any excess cash flow not required to pay the expenses and meet the debt service requirements of the securitization, but the present value of this expected future cash flow is not recorded as an asset on our balance sheet.

We record all of the student loans we hold on our books, both private and federal, whether they are in the 2008 securitization or financed by one of our credit facilities, at the LOCOM. Each quarter we are required to calculate the fair market value of the loans. Because prices for such whole loan assets are not readily available, we use a cash flow valuation technique similar to the valuation of our residual in our 2007 securitization. We estimate the potential securitization capital structure for assets and then apply collateral performance assumptions, estimate the cost of funds, and the potential discount rate for any residual cash flows. The sum of the estimated net bond proceeds plus the estimated residual value is considered to be the fair market value of the assets. The determination of this fair market value is subject to the same risks as described above with respect to the determination of the value of the residual from the 2007 securitization. As of June 30, 2008, we estimated that the fair market value of the private student loans on our books was $116 million. Since these loans previously had a carrying value of $130 million (determined by subtracting the deferred origination fees and valuation reserve from the balance of the loans), we have recognized a $(14) million LOCOM adjustment which reduces our income.

Our assumptions regarding the future cost of funding of auction rate notes are highly uncertain and greatly affect the valuation of our residual interest in our securitization.

Our 2007 securitization trust issued auction rate notes to finance, in part, the purchase of student loans; our 2008 securitization trust did not issue any auction rate securities. Interest rates for the auction rate notes are determined from time to time at auctions. We use a spread over LIBOR to project the future cost of funding of the auction rate notes issued by the trust in determining the value of our service receivables. Historically, the spread over LIBOR that we used to estimate the future cost of funding was based on historical trends, then current auction rates for each trust and assumptions for future auction rates. During the second quarter of fiscal 2008, material deterioration of the debt capital markets resulted in actual auction rates that trended significantly higher than the rates we had assumed in the past. We believe that the higher actual auction rates will persist, resulting in a greater spread over LIBOR, for a longer period of time than we had previously estimated. Our assumption with regard to future auction rates, like our other key valuation assumptions, requires our subjective judgment and is susceptible to change.

The interest rate on each outstanding auction rate note is limited by a maximum rate. The maximum rate is the lowest of three rates: a floating interest rate (generally one month LIBOR plus a margin), a fixed interest rate and the maximum legally permissible rate. The margin applicable to the floating interest rate is dependent upon the then current ratings of the notes subject to an auction. If the notes are downgraded, the applicable margin, and the maximum floating rate, would increase. If the interest rate determined pursuant to the auction procedures would exceed the maximum rate, the interest rate for the applicable interest period would be set at the maximum rate, but the amount of the “excess” interest would accrue as “carryover interest.” A noteholder’s right to receive carryover interest is superior to our residual interest in the securitization trust. As a result, our projected cash releases from the securitization trust that have issued auction rate notes, including the timing of receipt, could be materially adversely affected by increased costs of funding of auction rate notes, including the extent to which the trust accrues carryover interest.

Since February 2008, the auctions of our single-A rated auction rate notes have consistently failed. These auctions may continue to fail and there can be no assurance that the auctions of our triple-A rated auction rate notes will not fail in the future, given that triple-A auction rate securities of other student loan issuers have been experiencing auction failures since February 2008. When the auctions of our single-A rated auction rate notes failed, their interest rate was set at the maximum rate for their rating category, which is one-month LIBOR plus 2.50%. While our triple-A rated auction rate notes have not experienced a failed auction, they have been pricing at very nearly the maximum rate for their rating category, which is one-month LIBOR plus 1.50%. During the fourth quarter of fiscal 2008, we revised our assumption with regard to the future cost of funding of auction rate notes. We assumed at June 30, 2008 that all outstanding auction rate notes will continue to bear interest at the current spreads over one-month LIBOR for 24 months in the case of AAA/Aaa-rated securities and 36 months in the case of A2/A-rated securities and thereafter decline over 18 and 24 months, respectively, to spreads that are lower but higher than historical levels for auction rates. As a result, during the fourth quarter of fiscal 2008, we decreased the estimated fair value of our securitization receivable by $5.5 million. See Note 16- Securitization to the consolidated financial statements.

On August 18, 2008, Moody’s announced that they were placing the auction rate tranches of our 2007 securitization on watch for potential downgrade, due to the continued higher than expected cost of funds. In the event Moody’s does downgrade the “Aaa” rated notes, the maximum rate with respect to those securities will increase from LIBOR plus 1.50% to LIBOR plus 2.50%. In the event that Moody’s does downgrade the “A2” rated notes below “A3”, the maximum rate with respect to those securities will increase from LIBOR plus 2.50% to LIBOR plus 3.50%. In such event, we believe that it is likely that the auction rate securities would trade at or near their new maximum rate. See Note 20- Subsequent Events to the consolidated financial statements.

In late August 2008 through early September, most of the major investment banks that serve as broker dealers with respect to the auction rate securities entered into settlement agreements with the Attorney General of the State of New York whereby they agreed to repurchase the auction rate securities they had sold to investors. Because these broker dealers have been forced to repurchase securities they had sold to investors, they do not have the incentive to provide support for a market for these securities. Given this turn of events, we have now come to the view that it is highly unlikely that the auction rate market will ever recover. It is highly likely that our auction rate securities will trade at the maximum rate until maturity. See Note 20 - Subsequent Events to the consolidated financial statements.

Given the potential for an increased maximum rate in the event of a ratings downgrade and likely permanent lack of support for the auction rate market, we anticipate valuing the residual at less than $1 million as of September 30, 2008, down from $4.1 million at June 30, 2008. If our auction rate securities were to be downgraded and the maximum rate therefore increased, our residual would not be expected to receive any cash flow and would have a value of zero.

RISKS RELATING TO OUR BUSINESS AND OPERATIONS

We have a history of losses and, because we expect our operating expenses to increase in the future, we may not be profitable in the near term, if ever.

We have accumulated net operating loss deficits of $152.7 million through June 30, 2008. The fourth quarter of the 2007 fiscal year, in which we had net income of $0.8 million, was our first and, thus far, only profitable quarter due to our June 2007 securitization. There can be no assurance that we will generate net income for our stockholders on a consistent basis, or at all.

We expect to generate a significant portion of our income from gains on the sale of our student loans to securitizations; our financial results and future growth would be adversely affected if we are unable to securitize or if as was the case with our 2008 securitization that due to investor demand we were not able to structure the transaction to meet the criteria for sale treatment.

We completed our first securitization in June 2007, in which we recognized a gain of $16.2 million from the sale of $137.8 million of private student loans to a trust established by us; in September 2007, we sold $32.4 million of additional private student loans to the trust and recorded a gain of $4.1 million; in November 2007, we sold $380,000 million of additional private student loans to the trust without gain.

We completed our second securitization in July 2008. Unlike our first securitization, which was accounted for as a sale of assets to an off-balance sheet trust resulting in a gain-on-sale for income purposes, our second securitization was not able to meet the criteria for sale treatment due to the need to provide flexibility in hedging certain tranches of fixed rate asset-backed notes, which were issued to meet investor demand and was instead accounted for as a financing whereby the loans remained on our balance sheet and the asset-backed notes were booked as liabilities. No gain or loss was recorded in connection with the transaction. We anticipate that future transactions will be treated as sales for accounting, so long as the transaction structure can meet the criteria for sale treatment.

To the extent that the securitization market is open for us, we intend to continue to securitize our student loans from time to time as sufficient volumes of loans are originated to efficiently execute such transactions. The amount of gain or loss we will recognize from these securitizations will be affected by the timing, size and structure of the securitization transactions, as well as the composition of the loan pools to be securitized, the return expectations of investors and assumptions we make regarding loan portfolio performance, including defaults, recoveries, prepayments, the cost of funds and cost of servicing. Because we expect the gain on sale of student loans to securitizations to comprise a significant portion of future income, the size and timing of such transactions will greatly affect our quarterly results. Until such time as we originate sufficient volume to efficiently securitize loans every quarter, our income will vary significantly from one quarter to the next depending upon whether a securitization is executed in a given quarter or not.

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

We have historically been dependent on the securitization markets for the long-term financing of our student loans. If this market continues to experience difficulties or if our asset quality were to deteriorate, we may be unable to securitize our student loans or to do so on favorable terms, including pricing. If we were unable to securitize our student loans on favorable terms, we would seek alternative funding sources to fund increases in student loans and meet our other liquidity needs. These may include selling the loans to other financial institutions or holding the loans on warehouse lines to term. If we were unable to find cost-effective and stable funding alternatives, our funding capabilities and liquidity would be negatively impacted and our cost of funds could increase, adversely affecting our results of operations, and our ability to grow would be limited.

Because fundings under our warehouse facility were suspended pending our raising additional equity capital, we had to cancel some of the loans that were in our funding pipeline and could be subject to negative publicity and claims as a result.

On September 8, 2008, we were informed that we could no longer draw funds under our loan facility with DZ Bank.  As a result of this event, we were unable to fund approximately $2.7 million in loans that we had informed applicants that we had planned to fund.  We are currently working with affected borrowers to help them find alternative means of meeting their funding needs.  We may be subject to negative publicity which may harm our reputation with schools and customers and the affected customers may attempt to seek damages claims due to our failure to fund them.

Our pause in the origination of private student loans may be damaging to our brand and may make it more difficult for us to reestablish originations.

On September 5, 2008, we paused the origination of private student loans to better manage existing liquidity and capital resources. If we are able to raise additional equity capital and/or obtain additional warehouse capacity, we plan on relaunching our private student loan product. The potential negative perception created by not being able to provide financing for customers that have sought financing at our www.myrichuncle.com website may lead to reduced response rates in the future and increase the cost of customer acquisition. While we believe that we will be able to reestablish confidence in our brand, in the short-term, this could result in lower growth rates or require more money to be spent on marketing to achieve targeted volume, overall making our business less efficient than it had been.

Proposed changes to GAAP Accounting by the Financial Accounting Standards Board, if passed in the future, could make it more difficult to account for a securitization transaction as a sale of assets, which could prevent the Company from recognizing a gain from such transactions.

The Company has securitized student loans through a qualified special purpose, bankruptcy remote trust. For our 2007 securitization, we do not consolidate the financial results of the trust with our own financial results. Our 2008 securitization also uses a qualified special purpose, bankruptcy remote trust but, due to our retaining certain rights of control, did not qualify for sale treatment under Financial Accounting Standards Board, or FASB, Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, or FAS 140, as currently constructed, and consequently, we consolidate the assets and liabilities of the trust. See Note 2 “Summary of Significant Accounting Policies - Securitization Accounting” for a discussion of our determination to not consolidate the securitization trust.

On April 2, 2008, the FASB held a board meeting to discuss the FASB staff recommendation to amend the criteria under which securitizations of financial assets can be treated as sales off-balance sheet and thus allow for the recognition of a gain- or loss-on-sale, as governed by FAS 140. A majority of the board agreed with FASB staff recommendations to increase the standard that must be met for sale treatment of securitized financial assets. The process of amending financial accounting standards can be lengthy and generally involves input from companies that could be affected by the proposed changes. When or if such proposed amendment is made, or the exact implications of the final version cannot be predicted. While such an amendment, if it were to come about, would not prevent us from securitizing our assets, it could potentially, depending upon the final version, require us to account for the securitization transaction as a financing rather than a sale, which would prevent the recording of a gain. Such a change, if it were to come to pass, could have a significant impact on our planned recognition of revenue, causing us to recognize income on the loans it had originated over the life of the assets rather than having a significant gain recorded at the time of securitization and trailing residual income thereafter.

We had a material weakness in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal control over financial reporting, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on

Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, the effectiveness of our internal control over financial reporting.

As disclosed in Part I, Item 9A of this annual report, during the fourth quarter of our 2008 fiscal year, management identified a material weakness in our internal control over financial reporting relating to our control over our cash assets. Although management implemented controls and has remediated the material weakness as of June 30, 2008, we cannot assure you that additional material weaknesses will not be identified in the future.

Our internal control over financial reporting may not prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

If our private student loan origination and purchase agreements with the Bank were to terminate, our business could be disrupted and we could be subject to increased regulation.

Because of our loan origination and loan purchase relationship with the Bank, the private student loans we facilitate and purchase from the Bank are not subject to many state lending and consumer protection laws, including limitations on certain interest rates, fees and other charges. If our loan origination and loan purchase agreements with the Bank were to terminate, our business could be disrupted until we were able to enter into similar agreements with another lender similarly exempt from such state lending and consumer protection laws. If we were unable to obtain such agreements with another lender, our operations would be subject to many state lending and consumer protection laws to which the private student loans we currently facilitate and purchase are not subject, and this could adversely affect our operations and financial results.

We may not be able to effectively manage our growth.

Our strategy requires growing our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. If we are unable to manage our growth and our operations, our financial results could be adversely affected.

We have reduced our headcount in order to better manage our cash flow expenditure and extend the period of time available to us to raise additional equity. While we plan to make increasing use of lower-cost outsourcing alternatives and to develop internal computer systems to enhance existing employee efficiency, if we are successful in raising additional equity, we expect that additional hires will be required.

Demand for our products may decrease.

Demand for higher education financing may decrease. This may be as a result of a decrease in demand for higher education or increased affordability for higher education. This increased affordability may be the result of universities reducing costs, families having more funds available to pay for higher education, increases in the amount of availability of free financing such as scholarships or grants, or other factors unknown to us. Additionally, further government support of higher education through increased funding for students and tax or other incentives related to higher education may reduce the costs, increase the affordability and decrease the demand for our private student loan products and increase prepayment.

Additionally, over the last six months we have been increasing the interest rates and origination fees charged on newly originated private student loans to become profitable given the current cost of funds and generate adequate return on equity given the increased capital that will be required to operate our business and the lower expected advance rates on new warehouse facilities and securitizations. We believe that our competitors will be forced by the same market dynamics to adopt similar pricing, but if that is not the case the demand for our private student loans could decrease.

The growth of our business could be adversely affected by changes in federal student loan programs or expansions in the population of students eligible for loans under federal student loan programs.

More than 90% of our loan volume has come from private student loans originated to finance post-secondary education; we have discontinued federal lending in July 2008 for the time being, so now 100% of our volume comes from private student loans. The availability and terms of federal student loans that the federal government originates, guarantees, subsidizes or is willing to purchase affects the demand for private student loans because students and their families often rely on private loans to bridge a gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal education loans that any student can receive and determines the criteria for federal student loan eligibility. These guidelines are generally adjusted in connection with periodic funding authorizations from the United States Congress for programs under the Higher Education Act. The Higher Education Reconciliation Act of 2005 (part of the Deficit Reduction Act of 2005, Public Law 109-171) increased the annual amounts that first and second year college students and graduate or professional students may borrow and made Parent Loans for Undergraduate Students, or PLUS, loans available to graduate and professional students. The loan limit increases took effect July 1, 2007 while most other provisions took effect July 1, 2006. In addition, the College Cost Reduction and Access Act of 2007  (Public Law 110-84) increased the availability of certain federal education grants, reduced the loan interest rates available in connection with certain federal undergraduate education loans, and made other revisions to the Higher Education Act, generally effective October 1, 2007. Public Law 110-227, the "Ensuring Continued Access to Student Loans Act of 2008," increased the annual and aggregate limitations on the amount of unsubsidized Stafford education loans undergraduate students may receive, made other changes to the Higher

Education Act, and gave the Department of Education (the “Department”) authority to purchase (and enter into forward commitments to purchase) certain subsidized and unsubsidized Stafford loans and PLUS loans under certain conditions, in order to increase the availability of loan capital to meet the demand for such loans. The Department's authority to purchase such loans is presently scheduled to expire on July 1, 2009 unless this authority is renewed by Congress. Public Law 110-315, the Higher Education Opportunity Act of 2008, was signed by President Bush on August 14, 2008, and further amended and extended the Higher Education Act. These and other recent federal legislation could weaken the demand for private student loans. In addition, legislation such as the College Cost Reduction and Access Act of 2007 has reduced the loan interest rates available in connection with certain federal undergraduate student loans, which could result in increased competition in the market for private student loans, which could adversely affect the volume of private loans and securitization transactions and, as a result, the growth of our business.

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

We must be able to compete effectively with other providers of higher education financing products and services to succeed.

The market for higher education finance is highly competitive, and if we are not able to compete effectively, our revenue and results of operations may be adversely affected. The student loan origination market has a large number of competitors and is dominated by a number of large institutions, including JP Morgan Chase, Citibank, Wells Fargo, First Marblehead Corp. (through its facilitation services for leading originators of private loans), Nelnet and Sallie Mae. Most of our competitors have, among other competitive advantages, greater financial, technical and marketing resources, larger customer bases, greater name recognition and more established relationships than we have. If third parties choose to provide the range of services that we provide, pricing for our services may become more competitive, which could lower our profitability or eliminate profitability altogether.

Our credit underwriting system may have defects or turn out to be ineffective, which could materially and adversely affect our prospects, business, and results of operations.

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

Our business operations and product offerings are subject to various governmental regulations. If we or our business partners do not comply with applicable governmental regulations, our business may suffer. If we become subject to additional government regulation, our compliance costs could increase significantly. Regulatory compliance activities could also divert our human and other resources from revenue-generating activities.

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

Litigation and state legislation during the last several years has sought to re−characterize certain loan marketers and other originators and agents of lenders as de facto lenders for purposes of various state lending and consumer protections laws; if such legislation and/or litigation on similar theories were successful against us or any third party marketer, the loans that we purchase and securitize would be subject to individual state lending and consumer protection laws.

All of our private student loans are originated on behalf and in the name of the Bank. After the Bank originates a loan that we or one of our partners have facilitated, the loan is purchased by one of our special purpose subsidiaries or affiliates and pledged to a warehouse facility for short-term financing prior to securitization or other permanent financing. As a federally-chartered savings bank, the Bank is not subject to many state lending and consumer protection laws, including limitations on certain interest rates, fees and other charges. The promissory notes signed by private student loan borrowers under our private student loan program are payable to the order of the Bank, and also expressly provide that the promissory notes and the loan advances made under the promissory notes are governed by federal law and the law of the State of New York without regard to conflict of law rules. In providing our private student loan services to the Bank, we do not act as a lender, guarantor or loan servicer, and the terms of the loans that we purchase from the Bank and subsequently sell or securitize are regulated in accordance with the laws and regulations applicable to the Bank, a federally-chartered savings bank that is headquartered in New York State.

Litigation during the last several years has asserted that certain types of finance companies use out of state bank lenders to evade the usury and interest rate caps, and other consumer protection laws, imposed by the states where the marketers do business. Such litigation has sought, successfully in some instances, to re−characterize the loan marketer as the lender for purposes of state consumer protection law restrictions. Similar civil actions have been brought recently in the context of gift cards issued in the name of national banks and marketed by unaffiliated third parties (such as the owners or operators of retail shopping centers), and income tax refund anticipation loans originated in the name of national banks and marketed by unaffiliated third parties (such as providers of income tax preparation services). We believe that our activities, and the activities of third parties whose marketing on behalf of the lender is coordinated by us, are distinguishable from the activities involved in these cases. However, states are enacting new legislation regulating the conduct of third party marketers of refund anticipation loans and gift cards, and state legislatures and regulators are also attempting to regulate the conduct of third party marketers of private student loans.

Additional state consumer protection laws would be applicable to the loans we facilitate if we, or any third party loan marketer whose activities we coordinate, were re−characterized as a lender, and the loans (or the provisions of the loans governing interest rates, fees and other charges) could be unenforceable. In addition, we could be subject to claims by consumers, as well as enforcement actions by regulators. Even if we were not required to cease doing business with residents of certain states or to change our business practices to comply with applicable state laws and regulations, we could be required to register or obtain licenses or regulatory approvals that could impose a substantial cost on us. To date, there have been no actions taken or threatened against us on the theory that we have engaged in unauthorized lending. However, any such actions could have a material adverse effect on our business.

If we violate applicable privacy laws our business could be materially adversely affected.

The federal government and state governments have enacted fraud and abuse laws and laws to protect borrowers' and applicants’ privacy. Violations of these laws or regulations governing our operations or our third party business partners and our and their clients could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services or exclusion from participating in education finance programs. These penalties or exclusions, were they to occur, would negatively impair our ability to operate our business. In some cases, such violations may also render the loan assets unenforceable or uncollectible due to, for example, successful borrower claims or counterclaims for damages and penalties under such laws or regulations. We could also have liability to consumers if we do not maintain their privacy, or if we do not abide by our own privacy policy and any such violations could damage our reputation and the value and goodwill of our brand name. Violations of these regulations could have a material adverse effect on our financial condition, business and results of operations.

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

If our technology does not function properly, is breached or interrupted, or contains errors that we have not corrected, we may not achieve the performance we expect. Any interruption in or breach of our information systems may result in lost business. For instance, our technology may contain "bugs" or become infected by computer viruses or worms that may interfere with the functionality of our technology or negatively impact our proprietary databases. We may not immediately detect and fix these problems, which may increase damage to our business. These problems may result in, among other consequences, our over-estimating cash flows from borrowers or underestimating default rates. Third parties who have relied on our financial models or projections may have recourse against us in the event of inaccuracies caused by technical or other problems. Individually or cumulatively, these types of problems may have a material adverse effect on our business, financial condition and results of operations. If these types of technical problems were to lead to errors in our reporting of our collateral, it could negatively impact our collateral or our compliance under current or future lending facilities.

If our systems are unable to accommodate a high volume of traffic on our web site, it could cause us to lose business.

If existing or future customers’ use of our web site infrastructure increases beyond our capacity, customers may experience delays and interruptions in service. As a result, they may seek the products of our competitors and our revenue growth could be limited or reduced. Because we seek to generate a high volume of traffic and accommodate a large number of customers on our web site, the satisfactory performance, reliability, and availability of our web site, processing systems, and network infrastructure are critical to our reputation and our ability to serve customers. If use of our web site continues to increase, we will need to expand and upgrade our technology, processing systems, and network infrastructure. Our online services may in the future experience slower response times due to increased traffic if this risk is not effectively addressed, which could cause us to lose business.

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

We have filed a patent application for protecting certain intellectual property assets and intend to continue to apply for new innovations. These patent applications, we expect, could provide an important competitive advantage to us, and our prospects, business, financial condition and results of operations may be materially adversely affected if such patent applications are not granted or upheld. In addition to seeking patent protection, we rely on copyright, trademark and trade secret protection for our intellectual property. These methods may not be adequate to deter third parties from misappropriating our intellectual property or to prevent the disclosure of confidential information or breaches of non-competition agreements between us and our employees or consultants, and may not provide us with adequate remedies for misappropriation. Our technology could also be designed around, replicated or reverse-engineered by competitors, and we may not have the ability to pursue legal remedies against them. For example, competitors could replicate data or acquire data comparable to that which we have assembled in our proprietary databases, which could erode our competitive advantage. We also may fail to detect infringement of our intellectual property rights and may thereby lose those rights. In addition, obtaining, monitoring and enforcing our intellectual property rights will likely be costly, and may distract our management and employees from pursuing their other objectives, which could impair our performance. If we are unable to protect our intellectual property, our business may be materially adversely affected.

We may be subject to litigation for infringing the intellectual property rights of others.

Should we infringe, or be accused of infringing, an existing patent, copyright, trademark, trade secret or other proprietary rights of third parties, we may be subject to litigation. Such litigation will be costly. If we settle or are found culpable in such litigation, we may be required to pay damages, including punitive damages (such as treble damages) if we are found to have willfully infringed, and we may also be required to pay license fees or cease to use that intellectual property which is found to have been infringed by us. The amount of damages we are required to pay may be substantial, and may require us to obtain additional sources of revenue or additional capital to continue operating. We also may be precluded from offering products or services that rely on intellectual property that is found to have been infringed by us. Further, we may also be required to cease offering the affected products or services while a determination as to infringement is considered by a court. If we are not able to offer products or services, our business, financial condition and results from operations may be materially adversely affected.

Senior management may be difficult to replace if they leave.

The loss of the services of one or more members of our senior management team or the inability to attract, retain and maintain additional senior management personnel could harm our business, financial condition, results of operations and future prospects. Our operations and prospects depend in large part on the performance of our senior management team. Our Chief Executive Officer and Co-Presidents have employment agreements which expire on October 31, 2009 and April 1, 2009 respectively. Our Chief Financial Officer, Chief Marketing Officer, General Counsel and Controller do not have employment agreements and are considered to be “at will” employees. We do not maintain key man insurance policies on any of our officers or key employees. We may not be able to find qualified replacements for any of these individuals if their services are no longer available.

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

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

The price of our common stock has been and may continue to be volatile.

The trading price of our common stock has and may continue to fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. During the twelve months ended September 12, 2008, the closing sale price of our common stock on the NASDAQ Global Market ranged from $0.60 to $5.91. These fluctuations could cause you to lose part or all of your investment in our shares of common stock. Factors that could cause fluctuations in the price of our common stock include, but are not limited to those listed in this risk factors section and the following:

•	our default under the Senior Secured Notes or a warehouse facility, all of which we currently have waivers of default under which will expire in the next one to two months;

•	our filing for bankruptcy protection or an involuntary bankruptcy proceeding instituted against us;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	announcement by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital commitments;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of financial services companies;

•	general economic conditions and trends;

•	negative publicity about the student loan market generally or us specifically;

•	major catastrophic events;

•	loss of a significant client or clients; or

•	purchases or sales of large blocks of our stock.

Our business is subject to seasonal fluctuations, which may cause volatility in our quarterly operating results.

We experience, and expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the typical school year. We typically originate the largest proportion of our student loan receivables volume in our fiscal first quarter ending September 30, 2008. These fluctuations could result in volatility or adversely affect our stock price.

The rights of our Series B and Series B-2 preferred stockholders may adversely affect the holders of our common stock.

Our charter documents provide our board of directors with the authority to issue series of preferred stock without a vote or action by our stockholders. Our board of directors also has the authority to determine the terms of our preferred stock, including designations, powers, preferences and voting rights. The rights granted to the holders of our outstanding Series B and Series B-2 preferred stock may adversely affect the rights of holders of our common stock. For example, the Series B and Series B-2 preferred stock are entitled to receive a liquidation preference over all other equity securities that are junior to them. In addition, subject to certain conditions, our charter documents provide protective provisions to the holders of our Series B and Series B-2 preferred stock requiring us to first obtain the written consent of the majority of the holders of each of our Series B and Series B-2 preferred stock prior to undertaking certain actions, including, without limitation, the sale of substantially all of our assets or our liquidation and winding up, amending our charter documents in a manner adverse to the Series B or the Series B-2 preferred stockholders, as applicable, the issuance of additional shares of our stock or any options or convertible securities, and paying dividends to our stockholders. Furthermore, our charter documents provide that, subject to certain conditions, the Series B preferred stockholders have a right of first offer to purchase any new securities offered by us which are junior to the Series B preferred stock. As a result, the rights granted to the holders of our Series B and Series B-2 preferred stock may significantly impair our ability to raise equity capital if the majority of the holders of our Series B or Series B-2 preferred stock do not consent to the offer, sale and issuance of the new securities or we are unable to obtain a waiver of each of our Series B preferred stockholder’s right of first offer. In addition, under the terms of the Series B preferred stock, the price at which the Series B preferred will convert into our common will be adjusted on a weighted average basis if we issue common stock or common stock equivalent securities at a price less than $3.80 per share

Insiders and significant stockholders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

As of September 12, 2008, our directors and executive officers beneficially owned approximately 24.6% of the outstanding voting shares and our two largest institutional stockholders owned an additional 36.27% of our outstanding voting shares. As a result, these stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive offices are located at 590 Madison Avenue, New York, New York. On April 20, 2007, we entered into a sublease agreement with International Business Machines Corporation for the entire 13th Floor of 590 Madison. The sublease expires on August 30, 2014. The base rent due under the agreement is $142,375 per month for the first three years of the agreement and is $150,750 per month for the remainder of the agreement. On April 15, 2008, we terminated our sub-lease for offices we previously occupied at 1114 Avenue of the Americas, New York, New York.

Item 3.  Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any material litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on The NASDAQ Stock Market under the symbol “UNCL” since October 12, 2006. Prior to that time, our common stock was quoted on the OTC Bulletin Board under the symbol “MHOI.OB” from July 21, 2004. Prior to that, our common stock was not actively traded in the public market and was quoted on the OTC Bulletin Board under the symbol “PCFT.OB,” representing our former name, Pacific Technology, Inc. The following table sets forth, for the periods indicated, the high and low sales price information for our common stock as reported on the NASDAQ Stock Market and the high and low bid price information on the OTC Bulletin Board, for the related periods. With respect to prices reported on the OTC Bulletin Board, the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal year 2008
Quarter ended June 30, 2008	$3.05	$1.23
Quarter ended March 31, 2008	$3.82	$1.86
Quarter ended December 31, 2007	$6.15	$2.86
Quarter ended September 30, 2007	$6.27	$3.82

Fiscal year 2007
Quarter ended June 30, 2007	$7.28	$6.12
Quarter ended March 31, 2007	$7.75	$5.79
Quarter ended December 31, 2006	$7.00	$4.75
Quarter ended September 30, 2006	$5.90	$4.60

American Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. The last reported price of our common stock quoted on The NASDAQ Stock Market on September 12, 2008 was $0.70. As of September 14, 2008, there were approximately 56 holders of record of our common stock. This number does not include stockholders for whom shares are held in “street” or nominee name.

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this filing. We have derived the data from consolidated financial statements, which were audited by Bagell, Josephs, Levine & Company, L.L.C., independent registered public accounting firm. The historical results presented here are not necessarily indicative of future results.

	Fiscal Year Ended June 30,
	2008	2007	2006	2005	2004
		(in thousands, except per share data)
Total interest income	$10,857	$8,495	$1,644	$84	$1
Total interest expense	7,890	6,121	1,102	78	0
Net interest income	2,967	2,374	543	6	1
Total non interest income	(10,649)	18,514	59	258	1
Total non interest expense	56,591	44,495	26,803	5,179	201
Net Loss	(68,932)	(26,529)	(27,015)	(4,916)	(201)
Preferred Stock Dividends	(2,175)	(2,894)	(11,607)	(6,296)	0
Net loss applicable to common shares	(71,107)	(29,423)	(38,622)	(11,212)	(201)
Net loss per basic and diluted shares	$(2.40)	$(1.42)	$(2.56)	$0.82	$(0.01)

	June 30,
	2008	2007	2006	2005	2004
	(in thousands)
Cash and cash equivalents	$10,216	$11,606	$17,900	$6,895	$3
Private student loans receivable, held for sale,
lower of cost or market, net (1)	115,996	5,441	38,749	158	0
Federally insured student loans receivable, held for sale,
lower of cost or market	35,374	7,395	0	0	0
Accounts receivable from securitizations	4,093	11,192	0	0	0
Total Assets	195,317	54,192	65,943	13,536	8
Total Liabilities	200,857	21,459	41,172	981	127
Total Stockholders' Equity	$(5,540)	$32,733	$24,771	$12,555	$(119)

Note that the June 30, 2004 financial information represents the period January 1 - June 30, 2004 as the Company changed its fiscal year end from December to June in 2005.

(1) Net of $3,780 valuation reserve, $6,132 deferred origination fees and $13,713 lower of cost or market adjustment.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our "Selected Financial Data" and consolidated financial statements and accompanying notes attached as an appendix to this annual report. In addition to the historical information, the discussion contains certain forward−looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward−looking statements due to applications of our critical accounting policies and factors including, but not limited to, those set forth under the caption "Risk Factors" in Item 1A of Part I of this annual report.

On September 5, 2008, we paused the origination of private student loans and on September 8, 2008, DZ Bank notified us that we could no longer draw funds from our loan facility until we are in compliance with certain covenants of the warehouse loan facility relating to our tangible net worth and liquidity ratio. We are working closely with a number of financial institutions to try to obtain funds that would enable us to resume originations and utilize the DZ warehouse loan facility. Any new warehouse facility would have an additional equity capital raise as a condition precedent. The Company will not be able to originate new loans until it raises additional equity capital. See “—Liquidity and Capital Resources” below. The following discussion describes the operation of our business before we paused our origination activities and how we expect to operate our business upon receipt of additional financing. We continue to provide software and services to admissions offices through our wholly owned subsidiary, Embark Corp., and provide students with information through our Embark.com website as discussed below.

OVERVIEW

We are a specialty consumer finance company that facilitates and provides students with funds for higher education. Equipped with proprietary analytical models and decision tools, we are able to identify and provide customized financial products to students in a more competitive and customer friendly manner. We entered the student lending market as an originator and holder of private student loans and have expanded our lending products to include PrePrime™ student loans and federal student loans. We structure, market, and perform all or substantially all aspects of student loan origination, including underwriting and verification, for our student loan programs.  All the private student loans are then disbursed by the Bank, a federally-chartered savings bank, pursuant to origination agreements with MRU.  We then purchase the loans from the Bank through one of our special purpose funding subsidiaries or affiliates pursuant to purchase agreements we have with the Bank.  These private student loans are purchased with funds borrowed from one of our warehouse loan facilities and with our or our affiliates’ equity capital.  To provide for permanent financing, we have securitized these private student loans in the past.  In the future, we plan to securitize or sell all of our student loan products.  At the time of loan purchase or origination, we outsource the servicing and collections to third parties who are experienced in servicing and collecting both federal and private student loans.  We monitor the performance of our student loan assets to ensure proper servicing and to improve our underwriting criteria.

As a specialty consumer finance company, our profitability is driven by the combination of our ability to minimize the cost of originating a student loan and the amount and cost of leverage that we are able to procure from lenders and the capital markets. During the three years that we have been lending, we have continuously made improvements to our marketing and origination processes, which has helped us reduce our marginal cost to originate a loan. As our loan origination volumes have grown, we have benefited from economies of scale with regard to our fixed expenses. At the same time that our operations have become increasingly efficient, the credit and capital markets have experienced unprecedented disruption and dislocation due to the subprime mortgage market collapse and subsequent contagion. The increased cost of funds hindered our profitability and the decreased advance rates have eroded our capital. Since the crisis began, we have taken steps to reprice our loan products and further improve operational efficiencies to attempt to compensate, but the market has deteriorated faster than we have been able to pass along the increased costs to the borrowers.

Operational Efficiencies
($’s in Millions; Numbers in Units)
	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
Application Received (Dollar Amount Requested)	$2,524.7	$1,414.2	$952.9
Number of Completed Applications Processed	205,048	113,622	74,116
Growth in Applications Received by Dollars	79%	48%

Private Student Loans Disbursed	$164.3	$102.8	$38.8

Preprime Student Loans Disbursed	71.7	43.3	0.0
Total Private Loan Originations	$236.0	$146.1	$38.8
Federal Student Loans Originated	33.6	8.3	0.0
Total Student Loans Originated	$269.6	$154.4	$38.8
Growth in Private Loan Originations	62%	277%
Growth in Student Loan Originations	75%	298%

Sales and marketing expenses	$14.5	$13.3	$7.4
Referral Marketing Costs	2.0	1.0	0.4
Total Cost of Acquisition - private loans	$16.5	$14.3	$7.8
as a % of Private Loans Originated	7.0% (1)	9.8%	20.2%
Growth in Cost of Acquisition	15%	83%
Reduction in Marginal Cost of Acquisition	-29%	-51%

Operations expenses	$6.1	$5.1	$2.5
Technology development	0.9	0.9	1.5
Total Cost of Origination	$7.0	$6.0	$4.0
as a % of Private Loans Originated	3.0%	4.1%	10.3%
Growth in Cost of Origination	17%	50%
Growth in Marginal Cost of Origination	-28%	-60%

(1)
Changes to our underwriting criteria that took place in our fourth fiscal quarter reduced fundable loan volume thereby increasing the cost of acquisition as a percentage of private loans originated. For the first three quarters of the fiscal year, prior to these changes, the cost of acquisition as a percentage of private loans originated was 4.6%.

The volume of completed applications grew from $952 million to $1.4 billion to $2.5 billion in fiscal years 2006, 2007 and 2008, a gain of 48% and 79% from fiscal year 2006 to fiscal year 2007 and from fiscal year 2007 to fiscal year 2008, respectively, the growing rate of growth reflecting the increased reach and recognition of the MyRichUncle® brand. From fiscal year 2006 to fiscal year 2007, private loan originations grew 277% while the cost of acquisition grew 83% and the cost of origination grew 50%. From fiscal year 2007 to fiscal year 2008, private loan originations grew 62% while the cost of acquisition grew 15% and the cost of origination grew 17%. The greater percentage increase in the volume of production as compared to the cost of production illustrates the growing economies of scale.

This same improvement in efficiency of operations is indicated when costs are viewed from a marginal perspective. From fiscal year 2006 to fiscal year 2007, the cost of acquisition as a percentage of private loans originated declined from 20.2% to 9.8%, a 51% decline, and the cost of origination as a percentage of private loans originated declined from 10.3% to 4.1%, a 60% decline. From fiscal year 2007 to fiscal year 2008, the cost of acquisition as a percentage of private loans originated declined from 9.8% to 7.0%, a 15% decline, and the cost of origination as a percentage of private loans originated declined from 4.1% to 3.01%, a 17% decline.

Improvements in the cost of acquisition are attributable the development of more targeted marketing approaches, increased use of co-branded marketing, the greater recognizability of the MyRichUncle® brand, and organic growth from return borrowers. Improvements in the cost of originations are attributable mainly to increased automation of the underwriting process and the maturity of the originations platform which has reduced technology development expense.

Portfolio Funding

Comparing our 2007 securitization to our 2008 securitization illustrates the significant changes that have taken place in the capital markets.

	MRU Student Loan Trust 2007-A		MRU Student Loan Trust 2008-A
Closing Date	June 28, 2007		July 10, 2008

Loan Balance (1)	$170,443,350		$125,500,000
Liquidity Reserves	$27,000,000		$20,144,750
Asset Balance	$197,443,350		$145,644,750
	Advance Rate (2)			Advance Rate (2)
“AAA” Asset Backed Securities	$165,500,000	81.3%	$100,322,000	63.9%
“AA” Asset Backed Securities			$7,477,000	69.8%

“A” Asset Backed Securities	$21,500,000	93.9%	$9,036,000		77.0%
“BBB” Asset Backed Securities			$7,789,000		83.3%
“BB”/Unrated Asset Backed Securities	$13,000,000	101.5%	$4,256,976	(4)	86.6%

Weighted Average Loan Yield	3-month LIBOR + 3.70%		3-month LIBOR + 4.90%
Weighted Average Bond Yield (3)	3-month LIBOR + 0.40%		3-month LIBOR + 4.83%

(1)
Loan balance after acquisition of additional collateral during the prefunding period. For 2008 securitization, additional collateral has not and probably will not be delivered, but that fact does not detract from the relevance of the comparison.

(2)
Advance rate for a given ratings level is the percentage derived by dividing (a) the sum of the principal balance of all bonds at that ratings level or of a higher rating minus the amount of liquidity reserves, by (b) the loan balance.

(3)	At time of origination.
(4)	Proceeds.

In one year’s time, deterioration in the capital markets has lead the cost of funding to increase by nearly 4.5%. This increase in cost of funds occurred more quickly than we were able to raise interest rates on our private student loans to compensate, so the portfolio we securitized in July 2008 has less excess spread, the difference between the yield on the loans and cost of funds of the bonds, than our prior securitization. Because excess spread provides coverage for losses over time, lower amounts of excess spread can result in lower advance rates, as overcollateralization, the excess of the principal balance of the loans over the principal balance of the bonds, is then needed to substitute for credit enhancement, in order to pass the rating agency loss coverage requirements. Lower advance rates have meant that the Company must invest more of its capital in order to support a securitization financing. Between the 2007 securitization and the 2008 securitization, advance rates decreased by 15% of the balance of the loans.

The deterioration of the capital markets has also impacted the cost of funds of our 2007 securitization, which has lead us to writedown our investment in that transactions residual interest, effectively reversing portions of the gain-on-sale that we have taken previously. The senior asset backed securities issued by the 2007 securitization, representing 93% of the debt issued, are auction rate securities. Auction rate securities have a variable rate of interest that is reset through an auction process on a periodic basis, subject to a cap rate established at the time of issuance. The deterioration of the capital markets has caused the auction rate market to fail to function properly and our auction rate securities, like those of all other student loan issuers, have been pricing at the maximum interest rate since February 2007. This increase in cost of funds has reduced our expectation about how much cash flow we will receive over time from our 2007 securitization and correspondingly we have reduced the value of our residual interest. The increased yield that investors are demanding has also caused us to increase the discount rate we use to discount the cash flow we project to receive. We have also made adjustments to our default assumption, but the changes in cost of funds and discount rates have clearly had the greatest impact. The timing difference in gain and loss recognition is illustrated below.

	Fiscal Year 2007	Fiscal Year 2008
Gain-on-sale	$16.2 million	$4.1 million
Residual write-downs	0.0	(7.7)
Securitization Income, Net	16.2	(3.7)
Interest Income - Residual Interest	0.0	1.4
Total Impact on Net Income (Loss)	$16.2 million	$(2.3) million
Other Comprehensive Income	2.7	(2.7)
Total Impact on Equity	$18.9 million	$(5.0) million

Beginning Accounts Receivable from Securitization	$0.0 million	$11.2 million
Additions from new sales to securitization	11.2	2.0
Interest Income - Residual Interest	0.0	1.4
Other Comprehensive Income	0.0	(2.7)
Residual write-downs	0.0	(7.7)
Ending Accounts Receivable from Securitization	$11.2 million	$4.1 million

Changes in Originations

In order to offset the increased cost of funds and increase the potential advance rate, we have increased the interest rate margin and the origination fees we charge for private loans. We have been able to pass along this increase without deterioration in credit quality. The chart below demonstrates the inelasticity of demand on the part of private student loan borrowers. As we have increased interest rates and origination fees throughout the year, there has been no deterioration in credit quality.

Disbursement Quarter	Wtd. Avg. Margin over 3-Month LIBOR in Repayment	Wtd. Avg. Origination Fees as a % of Loan Balance	Wtd. Avg. Qualifying FICO Score
Q1	4.66%	4.1%	715%
Q2	4.76%	4.2%	714%
Q3	5.44%	5.1%	712%
Q4	6.59%	5.1%	719%

Since the pricing of our 2008 securitization, we have further increased our pricing in order to ensure that we have 4-6% spread between the student loan interest rate and the expected cost of funds. As such, in August 2008 we raised our weighted average margin to LIBOR + 11.5% and increased the origination fees charged to 7.5% for new private student loans. This should allow us to increase the advance rate on our securitizations, reducing the amount of capital needed to support the financings, and increasing the return on that capital. Based upon market intelligence, we believe that other student lenders are pricing their assets similarly.

BUSINESS TRENDS, UNCERTAINTIES AND OUTLOOK

Portfolio Funding

The conditions of the debt capital markets generally, and the asset-backed securities, or ABS, market specifically, rapidly deteriorated beginning in the second quarter of fiscal year 2008. That deterioration accelerated during the third quarter of fiscal year 2008 and persists as of September 15, 2008. While we were able to complete our second securitization of private student loans in July 2008, there can be no assurance that we will have access to the securitization markets in the future. In fact, market conditions have worsened since we closed the 2008 securitization.

To date, student loan asset-backed securitizations have been the only source of permanent financing for our private student loans programs. As our loans available for securitization volume has grown, we have pursued alternative means to finance our student loans. Other sources of funding have not been available on acceptable terms, if available at all. Recent conditions in the capital markets have generally resulted in a substantial widening of credit spreads and significantly more restrictive covenants, which has adversely affected the pricing, terms and conditions of alternative funding mechanisms we have pursued. While we continue to have discussions with several warehouse lenders, we have not yet been able to obtain a commitment for a lender for additional warehouse financing.

Collateral Performance

Our collateral continues to perform well due to our more selective school list, tighter underwriting and stringent verification standards. Similar to the performance of other companies’ private student loan securitizations that we have observed from publicly available data, the most recent graduation vintage is performing worse than previous graduating classes that have entered into repayment. We believe that this performance is attributable to the worsening economy which can have a disproportionate impact on recent college graduates attempting to enter the workforce for the first time. Seventy-four percent of our managed portfolio is not yet in repayment, and as such has the opportunity to commence repayment in a better economic environment.

Managed Private Loan Portfolio

	6/30/2006		6/30/2007		6/30/2008
Loan Status	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance
In School	1,779	$23,613,625	6,030	$90,137,915	12,390	$188,846,969
In Grace	305	$3,849,527	1,345	$18,901,169	2,795	$41,146,288
Deferred	4	$64,709	40	$755,153	170	$3,057,617
Repayment
Current	664	$7,742,007	2,200	$26,815,512	5,203	$67,288,227
30 - 60	6	$39,626	39	$418,996	68	$1,016,194
61 - 90	6	$98,002	22	$285,290	95	$1,330,359
91 - 120	3	$18,951	19	$221,325	48	$844,973
121 - 150	1	$10,152	10	$136,255	23	$293,765
151 - 180			5	$94,701	17	$288,195
Forbearance	4	$73,729	42	$789,722	286	$5,534,685
Repayment Eligible	684	7,982,467	2,337	28,761,802	5,740	76,596,398
All Loans	2,772	$35,510,329	9,752	$138,556,040	21,095	$309,647,273
Delinquencies	16	166,731	90	1,061,866	234	3,485,291
As a % of Repayment Eligible Loans	2.34%	2.09%	3.85%	3.69%	4.08%	4.55%
Forbearance	4	73,729	42	789,722	286	5,534,685
As a % of Repayment Eligible Loans	0.58%	0.92%	1.80%	2.75%	4.98%	7.23%

Note: Deferment and forbearance are repayment status under which the borrower is not required to make payments on the private student loan. The private students loans continue to accrue interest, and accrued interest is capitalized at the end of every calendar quarter and also upon entry into repayment. Deferment may be granted by the servicer in the event that, among other reasons, the borrower returns to school, enters active duty military service, is performing certain types of public service (e.g., the Peace Corps), or is participating in a medical or dental residency. Forbearance is for borrowers who do not qualify for a deferment but are unable to make current payments.

	Off Balance Sheet Portfolio	Balance Sheet Portfolio	Total Managed Portfolio
Number of Loans	11,190	9,905	21,095
Aggregate Loan Balance	$169.9 million	$139.6 million	$309.6 million
Weighted Average qualifying FICO	718	713	716
Percentage of loans with co-borrowers	64%	70%	67%
Percentage of loans with borrower who is attending a graduate or professional school	37%	34%	36%
Weighted average federal cohort default rate for the schools attended by borrowers	2.1%	2.2%	2.2%

In response to increased delinquencies, we have increased our efforts to supplement the efforts of our servicers and collection agencies, by assisting in enrollment verification and skip tracing. Our recent efforts in this regard have helped our servicers and collection agencies increase the cure rate with respect to delinquent borrowers. Our assumptions with regard to future collateral performance factor in this improvement, as we intend, if we are able to raise additional capital to sustain our operations, to continue to focus on these areas.

Securitization Static Pool Performance
In its first year of performance, the 2007-A securtization has had 0.95% of the pool default, net of cures. Loans are considered to be defaulted when they become more than 180 days past due or upon the event of bankruptcy. Because student loans are generally non-dischargeable in bankruptcy many of the loans to borrowers in bankruptcy can be expected to return to repayment once the bankruptcy has been resolved. Approximately 28% of the defaults are defaults due to bankruptcy. Of these defaults, 43% of them have cured, i.e., returned to non-defaulted status. If only defaults due to delinquency are considered, pool defaults, net of cures would be 0.75%.

As discussed above, we believe that the 2007-A securitization has been negatively impacted by the worse than expected performance of the 2008 graduation vintage. We believe that if the economy is better as future graduation classes enter repayment and if we continue our focus on improved servicing oversight that future graduation vintages will exhibit better performance. With these factors in mind, we have increased our estimate of cumulative defaults for the 2007-A securitization from 4.5% to 6.0%.

Outlook

We continue to believe that private student loans are an important source of college funding. College attendance is growing, the overall cost of college continues to rise and government guaranteed loans are limited. Added pressure for funding education may also result from declining home values and the unavailability of home equity loans that have been a source of funding for education in the past. We believe that borrowers will need responsible private student loan solutions after exhausting all available scholarships, grants and federal aid. Moreover, the College Cost Reduction and Access Act of 2007 has reduced the loan interest rates available in connection with certain federal undergraduate student loans, and we believe that we will continue to see competitors exit the student loan industry. We have continued to receive strong demand for our student loans, both throughout fiscal 2008 and the beginning of fiscal 2009, which is the peak season for loan production.

At present, our liquidity and capital resources are limited. Our continuing operations will be wholly dependent upon being able to raise additional capital in order to recommence our student lending program. See “Liquidity and Capital Resources” below.

Revenues and Expenses
We generate operating revenues from: interest accrued and origination fees on our student loan portfolio, origination and management fees paid to us by the EEF I, LLC for the generation and management of Preprime TM loans, and subscription and service revenues from our online college application business. Gains from the sale or securitizations of portfolios of our student loans are recorded in Non-Interest Income.

Our earnings and growth in earnings are directly affected by the size of our portfolio of student loans, the interest rate characteristics of our student loan portfolios, and the costs associated with originating, financing, and managing our student loan portfolios. Our income has historically been primarily generated by securitization income and interest income, or net interest earned on our student loan portfolios. Our quarterly revenue, operating results and profitability vary and may continue to vary on a quarterly basis, primarily because of the timing and volume of the loans we originate and because of the timing, size and structure of any securitizations we may execute.

In June 2007, we completed our first securitization of private student loans. Securitization refers to the technique of pooling loans and selling them to a special purpose, bankruptcy remote entity, typically a trust, which issues securities to investors backed by those loans. The debt instruments that the trust issues to finance the purchase of these student loans are obligations of the trust, and not obligations of the Company. On a going forward basis, we plan to either sell or securitize student loan portfolios, which will generate a gain on sale for us for this asset. The timing of such an event is dependent on several factors, including but not limited to the following: the size of our student loan portfolios, our financial ability to hold this asset, the conditions in the credit and ABS markets at the time of the transaction for this asset class, and our ability to support the requirements for a sale or securitization transaction.

The gain that the Company books when it securitizes is driven by the ability of the Company to book the expected future residual cash flow, the excess of the securitized portfolios collections and releases from transaction reserve funds over the amount required to service the securitization debt, as an asset on its balance sheet post the sale of loans to the securitization trust. Because there are no readily available prices for such residual assets, GAAP accounting allows the Company to compute the fair value by discounting projected residual cash flows, which are determined based upon assumptions regarding collateral performance and discount rates that the Company believes are reasonable. If actual performance were to deviate negatively from these assumptions, the Company would be required to write-down its residual interest to its new fair value assumption resulting in a loss. The Company is required to re-evaluate its valuation of the residual interest in its securitization on a quarterly basis. In this regard, during the quarter ended June 30, 2008, the Company had to decrease the value of its residual interest by $5.5 million.

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

Seasonality of Originations
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

Student Loan Originations
($’s in Millions)

	Fiscal Year 2008
	Q4	Q3	Q2	Q1
Private Student Loans	$31.8	$27.0	$33.1	$72.4
Preprime™ Student Loans	3.7	14.0	20.0	34.0
Federal Student Loans	3.9	1.8	5.4	22.5
Total Student Loan Originations	$39.4	$42.8	$58.4	$129.0

	Fiscal Year 2007
	Q4	Q3	Q2	Q1
Private Student Loans	$24.8	$24.1	$22.1	$31.8
Preprime™ Student Loans	9.2	9.7	10.6	13.8
Federal Student Loans	0.6	3.5	2.4	1.8
Total Student Loan Originations	$34.6	$37.3	$35.1	$47.4

	Fiscal Year 2006
	Q4	Q3	Q2	Q1
Private Student Loans	$15.4	$7.8	$7.8	$7.8
Preprime™ Student Loans	0.0	0.0	0.0	0.0
Federal Student Loans	0.0	0.0	0.0	0.0
Total Student Loan Originations	$15.4	$7.8	$7.8	$7.8

Note: Totals may not sum due to rounding.

We tightened our underwriting criteria in April 2008, which has reduced the volume of loans approved and funded.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. On an ongoing basis, management evaluates its estimates and judgments, including but not limited to those related to revenue recognition, accrued expenses, financing operations, contingencies, and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Such estimates may be the most significant accounting estimates inherent in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. These accounting policies are described and disclosed in relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this annual report on Form 10-K.

Carrying Value of Private Student Loans
The company records its private student loans on its balance sheet at the lower of its amortized cost or the fair market value of the private student loans, referred to as “lower of cost or market” or “LOCOM”. The carrying basis of the loans is represented by the outstanding principal balance plus accrued interest less the unamortized deferred origination fees and the valuation reserve. If the fair market value of the private student loans is less than the carrying basis, then a lower of cost or market adjustment is established on the balance sheet to reduce the net carrying value to fair market value.

There are different ways of estimating fair market value, but the Company believes that securitization valuation is the most accurate valuation technique, given available information. A loan portfolio’s securitization valuation is equal to the proceeds raised by securitization, net of transaction expenses and fees, plus the fair market value of the residual retained. Given that 69% of the Company’s owned private student loan portfolio as of June 30, 2008 was subsequently included in the 2008 securitization, we assumed that the portfolio as a whole would have a comparable securitization bond structure in terms of advance rates and ratings class sizes and that the securities would have the same pricing as the bonds in the 2008 securitization (which priced three days after the end of the fiscal year). To value the residual, we used the same collateral performance assumption we used in valuing the residual in our 2007 securitization; see “Residual Valuation” below for a summary of how these assumptions were determined. Based upon these assumptions, the fair market value of our private student loans was $116.0 million as of June 30, 2008. The following table illustrates how the lower of cost or market reserve was calculated.

Private student loans	$139.6 million
Valuation Reserve	$(3.8) million
Deferred Origination Fees	$(6.1) million
Carrying basis	$129.7 million
Fair market value	$116.0 million
Lower of cost or market adjustment	$13.7 million

Residual Valuation
Because there are no quoted market prices for our securitization residual receivable, we use discounted cash flow modeling techniques and the following key assumptions to estimate their values:

•	the discount rate, which we use to calculate the fair value of our residuals;
•	the annual rate and timing of student loan prepayments;
•	the trend of interest rates over the life of the loan pool, including the forward LIBOR curve, and the spread between LIBOR and auction rates;
•	expected annual rate and timing of loan defaults;
•	expected recoveries of defaulted loans; and
•	fees and expenses of the securitization trusts.

We began originating student loans in June 2005, so our performance history is limited with respect to prepayments, defaults and recoveries. We base these estimates on what historical data we have, publicly available third party data and our industry experience, adjusting for specific program and borrower characteristics such as loan type, borrower creditworthiness and federal cohort default rate for the borrower’s school. We monitor trends in loan performance over time and make adjustments we believe are necessary to value properly our receivables balances at each balance sheet date. Because our estimates rely on quantitative and qualitative factors, including macroeconomic indicators to predict prepayment, default and recovery rates, management's ability to determine which factors are more heavily weighted in our estimates, and our ability to accurately incorporate those factors into our estimates, can have a material effect on our valuations.

The following table shows the approximate weighted average assumptions for loan performance at June 30, 2008 and 2007; we had no residuals outstanding at June 30, 2006 as we had not yet completed our first securitization.

	Cumulative Defaults	Recovery Percentage	Annual Prepayments	Auction Rate as a Spread Over LIBOR	Discount Rate
2008	6.0%	20%	7%	0.82%	20%
2007	4.5%	20%	7%	0.04%	12%

Cumulative Defaults. We increased our cumulative default assumption to 6.0% to adjust for charge-off experience of our 2007 securitization pool, which has had 0.95% charge-offs, net of cures, in the first year of performance. Charge-offs have come in above initial expectation due to the performance of 2008 graduates who have been impacted by the worsening economy; we have observed similar trends in other student loan originators publicly available data. We note that 28% of charge-offs in the 2007 securitization have been charge-offs due to bankruptcy, which generally return to repayment after the bankruptcy has been resolved (43% have already cured), due to the fact that private student loans are generally non-dischargeable in a bankruptcy.

Recovery Percentage. Because the number of charge-offs we have had is very limited, our recovery experience is even more limited. We base our recovery assumption primarily based upon a our assessment of publicly available industry data.

Annual Prepayments. We apply a prepayment curve that starts low and increases over time as the loan seasons, averaging 7% annual prepayments over the life of the loan. Given our limited performance history, we derived our prepayment curve from publicly available static pool performance data. During its first year, our 2007 securitization has experienced prepayment rates consistent with our projected curve.

Auction Rate as a Spread Over LIBOR. All of the senior securities issued by our 2007 securitization were auction rate securities. The interest rate on an auction rate security is reset every 28 days at auction. Due to the deterioration of the auction rate market, the interest rates have increased dramatically since issuance. For the six months prior to June 30, 2008, the interest rates have been at or less than a basis point below the maximum rates, which are one-month LIBOR plus 1.50% for Aaa/AAA-rated securities and one-month LIBOR plus 2.50% for A2/A-rated securities. Our residual valuation is based upon the projection that the auction rate securities will continue to price at the maximum rate for 2 and 3 more years for the Aaa/AAA and A2/A-rated securities, respectively, after which time the rates will decline to rates which are lower but above historical levels.

 It is possible, in the event of certain ratings agency actions, that these maximum rates can increase further. If any auction rate note were to be rated below Aa3 but at least A3 by Moody's, and below AA- but at least A- by S&P, as applicable, it would bear an interest rate of one-month LIBOR plus 2.50%. Furthermore, if any auction rate note were to be rated below A3 by Moody's and below A- by S&P, as applicable, its maximum auction rate would be calculated as one-month LIBOR plus 3.50%.

Discount Rates. In determining an appropriate discount rate for valuing our residuals, we historically have reviewed the rates used by student loan securitizers as well as rates used in the much broader ABS market. We changed our discount rate assumption based upon investor demand for our 2008 securitization, which priced three days after the end of fiscal 2008.

The following table summarizes the changes in our estimate of the fair value of the Residual Interest for the fiscal year ended June 30, 2008.

($’s in thousands)		Fiscal Year ended June 30, 2008

Fair value at beginning of period		$11,192
Additions from new sales to securitization	$1,993
Accretion of interest income	1,385
Reversal of unrealized gain in other comprehensive income	(2,757)
Impairment recorded in Securitizaton Income/(Loss), net	(7,720)
Net change		(7,099)

Fair value at end of period		$4,093

Sensitivities
Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auction rates, as well as decreases in default recovery rates, would have a negative effect on the value of our residual interest. Student loan prepayments include either full or partial payments by a borrower in advance of the maturity schedule specified in the promissory note, including payments as a result of loan consolidation activity. LIBOR is the reference rate for a substantial majority of the loan assets and, we believe, a reasonable index for borrowings of the trusts. Because the trusts' student loan assets earn interest based on LIBOR and some trusts have outstanding securities that pay interest based on the results of auction rates, changes in the spread between LIBOR and the auction rate can affect the performance of the trusts which have issued auction rate notes.

The following table shows our loan performance assumptions and service receivables balances at June 30, 2008 and estimated changes that would result from changes in our loan performance assumptions. The effect on the fair value of the residual receivables are based on variations of 10% or 20%. We also discuss below the effect on the fair value of the residual receivables of changes in the assumed spread between 1-month LIBOR rates and auction rates.

The sensitivities presented below are hypothetical and should be used with caution. The effect of each change in assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in key assumptions may differ materially from the sum of the individual effects calculated below.

($’s in Thousands)	Percentage Change in Assumptions		Residual Balance	Percentage Change in Assumptions
	Down 20%	Down 10%		Up 10%	Up 20%
Annual Prepayment Rate
Residual Balance	$4,282	$4,186	$4,093	$4,002	$3,912
% Change	4.62%	2.27%		(2.22)%	(4.42)%
Cumulative Default Rate
Residual Balance	$4,657	$4,370	$4,093	$3,819	$3,550
% Change	13.78%	6.77%		(6.69)%	(13.27)%
Default Recovery Rate
Residual Balance	$3,983	$4,038	$4,093	$4,148	$4,203
% Change	(2.69)%	(1.39)%		1.34%	2.69%
Discount Rate
Residual Balance	$5,387	$4,690	$4,093	$3,580	$3,139
% Change	31.61%	14.59%		(12.53)%	(23.31)%

($’s in Thousands)	Percentage Change in Assumptions		Residual Balance	Percentage Change in Assumptions
	Tighten 25 basis points	Tighten 10 basis points		Widen 10 basis points	Widen 25 basis points
Spread between LIBOR and Auction Rate Indices
Residual Balance	$5,575	$4,686	$4,093	$3,577	$2,792
% Change	36.21%	14.49%		(12.61)%	(31.79)%	)%

Since the end of the 2008 fiscal year, two events have occurred that have changed our view regarding the valuation of the residual. First, the New York State Attorney General’s settlement with many of the major auction rate broker/dealers caused them to repurchase auction rate securities they had sold to their customers. We believe that the impact of this course of action will be to discourage broker/dealers from reviving the auction rate market in the future because of the precedent created. For this reason, we now believe that the appropriate assumption for the auction rate is that it will stay at the maximum rate until maturity. Under this assumption, the value of the residual would be less than $1 million. Second, on August 18, 2008, Moody’s placed the auction rate securities from the 2007 securitization on watch for potential downgrade due to the higher than expected cost of funds. If the securities are downgraded, the maximum rate will increase by at least 1%, and we believe that it is likely that the securities will trade at the maximum rate until maturity. If this occurs, we would not expect to receive any cash from the residual, and its value would be zero.

Goodwill & Intangibles
When we acquired Embark in February 2007, we recorded goodwill and intangibles in connection with the transaction. Goodwill represents the value we paid in excess of the value of the assets acquired. The intangibles are the value of certain licenses and intellectual property acquired. On an annual basis we are required to evaluate the value of the goodwill and intangibles. If we cannot justify the value of the goodwill and intangibles, then we may be required to write them down to the fair market value and take a charge to earnings in the amount of the write-down. As of June 30, 2008, prior to testing, we valued the goodwill at $5.8 million and the intangibles, net of amortization, at $2.1 million.

During fiscal year 2008, Embark had revenue of $5.9 million and a net loss of $(5.4) million. During the fiscal year, we invested heavily in the development of new technology, the launch of our Embark.com website in September 2007 and the development of a new software platform for the admissions management business. While our Embark subsidiary had a net loss, we believe that goodwill and intangible valuation is justified based upon projected cashflows to be generated by the business over the next four years. We believe that in future fiscal years we will be able to capitalize upon the users that opt-in to receive information about financial services and other products either by selling the leads to other financial services companies or by being able to market student loans to them on a profitable basis.

Consolidation
Our consolidated financial statements include the accounts of MRU Holdings, Inc. and its subsidiaries, after eliminating inter-company accounts and transactions. We have not consolidated the financial results of the MRU Student Loan Trust 2007-A purchasing loans that we have sponsored, because the transaction met the deconsolidation requirements described below. We have been required to consolidate MRU Student Loan Trust 2008-A, which closed on July 10, 2008, because the transaction did not meet all of the deconsolidation requirements described below.

To meet the sale criteria of FAS 140, the Company’s June 2007 securitization used a two-step structure with a Qualified Special Purpose Entity (“QSPE”) that legally isolates the transferred assets from the Company, even in the event of bankruptcy. The transactions are also structured, in order to meet sale treatment, to ensure that the holders of the beneficial interests issued by the QSPE are not constrained from pledging or exchanging their interests, and that the Company does not maintain effective control over the transferred assets.

The Company assessed the financial structure of the securitization to determine whether the trust or other securitization vehicle meets the sale criteria as defined in FAS 140 and accounts for the transaction accordingly. To be a QSPE, the trust must meet all of the following conditions:

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

The FASB has embarked upon a project to amend FAS 140 that would potentially remove the concept of the QSPE from such statement effective for fiscal years beginning after November 15, 2009 and thereby eliminate gain on sale accounting as currently utilized. As a result of this, the FASB would then also remove the QSPE exception from FASB Interpretation 46I, Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51 (“FIN 46R”). The FASB is expected to issue an exposure draft on this topic and the ultimate impact, if any, of these deliberations on our accounting practices is uncertain at this time.

We also have not consolidated our affiliate, EEF I, LLC. The Company has not consolidated this affiliate within its financial statements per FIN 46R, which requires consolidation by business entities of variable interest entities, which have one or more of the following characteristics (the Company’s application of the facts of the agreement to FIN 46 requirements are noted after each):

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

RESULTS OF OPERATIONS

Years ended June 30, 2008, June 30, 2007 and June 30, 2006

INTEREST INCOME The Company’s interest income is mostly comprised of interest income on the private and federal loan portfolios and the accrual of interest income on the residual interest from the Company’s 2007 securitization. Total interest income increased to $10.9 million for the year ended June 30, 2008 (“fiscal 2008”) from $8.5 million for the year ended June 30, 2007 (“fiscal 2007”) and $1.6 million for the year ended June 30, 2006 (“fiscal 2006”). The increase from fiscal 2006 to 2007 is primarily attributable to the growth of our private student loan portfolio, as loan portfolio interest income on private student loans increased from $1.2 million to $7.8 million. Loan portfolio interest income on private student loans decreased to $7.1 million in fiscal 2008 due to the fact that we securitized most of our private student loans in our 2007 securitization at the end of fiscal 2007 and due to decreases in the London Interbank Offered Rate (“LIBOR”), upon which the interest rates on our loans are set. Despite the slight decline of loan portfolio interest income on private student loans, total interest income increased from fiscal 2007 to 2008 due to the addition of $1.4 million residual interest income from our 2007 securitization and $1.3 million of loan portfolio interest income on federal student loans which increased from $0.1 million in fiscal 2007 due to the significant origination volume and portfolio growth during fiscal 2008.

INTEREST EXPENSE The total interest expense increased to $7.9 million for fiscal 2008 from $6.1 million for fiscal 2007 and $1.1 million for fiscal 2006. The increase from fiscal 2006 to 2007 is primarily attributable to the growth of warehouse facility borrowings to fund the growth of our private student loan portfolio, as facility interest and origination bank costs increased from $1.1 million to $6.1 million. Facility interest and origination bank costs increased in fiscal 2008 to $6.7 million due to increases in interest rates for our warehouse facilities. Additionally, the increase in total interest expense in fiscal 2008 was due to the increase from in other interest expense of $1.1 million which is comprised of interest costs related to the Senior Secured Notes detailed in Note 12 of the Notes to the consolidated financial statements.

NON-INTEREST INCOME The Company’s non-interest income is primarily comprised of fair value adjustments to the Company’s private student loan portfolio, income relating to the 2007 securitization as well as the subscription and service revenue fees from the Company’s Embark subsidiary. Non-interest income decreased to $(10.6) million in fiscal 2008 from $18.5 million in fiscal 2007; there was no material non-interest income in fiscal 2006. In fiscal 2008, the Company recorded a fair value adjustment relating to its private student loan portfolio of $(13.7) million, due to the fact that at June 30, 2008, the Company estimated that the fair market value of its private student loan portfolio was less than its carrying value. Securitization income (net) decreased to $(3.7) million in fiscal 2008, reflecting the gain-on-sale during the first and second quarter of fiscal 2008 of the second and third pools of loans to the 2007 securitization, and reduced by impairment write-downs of the Company’s Residual Interest in the 2007 securitization that were recorded in the third and fourth quarters of fiscal 2008, from $16.2 million in fiscal 2007, reflecting the gain on the initial sale of loans to the 2007 securitization. Subscription and service revenue, primarily from Embark increased to $5.9 million for fiscal 2008 from $1.7 million for fiscal 2007, in part due to the fact that income from Embark was only recorded for less than five months, from the acquisition date in February through the end of the fiscal year on June 30. Origination processing fees generated by the Company’s origination of PrePrimeTM loans for EEF I, LLC increased 56% to $0.72 million for fiscal 2008 from $0.46 million for fiscal 2007, proportionate with the growth in origination volume.

NON-INTEREST EXPENSE In connection with the Company’s student lending business, non-interest expense increased to $45.2 million in fiscal 2008 from $42.1 million in fiscal 2007 and $26.8 million in fiscal 2006. The rate of increase of non-interest expense was 7% from fiscal 2007 to fiscal 2008 and 57% from fiscal 2006 to fiscal 2007. This compares favorably to the 75% increase in loan originations from fiscal 2007 to fiscal 2008 and 298% from fiscal 2006 to fiscal 2007, demonstrating the scale that the Company’s business model is achieving.

Corporate general and administrative expenses increased to $13.0 million for fiscal 2008 from $11.7 million in fiscal 2007 and $9.6 million in fiscal 2006. In May 2007, the Company also moved to a larger corporate office, so rent and other facilities expense in fiscal 2008 is $1.1 million higher than in fiscal 2007.

Sales and marketing expense increased to $14.5 million for fiscal 2008 from $13.3 million for fiscal 2007 and $7.4 million for fiscal 2006. Referral marketing costs increased to $2.0 million for fiscal 2008 from $1.0 million for fiscal 2007 and $0.4 million for fiscal 2006. These two categories combined represent the Company’s aggregate marketing expenditure and are $16.5 million, $14.3 million, $8.4 million for fiscal 2008, 2007 and 2006, respectively. The rate of increase of aggregate marketing expenditure was 15% from fiscal 2007 to fiscal 2008, during which time period originations grew 75%, and 70% from fiscal 2006 to fiscal 2007, during which time originations grew 298%, further demonstrating the scalability of the Company’s brand and marketing activities.

Operations expense increased to $6.1 million in fiscal 2008 from $5.1 million in fiscal 2007 and $2.5 million in fiscal 2006. The rate of increase in operations expense was 20% from fiscal 2007 to fiscal 2008 and 104% from fiscal 2006 to fiscal 2007. Compared to loan volume growth during the same period, these much lower growth rates indicate that our customer service and origination processing functions are evidencing increased efficiency.

Technology development decreased to $0.9 million in fiscal 2008 from $2.7 million in fiscal 2007 and $1.5 million in fiscal 2006. The Company’s expenditure on technology development allowed it to build and improve its proprietary loan origination platform. As the core technology was successfully established, the need for additional development expense has declined.

Within non-interest expense, stock compensation expense, which is a non-cash expense, was $3.4 million, $5.6 million and $7.8 million in fiscal 2008, 2007 and 2006, respectively.

Legal expenses increased to $2.2 million in fiscal 2008 from $1.0 million in fiscal 2007 and $0.6 million in fiscal 2006. The significant increase in legal expenditures in 2008 was due to the increased number of financing transactions that the Company pursued in order to increase its capital and liquidity.

Depreciation and amortization expense decreased to $3.9 million in fiscal 2008 from $5.9 million in fiscal 2007 and $4.0 million in fiscal 2006. The decrease is primarily due to the deferred financing fees related to the MLBU and Nomura credit facilities, which were fully amortized as of June 30, 2007.

In connection with the Company’s college admissions software business, non-interest expense increased to $11.3 million in fiscal 2008 from $2.3 million in fiscal 2007. In making a comparison between fiscal year 2008 and fiscal year 2007 performance for Embark, it is important to recognize that because the Company acquired Embark through a transaction structured as an asset purchase, the fiscal 2007 statement of operations only includes performance from the acquisition date in February 2007 through the end of the fiscal year on June 30, a little over a third of year. Even adjusting for the differences in measurement periods, expenditure at Embark has increased in order to launch Embark.com, develop the next generation of Embark’s admissions management software towards whole institution management, and expand its sales force.

NET LOSS Net loss applicable to common shares increased to $(71.1) million for fiscal 2008 from $(29.4) million in fiscal 2007 and $(38.6) million in fiscal 2006. Significant contributors to the fiscal 2008 net loss included:

•	the $(13.7) million fair value adjustment to the Company’s private student loan portfolio which was due to increased cost of funds and reduced advance rates for asset backed securities,
•	the $(5.4) million net loss from Embark caused by investment in and expansion of products and services, and
•
the $(3.7) million net adjustment to securitization income associated with write-downs of the Company’s residual interest from the 2007 securitization mainly due to increased cost of funds in the auction rate market.

Fiscal year 2007 benefited from $16.2 million of securitization income generated by the gain-on-sale from the 2007 securitization, which helped offset operating expenses. Net loss per basic and diluted shares was $(2.40), $(1.42), and $(2.56) for fiscal years 2008, 2007 and 2006, respectively, based upon weighted average number of shares outstanding of 29.6 million, 20.7 million, 15.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES  As of June 30, 2008, the Company had a $200 million warehouse line through its affiliate, EE SPV, with DZ Bank to fund private student loans and PrePrime™ student loans and a $125 million warehouse line from MLBU to fund private student loans and federal student loans. At June 30, 2008, the DZ Bank line had $72 million of open capacity and the MLBU line had $3 million of open capacity. The MLBU facility had a maturity date of July 15, 2008. The Company’s DZ Bank facility is a five-year facility that does not come up for renewal until April 2012.

On July 10, 2008, the Company closed a securitization of its private student loans that had been financed on the MLBU warehouse line. All of the eligible private student loans on the MLBU warehouse line were transferred to the securitization. At the same time, the Merrill Facility was extended until September 26, 2008. In connection with the extension, the federal student loan funding capacity was restricted to $36 million (outstanding federal borrowings totaled approximately $35 million) and only subsequent disbursements of already funded loans were allowed to be pledged to the line for new borrowing. The interest rate charged to fund federal loans was increased. The private student loan funding capacity was reduced to $15 million, and the advance rate was decreased and the interest rate increased.

On September 15, 2008, MRUF and MLBU amended the existing facility agreements to extend the maturity date from September 26, 2008 to November 25, 2008. Additionally, MLBU waived the tangible net worth covenant with respect to the Company, of which the Company would have been in violation absent such waiver, until the earlier of the new maturity date or the date upon which the Company raises at least $10 million of equity. The amendment to the facility also provided MLBU with the ability to sell the federal loan portfolio financed by the facility at its sole discretion. If the federal student loan portfolio is sold for proceeds in excess of the amounts due pursuant to the facility, then any excess proceeds shall go to MRUF. In the event that the federal student loans are sold for less than the principal and interest due on the facility, neither MRUF nor the company would be obligated to pay any deficiency balance with respect to the facility, such amount to be forgiven by MLBU. In such an event, the Company would expect to incur a loss of approximately $0.5 million, representing the excess of the amount at which the federal student loans are recorded on its balance sheet and the amount of outstanding indebtedness under the MLBU facility.

On September 15, 2008, the Company’s affiliate Education Empowerment SPV, LLC and DZ Bank informally agreed to an amendment of the existing facility agreements to waive until October 31, 2008 the tangible net worth and liquidity ratio covenants with respect to the Company, of which the Company would have been in violation absent such waiver. The amendment to the facility will also provide that there will be no more borrowings supported by private student loans until the Company is in compliance with the tangible net worth and liquidity ratio covenants and the outstanding borrowings supported by the private student loans pledged to the facility are paid down to a 89% advance rate, which will be the new advance rate for borrowings supported by private student loans. The Company estimates that given the current balance of private student loans pledged to the line that the requirement to reduce the advance rate from 96.5% to 89% will require the Company to pay approximately $7 million to reduce the outstanding balance of the debt. The amendment also provides for increases in the minimum FICO score and interest margin for future private student loans funded. There will be no further fundings of PrePrimeTM loans under the facility, but the financing terms of existing PrePrimeTM loans pledged to the line remain the same. The parties have agreed in principal to the terms above and are currently drafting an amendment which is expected to be signed in the next few days.

On September 5, the Company paused origination of new private loans due to limited warehouse capacity and capital. On September 8, DZ Bank halted all additional fundings until the Company was able to raise additional equity capital.

On September 8, 2008, the Company disclosed that it planned to raise up to $250 million in a private offering of equity or convertible debt securities. There can be no assurances that the Company will be able to raise any capital through an offering of equity or convertible debt. The proceeds raised would be used to fund working capital needs, meet the capital requirements of potential future warehouse lines and to directly finance student loans. The Company believes that it would be feasible to fund loans using equity in lieu of a warehouse line and then sell those loans into a term securitization or on a whole loan basis in order to permanently finance them, recycling the capital used to fund new loans. However, there can be no assurance that such permanent financing will be available on terms acceptable to the Company, or at all.

As of September 15, 2008, the Company’s liquidity and capital resources are extremely limited. The Company has $13 million of borrowing capacity on the DZ Bank line but will not be able to access it until additional equity capital is raised. The Company continues to have discussions with several potential lenders regarding obtaining new warehouse facilities but as of yet does not have a commitment. Any new warehouse facility would have an additional equity capital raise as a condition precedent. The Company will not be able to originate new loans until it raises additional equity capital.

The Company’s payables and accruals are approximately $3.4 million in excess of available cash; the Company has instituted informal payment plans with the majority of its vendors.

The Company requires additional equity capital in the near term to maintain its current operations. The Company’s independent registered public accounting firm has issued a going concern opinion indicating that there is substantial doubt that the Company can continue as a going concern. The Company is currently seeking additional equity or convertible debt financing that would allow it to continue to operate as a going concern. To the extent adequate equity, convertible debt or other financing is not available, the Company would have to curtail or cease completely its operations and may ultimately cease to exist.

CASH AND CASH EQUIVALENTS AND ACCOUNTS RECEIVABLE As of June 30, 2008, the Company had unrestricted cash and cash equivalents of $10.2 million, restricted cash of $2.4 million, and accounts receivable of $2.0 million compared to unrestricted cash of $11.6 million, restricted cash of $3.2 million, and accounts receivable of $2.0 million as of June 30, 2007. $2.4 million of the June 30, 2008 balance of restricted cash was security for the Company’s subsidiaries’ loan purchase and sale agreements with the Bank which fluctuates with the volume of the loans originated. Accounts receivable are related to business activity generated by our Embark subsidiary.

The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s uninsured cash balances were $10,470,000 and $13,507,000, respectively; for the fiscal years ended June 30, 2008 and 2007.

STUDENT LOAN RECEIVABLES As of June 30, 2008; the Company had a balance of private student loans receivables (net of reserves) of $135.8 million compared to $5.4 million as of June 30, 2007. The amount on the Company’s balance sheet increased as a result of the increased loan volume during the fiscal year, reduced by the sale of approximately $32.8 million of loans into the Company’s 2007 securitization transaction.

At June 30, 2008, the Company had a balance of $35.4 million of federal student loan receivables compared to $7.4 million at June 30, 2007. The Company launched its federal student loan program in fiscal 2007.

FIXED ASSETS At June 30, 2008 the Company had $2.7 million of net fixed assets compared to $1.6 million at June 30, 2007. The increase is mainly due to additional technology spending at the Company’s Embark subsidiary and the purchase of a business software system.

OTHER ASSETS At June 30, 2008, the Company had $15.3 million in other assets compared to $11.9 million at June 30, 2007. Other assets primarily include security deposits, intangibles, goodwill, deferred financing fees and prepaid expenses and other assets. Security deposits were $1.0 million at June 30, 2008 associated with the Company’s leases for office space and loan servicing contracts. The intangible assets and goodwill total $7.9 million at June 30, 2008 and are mainly related to the TPR transaction (described in Note 5 - Intangible Assets to the consolidated financial statements). The deferred financing fees (net of amortization) total $1.1 million at June 30, 2008. Prepaid expenses and other assets total $4.2 million at June 30, 2008.

LIABILITIES Total liabilities were $200.9 million at June 30, 2008 compared to $21.5 at June 30, 2007. The increase is primarily due to additional borrowing on the Merrill Facility and our credit facility with DZ Bank for funding of loan originations; when the Company closed its 2007 securitization on June 28, 2007, the outstanding balance on the MLBU line was substantially reduced. Client deposits and deferred contract revenues were $4.7 million related to prepaid annual school contracts and application fees collected on behalf of client schools generated by our Embark subsidiary. As of June 30, 2008, the Company had $6.8 million in accounts payable and $2.8 million in accrued expenses, compared to $3.8 million and $0.5 million, respectively as of June 30, 2007.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	$0.5 million	$0.3 million	$0.1 million	$0.1 million	$0
Operating Lease Obligations	$12.3 million	$2.1 million	$4.2 million	$4.2 million	$1.8 million
Unconditional Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Obligations	$11.2 million	$0	$11.2 million	$0	$0
Total Contractual Cash Obligations	$24.1 million	$2.4 million	$15.5 million	$4.3 million	$1.8 million

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

Commercial Commitments

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lines of Credit	$325.0 million	$125.0 million	$0	$200.0 million	$0
Standby Letters of Credit	$0	$0	$0	$0	$0
Guarantees	$0	$0	$0	$0	$0
Standby Repurchase Obligations	$0	$0	$0	$0	$0
Other Commercial Commitments	$5.5 million	$5.5 million	$0	$0	$0
Total Commercial Commitments	$330.5 million	$130.5 million	$0	$200.0 million	$0

As of June 30, 2008, the Company had a $125 million credit facility with MLBU, terms of which are described in the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K. The Company had an outstanding balance of $121.9 million on its credit facility with MLBU at June 30, 2008 and $11.7 million at June 30, 2007. The Company has a $200 million credit facility with DZ Bank, terms of which are described in the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K. The Company had an outstanding balance of $38.8 million with DZ Bank at June 30, 2008.  During fiscal 2007, the Company paid off the Nomura credit facility. The Company’s subsidiaries have loan purchase and sale agreements with the Bank and at June 30, 2008, the Company had total commitments to the Bank of $5.5 million compared to $1.4 million at June 30, 2007.

OFF-BALANCE SHEET ARRANGEMENTS/TRANSACTIONS

In 2007, we securitized student loans through a bankruptcy remote, qualified special purpose trust. The transaction structure met the requirements for deconsolidation as outlined by FAS 140. See “Note 2 - Summary of Significant Accounting Policies - Securitization Accounting” in the consolidated financial statements for a discussion of our determination to not consolidate the securitization trust.

INFLATION

The Company does not believe inflation has a significant effect on its operations.

RECENT ACCOUNTING PRONOUNCEMENTS
See “Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements” in the consolidated financial statements.

RECENT DEVELOPMENTS
See “Note 20 - Subsequent Events” in the consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Risks Related to Cash and Cash Equivalents

We have market risk exposure related to changes in interest rates applicable to our cash and cash equivalents. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. As of June 30, 2008, cash and cash equivalents consisted primarily of highest-rated money market funds investing in government and implicitly government backed securities, bank demand deposits which are immediately available and certificates of deposit of up to 7-days maturity. As a result, we do not believe a change in interest rates would have a material impact on the fair value of cash and cash equivalents.

Risks Related to Student Loans held for Sale

We also have market risk exposure to our student loans held for sale. Our loans held for sale at June 30, 2008, consisted of $139.6 million of private student loans and $35.3 million of federal student loans. Our loans held for sale are recorded at lower of cost or market. Since all of our student loans are floating rate and are financed using floating rate liabilities, we do not believe that a change in interest rates would materially impact the value of the loans. The value of the loans is primarily sensitive to credit spreads associated with the cost of financing such loans, whether on a short term basis or long term through securitization. For an analysis of the determination of the fair market value of student loans held for sale at June 30, 2008 based on changes in these securitization valuation assumptions, see Note 2 in the Notes to the consolidated financial statements contained in this annual report on Form 10-K.

Risks Related to Residual Interests in Securitization

Because there are no quoted market prices for our Residual Interests, we use discounted cash flow modeling techniques and various assumptions to estimate their values. We base these estimates on the individual terms of the loans, borrower and co-borrower credit characteristics, the federal cohort default rate as reported by the U.S. Department of Education for the institution attended, the borrower’s programs of study, industry data regarding the performance of other private student loans, the terms of the 2007 securitization and the expected cost of funds. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auctions rates, as well as decreases in default recovery rates, would have a negative effect on the value of our residuals. For an analysis of the estimated change in residual receivables balance at June 30, 2008 based on changes in these loan performance assumptions, see Note 16 in the Notes to the consolidated financial statements contained in this annual report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-46. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 18 to the consolidated financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting, which appears on page F-3, is incorporated herein by reference.

Attestation Report of Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of June 30, 2008 has been audited by Bagell, Josephs, Levine & Company, L.L.C. an independent registered public accounting firm, as stated in their report which appears on page F-2, and is incorporated herein by reference.

Changes in Internal Controls

Other than the changes described below related to the Company’s remediated material weakness, there were no significant changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the fourth quarter of our 2008 fiscal year, our management identified, and disclosed to the Company’s audit committee, a material weakness in our internal control over financial reporting which related to our control over our cash assets. A “material weakness” is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.” Prior to June 30, 2008, we remediated the problem by implementing systems, procedures and additional controls to prevent recurrence. Management has tested the effectiveness of the newly implemented controls and found them to be operating effectively. As a result, management has concluded that, as of June 30, 2008, the material weakness that was identified in the fourth quarter of the 2008 fiscal year had been remediated as of June 30, 2008.

Item 9B.  Other Information.

Because this Annual Report on Form 10-K is being filed within four business days after the applicable triggering events, the information below is being disclosed under this Item 9B instead of under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K.

Waiver of Certain Events of Default with Respect to Senior Secured Notes

On September 12, 2008, we entered into a Waiver and First Amendment agreement (the “Senior Secured Notes Amendment”) with respect to our 12% senior secured notes (the “Senior Secured Notes”). The Senior Secured Notes Amendment was made by and among the Company; Embark Corp., a Delaware corporation (“Embark”), Embark Online, Inc, a Delaware corporation (“Embark Online”), Goto College Holdings Inc., a Delaware corporation (“Goto College”), iempower, inc., a Delaware corporation (“iempower”), MRU Originations, Inc., a Delaware corporation (“MRU Originations”), and MRU Universal Guaranty Agency, Inc., a Delaware corporation (“MRU Universal”; Embark, Embark Online, Goto College, iempower, MRU Originations and MRU Universal, collectively, the “Subsidiaries”), each of which is a Subsidiary of the Company; Longview Marquis Master Fund, L.P., a British Virgin Islands limited partnership (including as successor to The Longview Fund, L.P., a California limited partnership, under the Purchase Agreement (as defined below), “Buyer”); and Viking Asset Management, LLC, a California limited liability company, in its capacity as collateral agent for the benefit of Buyer (together with its successors and assigns in such capacity, the “Collateral Agent”). The Senior Secured Notes Amendment amends and temporarily waives certain provisions of the Securities Purchase Agreement, dated October 19, 2007, between the Company and Buyer (the “Purchase Agreement”).

The Senior Secured Notes Amendment waives until October 17, 2008 the covenant with respect to the amount of our indebtedness as it relates to payables, as the Company would have payables in excess of the amount permitted under the Purchase Agreement absent such waiver. The covenant has been amended to require payables not to exceed $11 million on or prior to October 17, 2008 and $5 million after October 17, 2008. The Senior Secured Notes Amendment also provides a new covenant that requires the Company to maintain a minimum unrestricted cash balance of $4.35 million. Additionally, the Company agreed to repay the Senior Secured Notes in full upon the event that the Company receives $30 million or more in gross proceeds from the sale of equity or debt securities and/or any sale or disposition of assets outside the ordinary course of business. In consideration for the Senior Secured Notes Amendment, the Company paid the holders of the Senior Secured Notes an amendment fee of $1.5 million and prepaid $0.36 million of interest on the Senior Secured Notes and the $0.26 million facility fee that would have been due on October 20, 2008. Unless the Company is able to raise additional equity capital, it will not be possible to be in compliance with the amended covenants after October 17, 2008, as the amount of cash needed to reduce payables if paid out would cause the Company to violate the minimum unrestricted cash covenant. In this event, unless the Company were able to secure an additional waiver and amendment from the holders of the Senior Secured Notes, an event of default would occur with respect to the Senior Secured Notes, and, if the holders of the Senior Secured Notes chose to accelerate their debt, the Company would likely need to file for bankruptcy.

Extension of the Merrill Facility and Waiver to Certain Events of Default

On September 15, 2008, MRU Funding SPV, Inc., the Company’s private student lending subsidiary (“MRUF”), and MLBU amended the Merrill Facility to extend its maturity date from September 26, 2008 to November 25, 2008 (the “New Maturity Date”). The amendment also waives the tangible net worth covenant with respect to the Company until the earlier of the New Maturity Date or the date upon which the Company raises at least $10 million of equity, as the Company would have been in violation absent such waiver. In addition, the amendment provides MLBU with the ability to sell the federal loan portfolio financed by the facility at its sole discretion. If the federal student loan portfolio is sold for proceeds in excess of the amounts due pursuant to the facility, then any excess proceeds shall go to MRUF. In the event that the federal student loans are sold for less than the principal and interest due on the facility, neither MRUF nor the company would be obligated to pay any deficiency balance with respect to the facility, and such would be forgiven by MLBU. In such an event, the Company would expect to incur a loss of approximately $0.5 million, representing the excess of the amount at which the federal student loans are recorded on its balance sheet and the amount of outstanding indebtedness under the Merrill Facility.

Waiver of Certain Events of Default with and Certain Amendments With Respect to Credit Line with DZ Bank

The Company’s affiliate, Education Empowerment SPV, LLC (“EE SPV”), is a party to the Second Amendment and Restatement, dated May 14, 2008, of Receivables Loan and Security Agreement, dated as of April 11, 2007, among Education Empowerment SPV, LLC, Autobahn Funding Company LLC, as the lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as agent for the lender, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the backup servicer, pursuant to which DZ Bank provides the Company with a warehouse loan facility (the “DZ Facility”).

On September 15, 2008, EEF SPV and DZ Bank informally agreed to an amendment of the DZ Facility that will:

•	waive until October 31, 2008 the tangible net worth and liquidity ratio covenants with respect to the Company, as the Company would have been in violation of these covenants absent such waiver;
•
provide that there will be no more borrowings supported by private student loans until the Company is in compliance with the tangible net worth and liquidity ratio covenants and the outstanding borrowings supported by the private student loans pledged to the facility are paid down to a 89% advance rate, which will be the new advance rate for borrowings supported by private student loans (the Company estimates that, given the current balance of private student loans pledged to the DZ Facility, the requirement to reduce the advance rate from 96.5% to 89% will require the Company to pay approximately $7 million to reduce the outstanding balance of the debt);

•	require an increased minimum FICO score and interest margin for future private student loans funded; and
•	provide that there will be no further fundings of PrePrime™ loans under the DZ Facility, but the financing terms of existing PrePrime™ loans pledged to the line remain the same.

The parties have agreed in principal to the terms above and are currently drafting an amendment, which is expected to be signed in the next few days.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407I(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than 120 days after the end of the Company’s fiscal year ended June 30, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 11.  Executive Compensation.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than 120 days after the end of the Company’s fiscal year ended June 30, 2008with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than 120 days after the end of the Company’s fiscal year ended June 30, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than 120 days after the end of the Company’s fiscal year ended June 30, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than 120 days after the end of the Company’s fiscal year ended June 30, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

See the accompanying Index to Financial Statement Schedule on page F-1

(a)(2)	Consolidated Financial Statement Schedules

See the accompanying Index to Financial Statement Schedule on page F-1

(a)(3)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1.a
Amended and Restated Certificate of Incorporation of MRU Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-33073) filed on September 28, 2007 and incorporated herein by reference).

3.1.b
Certificate of Designation of Series B-2 Preferred Stock, par value $0.001 per share (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 7, 2008 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of MRU Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on September 28, 2007 and incorporated herein by reference).

4.1
Warrant to purchase 646,741 shares of common stock issued to Battery Ventures VII, L.P. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 7, 2008 and incorporated herein by reference).

4.2
Warrant to purchase 12,391 shares of common stock issued to Battery Investment Partners VII, LLC (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 7, 2008 and incorporated herein by reference).

4.3
Subordination Agreement, dated June 30, 2008, by and among the Company, Battery Ventures VII, L.P., Battery Investment Partners VII, LLC, Viking Asset Management L.L.C. and the buyers of certain secured senior notes issued by the Company dated as of October 19, 2007 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 7, 2008 and incorporated herein by reference).

4.4
Convertible Promissory Note dated July 10, 2008, issued to Merrill Lynch Mortgage Capital Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 16, 2008 and incorporated herein by reference).

4.5
Subordination Agreement, dated July 10, 2008, among the Company, Merrill Lynch Mortgage Capital Inc., Viking Asset Management L.L.C. and the buyers of certain secured senior notes issued by the Company dated as of October 19, 2007 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 16, 2008 and incorporated herein by reference).

4.6
Promissory Note, dated July 10, 2008, issued to Battery Ventures VII, L.P. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 16, 2008 and incorporated herein by reference).

4.7
Promissory Note, dated July 10, 2008, issued to Battery Investment Partners VII, LLC (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 16, 2008 and incorporated herein by reference).

4.8
Promissory Note, dated July 10, 2008, issued to Printworks Series E LLC (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 16, 2008 and incorporated herein by reference).

4.9
Warrant to Purchase shares of Common Stock issued to Battery Ventures VII, L.P. (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 16, 2008 and incorporated herein by reference).

4.10
Warrant to purchase shares of Common Stock issued to Battery Investment Partners VII, LLC (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 16, 2008 and incorporated herein by reference).

4.11
Warrant to purchase shares of Common Stock issued to Printworks Series E LLC (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 16, 2008 and incorporated herein by reference).

4.12
Subordination Agreement, dated July 10, 2008, among the Company, Battery Ventures VII, L.P., Battery Investment Partners VII, LLC, Printworks Series E LLC, Viking Asset Management L.L.C. and the buyers of certain secured senior notes issued by the Company dated as of October 19, 2007 (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 16, 2008 and incorporated herein by reference).

4.13
Promissory Note, dated July 15, 2008, issued to Professional Investments of America, LLC (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 16, 2008 and incorporated herein by reference).

4.14
Warrant to Purchase shares of Common Stock issued to Professional Investments of America, LLC (filed as Exhibit 4.11 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 16, 2008 and incorporated herein by reference).

4.15
Subordination Agreement, dated July 15, 2008, among the Company, Professional Investments of America, LLC, Viking Asset Management L.L.C. and the buyers of certain secured senior notes issued by the Company dated as of October 19, 2007 (filed as Exhibit 4.12 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 16, 2008 and incorporated herein by reference).

4.16	Form of Promissory Note dated July 31, 2008 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on August 6, 2008 and incorporated herein by reference).
4.17
Form of Subordination Agreement, dated July 31, 2008, by and among the Company, the Subordinated Creditor, Viking Asset Management L.L.C. and the Buyers of certain secured senior notes issued by the Company on October 19, 2007 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on August 6, 2008 and incorporated herein by reference).

4.18
Form of Warrant to purchase shares of common stock dated July 31, 2008 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on August 6, 2008 and incorporated herein by reference).

10.1
MRU Holdings, Inc. 2004 Incentive Plan (filed as Appendix C to the Company’s Definitive Proxy Statement on Form 14A (File No. 000-33487) filed on September 7, 2005 and incorporated herein by reference).

10.2
MRU Holdings, Inc. 2005 Consultant Incentive Plan (filed as Appendix B to the Company’s Definitive Proxy Statement on Form 14A (File No. 000-33487) filed on September 7, 2005 and incorporated herein by reference).

10.3
Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33073) filed on February 14, 2008 and incorporated herein by reference).

+	10.4
Form of Non-Incentive Stock Option Award Agreement (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33073) filed on February 14, 2008 and incorporated herein by reference).

+	10.5	Form of Restricted Stock Award Agreement (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33073) filed on February 14, 2008 and incorporated herein by reference).
+	10.6
Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33073) filed on February 14, 2008 and incorporated herein by reference).

+	10.7
Amended Employment Agreement dated as of September 27, 2007, by and between the Company and Edwin J. McGuinn, Jr. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on September 28, 2007 and incorporated herein by reference).

+	10.8	Employment Agreement of Raza Khan (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-33073) filed on September 28, 2007 and incorporated herein by reference).
+	10.9	Employment Agreement of Vishal Garg ((filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-33073) filed on September 28, 2007 and incorporated herein by reference).
	10.10	Office Lease for 590 Madison Avenue (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 001-33073) filed on September 28, 2007 and incorporated herein by reference).
	10.11
Securities Purchase Agreement by and among the Company and the purchasers of Series B Convertible Preferred Stock (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-33487 ) filed on January 6, 2006 and incorporated herein by reference).

	10.12
Loan Program Agreement, dated July 25, 2005, by and between MRU Lending, Inc. and Doral Bank NY FSB (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-33487) filed on July 29, 2005 and incorporated herein by reference).

	10.13
Loan Sale Agreement, dated July 25, 2005, by and between MRU Lending, Inc. and Doral Bank NY FSB (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-33487) filed on July 29, 2005 and incorporated herein by reference).

	10.14
Loan Program Agreement, dated as of February 28, 2006, by and between Doral Bank FSB and MRU Originations, Inc. (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33073) filed on February 14, 2008 and incorporated herein by reference).

	10.15
Loan Sale Agreement, dated as of February 28, 2006, by and between Doral Bank FSB and Achiever Fund I LLC (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33073) filed on February 14, 2008 and incorporated herein by reference).

	10.16
Securities Purchase Agreement, dated as of October 19, 2007, by and among the Company and certain investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on October 22, 2007 and incorporated herein by reference).

	10.17	Form of Note (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on October 22, 2007 and incorporated herein by reference).
	10.18	Form of Guaranty (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on October 22, 2007 and incorporated herein by reference).
	10.19
Assignment Agreement, dated as October 19, 2007, by and among MRU ABS LLC and the parties named therein (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on October 22, 2007 and incorporated herein by reference).

	10.20
Account Control Agreement, dated as of October 19, 2007, by and among the Company, the Collateral Agent and the Bank of New York Trust Company, N.A. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on October 22, 2007 and incorporated herein by reference).

	10.21
Pledge and Security Agreement, dated as of October 19, 2007, by and among the Company and the parties named therein (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on October 22, 2007 and incorporated herein by reference).

	10.22
Registration Rights Agreement, dated as of November 2, 2007, by and among the Company and the parties named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on November 6, 2007 and incorporated herein by reference).

	10.23
Amended and Restated Master Loan Agreement, dated as of February 1, 2007, by and between Merrill Lynch Bank USA and MRU Funding SPV Inc. (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33073 ) filed on February 14, 2008 and incorporated herein by reference).

	10.24
Amendment No. 5 to Master Loan Agreement, dated as of September 28, 2007, by and between Merrill Lynch Bank USA and MRU Funding SPV Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33073 ) filed on November 14, 2007 and incorporated herein by reference).

	10.25
Amendment No. 6 to Master Loan Agreement, dated as of December 21, 2007, by and between Merrill Lynch Bank USA and MRU Funding SPV Inc. (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33073 ) filed on February 14, 2008 and incorporated herein by reference).

*	10.26	Amendment No. 7 to Master Loan Agreement, dated as of July 10, 2008, by and between Merrill Lynch Bank USA and MRU Funding SPV Inc.
	10.27
Amended and Restated Receivables Loan and Security Agreement, dated as of November 9, 2007, by and among Education Empowerment SPV, LLC, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main and Lyon Financial Services, Inc. (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33073) filed on February 14, 2008 and incorporated herein by reference).

*	10.28
Second Amended and Restated Receivables Loan and Security Agreement, dated as of May 14, 2008, by and among Education Empowerment SPV, LLC, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main and Lyon Financial Services, Inc.

*	10.29	Note Purchase Agreement, dated as of July 2, 2008, by and among the Company, MRU ABS II LLC and the Initial Purchasers.
*	10.30	Administration Agreement, dated as of July 1, 2008, by and among the Company, MRU ABS II LLC, The Bank of New York Trust Company, N.A., Wilmington Trust Company and MRU Student Loan Trust 2008-A
*	10.31	Transfer & Contribution Agreement, dated as of July 10, 2008, by and between the Company and MRU ABS II LLC
*	10.32	Loan Sale Agreement, dated as of January 10, 2006, by and between Doral Bank FSB and MRU Funding SPV Inc.
*	14.1	MRU Holdings, Inc. Code of Business Conduct and Ethics
*	14.2	MRU Holdings, Inc. Code of Ethics for the CEO and Senior Financial Officers
*	21.1	Subsidiaries of MRU Holdings, Inc.
*	23.1	Consent of Bagell, Josephs, Levine & Company, LLC
*	31.1	Certification of Edwin J. McGuinn, Jr., Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Jonathan Coblentz, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Edwin J. McGuinn, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Jonathan Coblentz, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 15, 2008
Date

/s/ Edwin J. McGuinn, Jr.

Edwin J. McGuinn, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

September 15, 2008	/s/ Edwin J. McGuinn, Jr.
Date	Edwin J. McGuinn, Jr.
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

September 15, 2008	/s/ Jonathan Coblentz
Date	Jonathan Coblentz
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

September 15, 2008	/s/ Raza Khan
Date	Raza Khan
Co-President and Director

September 15, 2008	/s/ Vishal Garg
Date	Vishal Garg
Co-President and Director

September 15, 2008	/s/ Richmond T. Fisher
Date	Richmond T. Fisher
Director

September 15, 2008	/s/ C. David Bushley
Date	C. David Bushley
Director

September 15, 2008	/s/ Michael M. Brown
Date	Michael M. Brown
Director

September 15, 2008	/s/ Sunil Dhaliwal
Date	Sunil Dhaliwal
Director

September 15, 2008	/s/ Andrew Mathieson
Date	Andrew Mathieson
Director

September 15, 2008	/s/ Gregory N. Elinsky
Date	Gregory N. Elinsky
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MRU Holdings, Inc.
590 Madison Avenue, 13th Floor
New York, NY 10022

We have audited MRU Holdings, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MRU Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MRU Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and accumulated other comprehensive income, and cash flows of MRU Holdings, Inc., and our report dated June 30, 2008 expressed an unqualified opinion.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

September 15, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2008 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 has been audited by Bagell, Josephs, Levine & Company, LLC, an independent registered public accounting firm, as stated in their report which appears herein.

Dated:  September 15, 2008

Edwin J. McGuinn, Jr.	Jonathan Coblentz
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MRU Holdings, Inc.
590 Madison Avenue, 13th Floor
New York, NY 10022

We have audited the accompanying consolidated balance sheets of MRU Holdings, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and accumulated other comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2008. MRU Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MRU Holdings, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company has sustained operating losses and unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, the Company is likely to deplete its working capital during 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MRU Holdings, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 15, 2008 expressed an unqualified opinion.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

September 15, 2008

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND JUNE 30, 2007
(Dollars in Thousands)

ASSETS

	June 30,	June 30,
	2008	2007
ASSETS:
Cash and cash equivalents	$10,216	$11,606
Restricted cash	2,398	3,154
Accounts receivable	1,990	1,979
Private student loans receivable, held for sale, lower of cost or market	139,621	6,256
Valuation Reserve for private student loans receivable	(3,780)	(815)
Lower of cost or market adjustment - Private student loans receivable	(13,713)	—
Federally insured student loans receivable, held for sale, lower of cost or market	35,374	7,395
Accounts receivable from securitizations	4,093	11,192
Original issue discount - Senior Secured Notes	1,107	—
Fixed assets, net of depreciation	2,685	1,553
Security deposits	999	955
Intangible assets, net of amortization	2,100	2,824
Goodwill	5,803	5,875
Investment in Education Empowerment Fund I, LLC	1,001	322
Due from affiliates	157	802
Deferred financing fees, net of amortization	1,108	—
Prepaid expenses and other assets	4,158	1,094
TOTAL ASSETS	$195,317	$54,192

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$6,750	$3,835
Accrued expenses	2,812	458
Accrued payroll	899	592
Client deposits	1,121	899
Deferred contract revenue	3,564	2,276
Notes payable - Doral Bank FSB NY	5,523	1,399
Notes payable - Merrill Lynch	121,891	11,711
Notes payable - Nomura Credit & Capital	—	—
Notes payable - DZ	38,760	—
Senior Secured Notes	11,200	—
Deferred origination fee revenue	6,132	226
Obligations under capital lease	623	—
Other liabilities	1,582	63
Total Liabilities	200,857	21,459

STOCKHOLDERS' EQUITY
Preferred Stock, Series B-2, $.001 par value; 2,500,000 shares authorized
2,197,109 and 0 shares issued and outstanding as of June 30, 2008 and June 30, 2007	2	—
Preferred Stock, Series B, $.001 par value; 12,000,000 shares authorized
8,506,724 and 8,237,264 shares issued and outstanding as of June 30, 2008 and June 30, 2007	9	8
Common Stock, $.001 par value; 200,000,000 shares authorized, 31,721,174 and
25,714,393 issued and outstanding as of June 30, 2008 and June 30, 2007	32	26
Additional paid-in capital	147,124	111,544
Accumulated other comprehensive income	—	2,757
Accumulated deficit	(152,707)	(81,602)
Total Stockholders' Equity	(5,540)	32,733
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$195,317	$54,192

The accompanying notes are an integral part of these consolidated financial statements

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(Dollars in Thousands - except per share data)

	Year Ended
	June 30,
	2008	2007	2006

Interest Income:
Loan portfolio interest income - private student loans	$7,125	$7,790	$1,206
Loan portfolio interest income - federal student loans	1,314	119	—
Origination fee revenue - private loans	218	110	10
Interest income - residual interest	1,385	—	—
Other Interest income	815	475	429
Total interest income	10,857	8,495	1,644

Interest Expense:
Facility interest and origination bank costs	6,728	6,114	1,078
Other Interest expense	1,162	7	24
Total interest expense	7,890	6,121	1,102

Net Interest Income	2,967	2,374	543
Valuation reserve provision - private student loans	4,659	2,921	815
Net interest income after valuation provision	(1,692)	(548)	(272)

Non-interest income
Securitization income (loss), net	(3,655)	16,205	—
Fair value adjustment - private student loans	(13,713)	—	—
Subscription and service revenue	5,883	1,661	26
Origination processing fees	716	458	—
Referral Income - private student loans	—	—	2
Master Oversight Fee	109	—	—
Other non-interest income	11	190	31
Total non-interest income	(10,649)	18,514	59

Non-interest expense:
Corporate general and administrative expenses	15,378	12,284	9,609
Sales and marketing expenses	16,996	13,945	7,447
Operations expenses	6,442	5,178	2,523
Technology development	3,895	3,296	1,467
Referral marketing costs	1,993	991	372
Consulting and hosting	318	153	54
Cost of subscription and service revenue	2,541	478	—
Servicing and custodial costs	582	338	83
Legal expenses	2,313	974	591
Other operating expenses	1,998	980	661
Depreciation and amortization	4,135	5,880	3,996
Total non-interest expense	56,591	44,495	26,803

(Loss) before provision for income taxes	(68,932)	(26,529)	(27,015)
Provision for income taxes	—	—	—
Net (loss)	$(68,932)	$(26,529)	$(27,015)

Preferred Stock Dividends	(2,175)	(2,894)	(11,607)

Net (loss) applicable to common shares	$(71,107)	$(29,423)	$(38,622)

Net (loss) per basic and diluted shares	$(2.40)	$(1.42)	$(2.56)

Weighted average number of common shares outstanding	29,586,524	20,720,628	15,100,652

The accompanying notes are an integral part of these consolidated financial statements

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPRESHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2008, 2007, and 2006
(in thousands, with the exception of # of shares)

										Accumulated
	Series A Preferred Stock		Series B Preferred Stock		Series B-2 Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Total

Balance, June 30, 2005	3,250,006	$3	0	$-	0	$-	13,664,502	$14	$26,063	$-	$(13,525)	$12,555

Exercise of warrants							339,790	0	406			406

Exercise of options							141,250	0	350			350

Issuance of Series A preferred stock dividend	198,017	-							297		(191)	106

Conversion of Series A preferred stock	(3,448,023)	(3)					3,448,023	3				0

Issuance of Series B preferred stock, net of expenses			7,631,580	8					38,676		(10,516)	28,167

Accrue Series B preferred stock dividend									331		(931)	(600)

Accrue value of warrants issued to Merrill Lynch									2,987			2,987

Accrue FAS123R stock option expense									7,815			7,815

Net (loss) for the year ended June 30, 2006											(27,015)	(27,015)

Balance, June 30, 2006	0	$0	7,631,580	$8	0	$-	17,593,565	$18	$76,925	$-	$(52,179)	$24,772

Exercise of warrants							7,953,248	8	25,623			25,631

Exercise of options							167,580	-	451			451

Accrue Series B preferred stock dividend									1,115		(2,894)	(1,779)

Issuance of Series B preferred stock dividend			605,684	-					2,300			2,301

Revaluation of warrants issued to Merrill Lynch									(495)			(495)

Accrue FAS123R stock option expense									5,625			5,625

Revaluation of residual securitization interest										2,757		2,757

Net (loss) for the year ended June 30, 2007											(26,529)	(26,529)

Balance, June 30, 2007	0	$-	8,237,264	$8	0	$-	25,714,393	$26	$111,544	$2,757	$(81,602)	$32,733

Exercise of warrants							518,763	1	137			138

Exercise of options and restricted stock issuance							308,018	-	741			741

Accrue Series B preferred stock dividend									256		(2,175)	(1,919)

Issuance of Series B preferred stock dividend			269,460	-					1,023			1,024

Issuance of common stock in private placement, net of expenses							5,000	5	22,850			22,855

Accrue value of vested warrants issued to Merrill Lynch									2,225			2,225

Accrue FAS123R stock option expense									3,441			3,441

Revaluation of residual securitization interest										(2,757)		(2,757)

Issuance of Series B-2 convertible preferred stock, net of expenses					2,197,109	2			4,907			4,909

Net (loss) for the year ended June 30, 2008											(68,930)	(68,930)

Balance, June 30, 2008	0	$-	8,506,724	$9	2,197,109	$2	26,546,174	$32	$147,124	$-	$(152,707)	$(5,540)

The accompanying notes are an integral part of these consolidated financial statements

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008, 2007, and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(68,933)	$(26,529)	$(27,015)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,135	5,880	3,996
Increase in stock options outstanding - options expense	3,441	5,625	7,815
(Decrease) in stock options outstanding - options exercise	(285)	(105)	(297)
(Increase) in tax provision valuation stock options outstanding	(1,170)	(1,913)	(2,657)
Accretion of interest income on A/R from securitization	(1,385)	—	—
Impairment loss - A/R from securitization	7,721	—	—
Lower cost or market adjustment, private student loans	13,713	—	—
Increase in valuation reserve - private student loans	4,660	313	815
(Decrease) in valuation reserve - private student loans sold in securitization	(821)	—	—
(Decrease) in valuation reserve - private student loans charged-off	(873)	(313)	—

Changes in assets and liabilities
Decrease/(Increase) in accounts receivable	(11)	(1,975)	16
Decrease/(Increase) in restricted cash	756	(178)	(2,975)
Decrease in collateral deposit - student loans	—	—	250
(Increase) in prepaid expenses and other current assets	(2,282)	(735)	(255)
Decrease/(Increase) in due from affiliates	725	(715)	—
Decrease in goodwill	72	—	—
(Increase) in security deposits	(44)	(925)	363
(Increase) in private student loans receivable, held for sale	(166,217)	(104,429)	(39,406)
(Increase) in federal student loans receivable, held for sale	(27,548)	(7,395)	—
Sale of private student loans receivable into securitization	32,852	137,737	—
(Decrease)/Increase in accounts payable and accrued expenses, and other liabilities	3,719	2,455	1,040
Increase/(Decrease) in accrued payroll	370	431	(64)
Increase in deferred contract revenue	1,288	38	—
Increase in client deposits	222	899	—
Increase/(Decrease) in deferred origination fee revenue	5,475	(1,101)	1,320
Total adjustments	(121,489)	33,596	(30,040)

Net cash (used in) provided by operating activities	(190,422)	7,067	(57,055)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(1,183)	(1,404)	(574)
Acquisition of intangible assets	—	(6,320)	—
(Increase) in receivables from securitizations	(1,993)	(8,435)	—
(Increase) in Education Empowerment Fund I, LLC	(679)	(202)	(120)
Net cash (used in) investing activities	(3,856)	(16,361)	(694)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in advances - originating loan program agreements	169,962	102,885	37,624
(Decrease) due to repayments - originating loan program agreements	(165,837)	(102,292)	(36,818)
Increase in advances - Nomura Credit and Capital credit facility	—	731	19,287
(Decrease) due to repayments - Nomura Credit and Capital credit facility	—	(19,463)	(554)
Increase in advances - Merrill Lynch credit facility	158,662	128,476	17,920
(Decrease) due to repayments - Merrill Lynch credit facility	(48,482)	(134,628)	(57)
Increase in advances - DZ credit facility	38,760	—	—
Proceeds from issuance of common stock	22,855	—	—
Proceeds from issuance of Series B convertible preferred stock	—	—	28,167
Proceeds from issuance of senior secured notes	9,983	—	—
Proceeds from issuance of convertible promissory notes	5,000	—	—
Proceeds from conversion of warrants and options	1,160	26,183	1,053
Increase in deferred tax due to stock options outstanding	1,170	1,913	2,657
Increase in obligation under capital lease agreement	623	—	—
Cash used in other financing activities	(113)	—	—
(Increase) in deferred financing fees	(854)	(804)	(525)
Net cash provided by financing activities	192,889	3,000	68,754

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,390)	(6,294)	11,005

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	11,606	17,900	6,895

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,216	$11,606	$17,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$7,890	$6,203	$1,102
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of preferred stock in conversion of dividends payable	$1,024	$2,302	$522
Accrued Series B stock dividends	$1,151	$77	$600
Preferred stock converted into common shares	$—	—	$3
Cashless exercise of warrants	$500	$500	$—
Vesting of warrants issued in connection with financings	$2,225	$—	$2,987
Issuance of Series B-2 Convertible Preferred Stock in cancellation of convertible promissory notes	$5,026	$—	$—

The Company purchased certain assets assumed certain liabilities per the Asset
Purchase Agreement with The Princeton Review as follows:

Fair Value of Intangible Assets Acquired	$—	$3,000	$—
Goodwill	$—	$5,875	$—
Cash paid	$—	$(6,320)	$—
Liabilites Assumed	$—	$2,555	$—

The accompanying notes are an integral part of these consolidated financial statements

MRU HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, JUNE 30, 2007, AND JUNE 2006

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

MRU Holdings, Inc. (the “Company”) was incorporated in Delaware on March 2, 2000. On July 6, 2004 the Company changed its name to MRU Holdings, Inc. On May 20, 2005, the Company’s board of directors approved a change in the Company’s year end from December 31 to June 30.

The Company is a specialty consumer finance company that facilitates and provides students with funds for higher education. Equipped with proprietary analytical models and decision tools, we are able to identify and provide customized financial products to students in a more competitive and customer friendly manner. We entered the student lending market as an originator and holder of private student loans and have expanded our lending products to include Preprime™ student loans and federal student loans.  We design our loan programs, market, underwrite and originate loans, and acquire the loans from our bank origination partner through one of our funding subsidiaries or affiliates.  We outsource servicing and collection to expert third-parties and monitor and provide information to assist in the collection process.  Initially, we fund the student loans through warehouse facilities with one of our funding subsidiaries or affiliates.  We have provided for the permanent funding of our private student loans through securitization in the past and may securitize or sell our loans in the future.

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

For the fiscal year ended June 30, 2008, the Company accrued $7,125.,000 in loan portfolio interest income on its private student loans, $218,000 in origination fee revenue on its private student loans, $1,314,000 in loan portfolio interest income on its federal student loans, $1,385,000 in interest income on the residual interest from its June 2007 securitization, and $815,000 of other interest income.

For the fiscal year ended June 30, 2007, the Company accrued $7,790,000 in loan portfolio interest income on its private student loans, $110,000 in origination fee revenue on its private student loans, $119,000 in loan portfolio interest income on its federal student loans, and $475,000 of other interest income.

For the fiscal year ended June 30, 2006, the Company accrued $1,206,000 in loan portfolio interest income on its private student loans, $10,000 in origination fee revenue on its private student loans, and $429,000 of other interest income.

Interest Expense

For the fiscal year ended June 30, 2008, the Company incurred $6,728,000 in credit facility interest and originating bank costs related to its student loan receivables portfolios and $1,162,000 in other interest expense.

For the fiscal year ended June 30, 2007, the Company incurred $6,114,000 in credit facility interest and originating bank costs related to its student loan receivables portfolios and $7,000 in other interest expense.

For the fiscal year ended June 30, 2006, the Company incurred $1,078,000 in credit facility interest and originating bank costs related to its student loan receivables portfolios and $24,000 in other interest expense.

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

As of June 30, 2008, the Company maintained $3,780,481 as a valuation reserve for its private student loans receivable, representing an additional provision of $4,659,579 and reductions of $873,016 due to charge-offs compared to June 30, 2007.

The Company places a private student loan receivable on nonaccrual status and charges off the loan when the collection of principal and/or interest is 180 days past due or if the Company learns of an event or circumstance which in the Company’s judgment causes the loan to have a high probability of nonpayment, even before the collection of principal and/or interest is 180 days past due. The Company’s third party servicers work with borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the Company and accepted by the third party servicers that is consistent with established loan program servicing procedures and policies. Loans granted deferment or forbearance will likely cease principal and/or interest repayment, although these loans will continue to accrue interest. The Company works with the servicer in identifying borrowers who may be delinquent on their loans due to misinformation (students frequently change addresses) or availing the student borrower deferment or forbearance. The Company actively manages its servicing and collection process to optimize the performance of its student loans receivable portfolios. For the fiscal year ended June 30, 2008, the Company recorded charge-offs and placed on non-accrual loans totaling $873,016.

An analysis of the Company’s valuation reserve is presented in the following table for the fiscal years ended June 30, 2008 and 2007:

	Fiscal Year Ended June 30, 2008	Fiscal Year Ended June 30, 2007

Balance at beginning of period	$814,918	$814,631
Valuation reserve increase/(decrease)
Federally insured loans	0	0
Private student loans	4,659,579	2,783,045
Total valuation reserve change	4,659,579	2,783,045

Charge-offs net of recoveries
Federally insured loans	0	0
Private student loans	(873,016)	(312,906)
Net Charge-offs	(873,016)	(312,906)

Loans sold into securitization	(821,000)	(2,469,853)

Balance at end of period	$3,780,481	$814,918

Private student loan valuation reserve as a percentage
of the private student loans receivable portfolio	2.7%	13.0%

For the fiscal year ended June 30, 2008, the Company originated approximately $31.8 million in loans under the U.S. Department of Education’s Federal Family Education Loan Program (FFELP) provisions. The amount of valuation reserve for this portfolio is zero as the risk of loss is deminimis.

Non-Interest Income

The Company recognizes revenues from license/subscription fees for web-based services over the life of the contract, which is typically one to three years. The Company recognizes revenue from transaction processing fees, such as web-based school admissions applications, as the transactions are completed.

For the fiscal year ended June 30, 2008, the Company recognized $(3,655,000) in securitization income (net of impairment write-downs of $7,720,000 to the Company’s residual interest in its securitization trust) from the sale of loans into its securitization trust, $(13,713,000) in fair value adjustment on the private student loans, $5,883,000 from subscription and service revenue, $716,000 from origination processing fees for originating Preprime™ loans on behalf of EEF I, LLC, $109,000 in master oversight fees for managing the Preprime™ portfolio on behalf of EEF I, LLC, and $11,000 in other non-interest income.

For the fiscal year ended June 30, 2007, the Company recognized $16,205,000 in securitization income from the sale of loans into its securitization trust, $1,661,000 from subscription and service revenue, $458,000 from origination processing fees for originating Preprime™ loans on behalf of Education Empowerment Fund I, LLC (f/k/a Achiever Fund I, LLC) (“EEF I, LLC”) and $190,000 in other non-interest income.

For the fiscal year ended June 30, 2006, the Company recognized $26,000 from subscription and service revenue, $2,000 from referral income from referring consolidation and private student loan requests to other lenders (all referral agreements were terminated as of June 30, 2007), and $31,000 in other non-interest income.

Non-Interest Expense

The Company includes as costs of revenues all direct costs related to the production of the various revenue streams of the Company’s business.

For the fiscal year ended June 30, 2008, the Company incurred $15,378,000 in corporate, general and administrative expenses, $16,996,000 in sales and marketing expense, $6,442,000 in operations expense, $3,895,000 in technology development, $1,993,000 in referral marketing costs related to the generation of the Company’s private student loans and admission application service business, $318,000 in consulting and hosting costs for the scholarship search and college application products, $2,541,000 in cost of subscription and service revenue related to college application products, $582,000 in student loan servicing and custodial costs, $2,313,000 in legal expenses, and $1,998,000 in other operating expenses.

For the fiscal year ended June 30, 2007, the Company incurred $12,284,000 in corporate, general and administrative expenses, $13,945,000 in sales and marketing expense, $5,178,000 in operations expense, $3,296,000 in technology development, $991,000 in referral marketing costs related to the generation of the Company’s private student loans and admission application service business, $153,000 in consulting and hosting costs for the scholarship search and college application products, $478,000 in cost of subscription and service revenue related to college application products, $338,000 in student loan servicing and custodial costs, $974,000 in legal expenses, and $980,000 in other operating expenses.

For the fiscal year ended June 30, 2006, the Company incurred $9,609,000 in corporate, general and administrative expenses, $7,447,000 in sales and marketing expense, $2,523,000 in operations expense, $1,467,000 in technology development, $372,000 in referral marketing costs related to the generation of the Company’s private student loans and admission application service business, $54,000 in consulting and hosting costs for the scholarship search and college application products, $83,000 in student loan servicing and custodial costs, $591,000 in legal expenses, and $661,000 in other operating expenses.

Cash and Cash Equivalents/Restricted Cash

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2008 and 2007, the Company’s uninsured cash balances total $10,470,000 and $13,507,000, respectively.

Included in cash and cash equivalents are restricted cash deposits that are not readily available to the Company for working capital purposes. At June 30, 2008 and 2007, the Company’s restricted cash balances were $2,398,000 and $3,154,000, respectively.

Security Deposits

As of June 30, 2008 and June 30, 2007, the Company had $999,000 and $955,000, respectively, in security deposits held and controlled by other parties to secure lease agreements the Company has for office space and facilities, on deposit with the SEC for future filings, and on deposit related to servicing agreements.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Computer network equipment	3 Years
Leasehold improvements	3 Years
Furniture and fixtures	3 Years

Investment in Education Empowerment Fund I, LLC (f/k/a Achiever Fund I, LLC) (“EEF I, LLC”)

On April 18, 2006, the Company entered into a definitive agreement with a consortium of European financial institutions with significant experience in consumer lending and specialty financial products to support the launch and origination of Preprime™ student loans. These private student loans address the market of high academic achievement post-secondary school borrowers who are currently unable to meet traditional private student loan underwriting criteria, e.g. thin or no credit history, insufficient earnings history, etc. The Company is both the managing member (through its EEF I, LLC affiliate) and a minority investor in EEF I, LLC. As of June 30, 2008, the Company’s investment percentage in EEF I, LLC was less than five (5%) percent.

On April 27, 2007, Education Empowerment SPV, LLC, a wholly-owned, special purpose subsidiary of EEF I, LLC, entered into a $100 million revolving credit facility for the origination and funding of Preprime™ student loans with an asset backed commercial paper conduit managed by DZ Bank AG. The facility has a five year term. The proceeds from the initial draw down on the facility were used to return a significant portion of invested capital to EEF I, LLC’s members. The line of credit expands the capacity of the fund to acquire Preprime™ student loans originated by the Company. The line of credit is solely an obligation of EEF I, LLC. There is no recourse to the Company.

The Company has not consolidated EEF I, LLC within its financial statements per FASB Interpretation 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 (“FIN 46R”), which requires consolidation by business entities of variable interest entities, which have one or more of the following characteristics (the Company’s application of the facts of the operating agreement to FIN 46 requirements are noted after each):

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

On September 27, 2007, the limited liability company agreement of EEF I, LLC was amended and restated to allow the Company to finance its private student loans through EEF I, LLC. As part of the amendment and restatement, separate series of limited liability company interests, as contemplated by Section 18-215 of the Delaware Act, were established and designated as Series A and Series B. Preprime™ loans acquired or to be acquired by EEF I, LLC, and the associated assets and liabilities and cash flow of EEF I, LLC are allocated to Series A, and the private student loans and the associated assets and liabilities and cash flow of EEF I, LLC, are allocated to Series B, of which the Company’s wholly owned subsidiary is the sole member and 100% owner.

As the governing documents of EEF I, LLC have been changed in a manner that changes the characteristics of the Company’s equity investment, the Company has undertaken a review to reconsider the initial FIN46R determination described above and has concluded that consolidation of EEF I, LLC and affiliates is not required per FIN46R as the entity is not a variable interest entity. The Company has consolidated the assets, liabilities and related cash flows of the separate Series B, as the Company is the sole member and 100% owner of such separate series.

On November 9, 2007, the revolving credit facility with an asset backed commercial paper conduit managed by DZ Bank AG was amended and restated, increasing the facility from $100 million to $200 million. As it relates to the Preprime™ lending business conducted in separate Series A, the amendment and restatement established a maximum borrowing limit of $150 million.

The Company accounts for the investment in the separate Series A of EEF I, LLC at the lower of cost or fair value, which is the Company’s investment basis (cost) per EITF 03-16, Accounting for Investments in Limited Liability Companies .

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

The Company recognizes the resulting gain or loss on student loan securitizations in the consolidated statements of operations. This gain is based upon the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The component in determining the fair value of the assets received that involves the most judgment is the residual interest. The Company estimates the fair value of the residual interest, both initially and each subsequent quarter, based on the present value of future expected cash flows using management’s best estimates of the following key assumptions — defaults, recoveries, prepayment speeds, interest rates on the asset backed bonds, and discount rates commensurate with the risks involved. Quoted market prices are not available for the residual interest. The Company accounts for its residual interests as available-for-sale securities. Accordingly, residual interests are reflected at market value with temporary changes in market value reflected as a component of accumulated other comprehensive income in stockholders’ equity.

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

For the fiscal year ended June 30, 2008, the Company reversed $2,757,000 in unrealized gain in other comprehensive income, and recorded $7,720,000 in impairment losses. Interest income accreted on the residual interest for the fiscal year ended June 30, 2008 was $1,385,000.

Income Taxes

The income tax benefit is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Sales and Marketing

The Company expenses the costs associated with sales and marketing as incurred. Sales and marketing expenses for both the Company's student loan and admission application lines of business, included in the statements of operations for the fiscal years ended June 30, 2008, 2007 and 2006 were $16,996,000, $13,945,000 and $7,447,000, respectively.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS for the fiscal years ended June 30, 2008, 2007 and 2006:

	June 30, 2008	June 30, 2007	June 30, 2006

Net (loss) applicable to common shares	$(71,107,000)	$(29,423,000)	(38,622,000)
Weighted-average common stock
Outstanding (Basic)	29,586,524	20,720,628	15,100,652
Weighted-average common stock
equivalents:
Stock options	—	—	—
Warrants	—	—	—
Weighted-average common stock
outstanding (Diluted)	29,586,524	20,720,628	15,100,652
Net (Loss) per basic and diluted shares	$(2.40)	$(1.42)	$(2.56)

For June 30, 2008, 2007 and 2006, warrants (7,476,469 7,294,108 and 15,604,968, respectively) were not included in the computation of diluted EPS because inclusion would have been antidilutive. For June 30, 2008, 2007 and 2006, options (6,665,039, 5,737,807 and 4,320,485, respectively) were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Financial Instruments Disclosures of Fair Value

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Instruments (“FAS 107”) requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

	June 30, 2008	June 30, 2007
Cash	$10,216,000	$11,606,000
Restricted Cash	2,398,000	3,154,000
Accounts Receivable	1,990,000	1,979,000
Private student loans receivable, held for sale, lower of cost or market (1)	115,996,000	—
Federal student loans, held for sale	34,374,000	7,395,000
Investment in EEF I, LLC	1,001,000	—
Accounts Payable	6,750,000	3,835,000
Notes Payable - Doral Bank	5,523,000	1,399,000
Notes Payable - Merrill Lynch	121,891,000	11,711,000
Note Payable - DZ Bank	38,760,000	0
Senior Secured Notes	11,200,000	0
Accounts Receivable from Securitizations	4,093,000	11,192,000

(1)	Net of $3,780,000 valuation reserve, $6,132,000 deferred origination fees and $13,713,000 lower of cost or market adjustment

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

The Company determined the fair value of its student loans receivable through a net present value analysis on an individual loan basis. This analysis considered the United States Department of Education’s cohort default rates for Title IV post-secondary educational institutions, the borrower’s program of study, the borrower and co-borrower’s credit quality, the individual terms of the loan, and estimated prepayment and recovery rates. As of June 30, 2007, the approximate

9.7% increase in fair value over the carrying value, which is the Company’s cost, results from this net present value modeling of future cash flows from the borrowers servicing these loans tempered by all of the above factors.

The fair value of the investment in EEF I, LLC was determined from the June 2008 and June 2007, net asset value reports provided to the investors in this entity.

Stock Based Compensation

At June 30, 2008, the Company had two stock-based compensation plans, the 2004 Incentive Plan and the 2005 Consultant Incentive Plan. The Company accounts for stock based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement 123(R), Share-Based Payments (“FAS 123R”). FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to employees to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The Company recognized $3,440,830 in stock based compensation expense for the fiscal year ended June 30, 2008.

The Company recognized $5,625,117 in stock based compensation expense for the fiscal year ended June 30, 2007.

The Company recognized $7,814,692 in stock based compensation expense for the fiscal year ended June 30, 2006.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments , an amendment of FASB Statement 133 Accounting for Derivative Instruments and Hedging Activities and FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 155”). SFAS 155 was effective for the Company beginning in the first quarter of fiscal 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative, which would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value to be recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of SFAS 155 did not have any material impact on the Company’s consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS 156, Accounting for the Servicing of Financial Assets , an amendment of FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 156”). SFAS 140 required that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and required entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS 140 for subsequent measurement. SFAS 156 was effective for the Company beginning in the first quarter of fiscal 2007. The adoption of SFAS 156 did not have any material impact on the Company’s consolidated financial condition or results of operations.

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

In June 2007, the FASB ratified EITF Issue No. 06-11 Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in-capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The Company is currently assessing the impact of EITF 06-11 on its consolidated financial statements.

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

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on consolidated financial statements.

Reclassification

Certain amounts in the June 30, 2007 and June 30, 2006 financial statements have been reclassified to conform to the June 30, 2008 presentation. There was no effect on net loss for the periods.

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

The Company structures, markets, and performs all or substantially all aspects of student loan origination, including underwriting and verification, for its student loan programs.  All the private student loans are then disbursed by Doral Bank, FSB (the “Bank”), a federally-chartered savings bank, pursuant to origination agreements with the Company’s wholly owned subsidiaries.  The Company then purchases the loans from Doral through one of its special purpose funding subsidiaries or affiliates pursuant to purchase agreements that exist with Doral as described below.  These private student loans are purchased with funds borrowed from one of the Company’s warehouse loan facilities and with its or its affiliates’ equity capital.

MRU Lending, Inc. (“MRUL”) and MRU Funding SPV, Inc. (“MRUF”) and MRU Originations, Inc. ("MRUO”) have loan purchase agreements with Doral Bank NY, FSB, a federally-chartered savings bank (the “Bank”). Through November 30, 2005, MRUL had a loan purchase agreement with Webbank, a Utah state chartered financial institution and a wholly owned subsidiary of WebFinancial Corporation.

The Bank loan program is secured by $3 million invested in seven-day certificates of deposit held at the Bank, with assignment rights to the Bank.  The Bank also has the right to offset amounts due under the loan program against origination fees payable to MRUL and MRUF.

Through June 30, 2008, the Company purchased the following private student loan volumes through its various subsidiary loan programs. All loans purchased through these loans programs are purchased at par, i.e. no discount, and without recourse or redemption features available to the Bank.

•	The Bank-MRUL loan program purchased approximately $18.5 million in private student loans.

•	The Bank-MRUF loan program purchased approximately $246.5 million in private student loans.

•	The Bank-MRUO loan program purchased approximately $42.4 million in private student loans.

•	The Webbank-MRUL loan program purchased approximately $1.5 million in private student loans.

The Company has retained servicing rights on the loans purchased under its various subsidiary loan programs and has outsourced the servicing function to a third party, who remits funds collected to us along with monthly activity reports.

As of June 30, 2008 aggregate private loan receivables of $138,033,192 were pledged as collateral.

NOTE 4 -	FIXED ASSETS

Fixed assets consist of the following at June 30, 2008 and June 30, 2007:

	June 30, 2008	June 30, 2007

Computer network equipment	$3,823,744	$2,081,701
Furniture and fixtures	92,332	71,033
Leasehold improvements	317,065	6,906
	4,233,141	2,159,640
Less: accumulated depreciation	(1,547,590)	(606,754)

Total fixed assets	$2,685,551	$1,552,886

Depreciation expense for the fiscal year ended June 30, 2008 and 2007 was $940,836 and $388,217, respectively.

NOTE 5 -	INTANGIBLE ASSETS

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

As of June 30, 2008, the book value and accumulated amortization of the Company’s intangible assets follows:

	Gross Carrying	Accumulated
Intangible Asset	Amount	Amortization

Customer Contracts	$1,500,000	$500,000
Trademarks & Technology	1,000,000	266,667
Non-compete Agreement	500,000	133,333
Scholarship Resource data	148,440	148,440
TOTAL	$3,148,440	$1,048,440

Amortization expense for the fiscal year ended June 30, 2008 was $724,480.

As of June 30, 2007, the book value and accumulated amortization of the Company’s intangible assets follows:

	Gross Carrying	Accumulated
Intangible Asset	Amount	Amortization

Customer Contracts	$1,500,000	$125,000
Trademarks & Technology	1,000,000	66,667
Non-compete Agreement	500,000	33,333
Scholarship Resource data	148,440	98,960
TOTAL	$3,148,440	$323,960

Amortization expense for the fiscal year ended June 30, 2007 was $274,480.

The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five fiscal years:

2009	$675,000
2010	$675,000
2011	$550,000
2012	$200,000
2013	$0

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

There were no provisions for income taxes for the fiscal years ended June 30, 2008 and 2007.

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

	June 30, 2008	June 30, 2007

Deferred tax assets	42,828,000	$20,265,000
Less: valuation allowance	(42,828,000)	(20,265,000)
Totals	$—	$—

At June 30, 2008 and June 30, 2007, the Company had accumulated net operating loss deficits of approximately $122.4 million and $57.9 million, respectively, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. Note that the Company’s beneficial conversion features for the Series B Convertible Preferred Stock increases the Company’s accumulated deficit but does not contribute to net operating losses that can be used to offset future taxable income.

NOTE 7 -	STOCKHOLDERS’ EQUITY

Common Stock

There were 200,000,000 shares of common stock authorized, with 31,721,174 and 25,714,393 shares issued and outstanding at June 30, 2008 and 2007, respectively. The par value for the common stock is $.001 per share.

On November 5, 2007, the Company closed a private placement sale of 5,180,000 shares of its common stock, resulting in gross proceeds of $24,367,500.  $1,502,847 in commissions and other expenses related to the sale were recorded as a reduction to additional paid-in capital.

Series B Convertible Preferred Stock

There were 12,000,000 shares of Series B convertible preferred stock authorized, with 8,506,724 and 8,237,264 shares issued and outstanding as of June 30, 2008 and June 30, 2007. The par value for this preferred issuance is $0.001 per share.

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

During the fiscal years ended June 30, 2008 and June 30, 2007, the Company paid dividends to holders of Series B Convertible Preferred Stock through the issuance of 269,460 and 605,684 shares, respectively.

As of June 30, 2008 and 2007, the balances for the additional paid-in capital account for the beneficial conversion feature for the Series B Convertible Preferred Stock were $15,544,000 and $14,264,000, respectively. The Company will continue to record the beneficial conversion feature for the Series B Convertible Preferred stock for any new issuances or dividends accrued on this instrument.

Series B-2 Convertible Preferred Stock

There were 2,500,000 shares of Series B-2 Convertible Preferred Stock (Series B-2 Preferred) authorized with 2,197,109 shares issued and outstanding as of June 30, 2008.  There were no shares issued and outstanding as of June 30, 2007.

On June 30, 2008, the Board adopted a resolution creating a series of the Corporation’s preferred stock, par value $0.001 per share, designated as the “Series B-2 Convertible Preferred Stock” (the Series B-2 Preferred”) and authorized the issuance of 2,500,000 shares were authorized for issuance.  The power, preferences, and rights of the Series B-2 Preferred set forth in the Certificate of Designation of Series B-2 Convertible Preferred Stock of MRU Holdings, Inc. (the “Certificate of Designation”) include dividends, rank, liquidation preference, conversion, optional exchange, voting rights, protective provisions and redemption.

The Series B-2 Preferred is senior to the Company’s outstanding Series B Convertible Preferred Stock, and its common stock with respect to the payment of dividends and payment upon a liquidation event.

The Series B-2 Preferred stockholders are entitled to receive when, as and if declared by the Company’s Board, dividends on the Series B-2 Preferred at a simple annual rate equal to nine percent (9%) of the Series B-2 Original Issue price, up to but not including September 30, 2008 (the “Alternate Interest Rate Date”) and at a simple annual interest rate of eighteen percent (18%) of the Series B-2 Original Issue Price from and after the Alternate Interest Rate Date until the Series B-2 Preferred is converted, exchanged or redeemed; provided, however, dividends shall not be declared unless permitted under the subordination agreement between the Company, the holders of the Series B-2 Preferred, the purchasers of the Company’s 12% senior secured notes (the “Senior Lenders”) and the collateral agent for the Senior Lenders (the “Collateral Agent”) (the “Series B-2 Subordination Agreement”).  Subject to the foregoing, dividends may be paid by the Company in cash or shares of Common Stock.  To the extent declared, dividends are to be paid on June 30th of each year.

Upon the consummation by the Company of the issuance of equity securities (the “Equity Securities”) in connection with an equity financing in which the Company receives in excess of a minimum threshold amount of gross proceeds mutually agreed to by the Company and the investors in the Series B-2 Preferred, the Series B-2 Preferred will automatically convert into Equity Securities based on the terms and conditions of automatic conversion contained in the Certificate of Designation.  In the event that the Series B-2 Preferred is not automatically converted in connection with an equity financing before the Alternate Interest Rate Date, on and after the Alternate Interest Rate Date, each share of Series B-2 Preferred shall be convertible, at the option of a Series B-2 Holder, into a share or shares of Common Stock based on the terms and conditions of optional conversion contained in the Certificate of Designation.

If the Company issues Automatically Converting Debt Securities (as defined in the Certificate of Designation), each Series B-2 holder shall have the right, but not the obligation, to exchange all, but not less than all, of the Series B-2 Preferred held by such Series B-2 holder for Automatically Converting Debt Securities on the same terms and conditions applicable to the purchasers of the Automatically Converting Debt Securities, subject to certain limitations.

Subject the provisions of the Series B-2 Subordination Agreement, at any time on or after December 31, 2008, the holders of a majority of the Series B-2 Preferred may require the Company to redeem all the outstanding shares of Series B-2 Preferred and pay the Series B-2 holders  for each share of Series B-2 Preferred then held by such holders (i) any and all accrued and unpaid dividends (whether or not declared) on such share of Series B-2 Preferred through the redemption date, and (ii) an amount per share equal to the $2.25 per share of Series B-2 Preferred.

On June 30, 2008, Battery Ventures VII, L.P. and Battery Investment Partners VII, L.P. (the “Battery Investors”) purchased 2,155,804 shares and 41,305 shares, respectively, of Series B-2 Convertible Preferred Stock at a price of $2.25 per share. In connection with the issuance of the Series B-2 Preferred, the Company and the Battery Investors agreed to amend the convertible promissory notes in the original aggregate principal amount of $5,000,000 (collectively, the “Cancelled Notes”) issued to the Battery Investors on June 9, 2008 to allow for their prepayment, and prepaid the principal amount of the Cancelled Notes, paid the accumulated interest on the Cancelled Notes, and the Cancelled Notes and the related warrants that were issued in connection with the bridge financing were cancelled.

Stock-Based Compensation

Under the 2004 Incentive Plan, as amended (the “Plan”), the Company may grant either incentive stock options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code, non-qualified stock options (“NQOs”), restricted stock, restricted stock units (“RSU”’s), performance grants, unrestricted common stock, or stock appreciation rights to its officers, directors, and employees.

The compensation committee of the Company's board of directors administers the Plan. The compensation committee has the complete authority and discretion to determine the terms of the Plan grants.

ISOs and NQOs are granted at an exercise price not less than their fair value at the date of the grant. Options granted have a maximum term of ten years. Option, restricted stock and RSU-vesting periods range from immediate vesting to three years.

The key assumptions for the Black-Scholes valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate, and exercise price. Many of these assumptions are judgmental and highly sensitive. Following is a table of the key weighted average assumptions used in the valuation calculations for the options granted in the fiscal years ended June 30, 2008, 2007 and 2006, and a discussion of our methodology for developing each of the assumption used in the valuation model.

	June 2008	June 2007	June 2006
Expected term	6.5 yrs	6.5 yrs	6.5 yrs
Expected volatility	58%	57%	26%
Risk-free interest rate	3.30%	4.64%	4.70%
Dividend yield	0%	0%	0%

At June 30, 2008, there were 639,012 shares available for future grants under the Plan and 1,389,000 shares available for future grants under the 2005 Consultant Incentive Plan.

Expected Term  This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years.  The Company lacks sufficient historical exercise data that it may rely on to determine expected term for the grants issued through June 30, 2008.  Therefore, the Company relied on the simplified method for expected term as defined by the SEC Staff Accounting Bulletin 107 (SAB 107), where expected term equals the sum of the vesting term and the original contractual term, which is then divided by two.  SAB 107 originally prescribed that the simplified method for estimating expected term would only be available for option grants through December 31, 2007.  In SEC Staff Accounting Bulletin 110 (SAB 110), the SEC staff acknowledged that such detailed information about employee behavior may not be widely available by December 31, 2007, and accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  Due to the limited period of time the Company’s shares have been publically traded through the Nasdaq Global Market, and the lack of related historical exercise date, the Company considers the continued use of the simplified method to be appropriate and consistent with SAB 110.

Expected Volatility Actual changes in the market value of our stock are used to calculate the volatility assumption. The Company calculated daily market value changes during the period that the grant was issued to determine volatility, which was then annualized. An increase in the expected volatility will increase share-based compensation expense.

Risk-Free Interest Rate This is the ten-year US Treasury zero coupon bond interest rate posted at the date of grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase share-based compensation expense.

Dividend Yield This is the annual rate of dividends per share over the exercise price of the option. The Company has no history of paying a dividend, so this has been 0%. An increase in the dividend yield will increase share-based compensation expense.

Forfeiture Rate This is the estimated percentage of options granted that are expected to be forfeited before becoming fully vested, i.e. service-based awards where the full award does not vest due to non-completion of the service by the employee, director, or consultant. This percentage is derived from historical experience. An increase in the forfeiture rate will decrease compensation expense.

As of June 30, there was $2,772,772 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes the stock option activity for the Plan for the year ended June 30, 2008:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2007	5,326,911	$4.05
Granted	1,957,127	$2.87
Exercised	(137,505)	$3.33
Canceled	(548,160)	$6.10
Outstanding at June 30, 2008	6,598,373	$3.54	8.08	$1,167,500
Exercisable at June 30, 2008	4,653,208	$3.77	7.49	$1,068,417

The weighted-average fair value of Plan option grants, calculated using the Black-Scholes valuation method under the assumptions indicated above, was $1.75 in 2008, $2.39 in 2007, and $2.34 in 2006.

The following table summarizes the stock option activity for the 2005 Consultant Incentive Plan for the year ended June 30, 2008:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2007	128,654	$3.43
Granted	—	$—
Exercised	—	$—
Canceled	(61,987)	$3.51
Outstanding at June 30, 2008	66,666	$3.35	7.34	$4,167
Exercisable at June 30, 2008	66,666	$3.35	7.34	$4,167

The following table summarizes the restricted stock and RSU activity for the year ended June 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at June 30, 2007	153,356	$6.72
Granted	142,692	$5.08
Vested	(59,899)	$6.75
Canceled	(25,070)	$6.73
Nonvested at June 30, 2008	211,079	$5.60

As of June 30, 2008 there was $988,455 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted average period of 2.1 years.

Warrants

There were a total number of 657,731 warrants exercised for the year ended June 30, 2008 at a weighted average price of $1.28.

There were a total number of 8,050,593 warrants exercised for the year ended June 30, 2007 at a weighted average price of $3.25.

There were a total number of 339,800 warrants exercised for the year ended June 30, 2006 at a weighted average price of $1.20.

The Company had the following warrants outstanding for the purchase of its common stock at June 30, 2008 and 2007:

Exercise	Expiration	June 30,	June 30,
Price	Date	2008	2007

$0.99	December 2007	0	505,336
$0.99	December 2008	530,607	530,607
$0.99	April 2009	22,740	22,740
$1.60	July 2007	0	100,000
$1.60	July 2009	330,350	330,350
$2.00	July 2007	0	90,119
$3.40	February 2011	2,138,158	0
$3.45	February 2011	342,106	0
$3.50	February 2010	127,500	207,500
$3.50	February 2015	750,000	750,000
$3.50	February 2016	1,482,751	1,482,751
$3.50	March 2017	180,004	180,004
$3.80	December 2010	152,000	152,000
$3.80	February 2011	98,684	2,480,264
$3.80	December 2016	412,437	412,437
$4.00	April 2010	50,000	50,000
$4.65	December 2015	200,000	0
TOTAL		7,476,469	7,294,108
Exercisable warrants		7,276,469	6,881,671
Weighted average exercise price		$3.11	$2.89

NOTE 8 -	CREDIT LINE WITH NOMURA CREDIT & CAPITAL, INC. (“NOMURA”)

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

The Credit Agreement also provided for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, breaches of certain representations and warranties, the bankruptcy of MRUL or MRU Lending Holdco, LLC (MRUL’s direct parent and wholly-owned subsidiary of the Company), failure to maintain certain net worth ratios, a material adverse change in MRUL’s ability to originate student loans, and failure of the Company to indirectly own 100% of the outstanding capital stock of MRUL. The facility had a three year term. Related to this transaction, Nomura was granted a warrant, subject to certain terms and conditions, to purchase common stock of the Company equal to an approximately 27.5% ownership interest in the Company on a diluted basis. The Company valued the warrants granted at $6,079,581 and recorded a deferred financing fee in an equivalent amount.

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

As of June 30, 2008, there were no amounts outstanding on the Nomura line of credit, as the line was terminated on July 5, 2007.

NOTE 9 -	CREDIT LINE WITH MERRILL LYNCH BANK USA (“MLBU”)

On January 23, 2006, the Company’s private student lending subsidiary, MRUF entered into a definitive agreement with MLBU pursuant to which MLBU will provide MRUF with a $175 million revolving credit facility for the origination and warehousing of private student loans. The facility has a one-year term, with periodic renewals at the option of both parties. As a result of this transaction, MLBU was granted a warrant, subject to certain terms and conditions, to purchase up to 4.9% of the Company’s then outstanding common stock.

On September 28, 2007, the MRUF and MLBU amended the MRUF warehouse line, effective October 15, 2007, to increase the cost of the warehouse line to market rates and to change the renewal amount to $145 million.

On December 21, 2007, MRUF and MLBU amended the MRUF warehouse line, effective December 24, 2007, extending the term of the facility until July 15, 2008, and established the commitment amount available under the facility as $100 million from the effective date through, but not including January 2, 2008, and $125 million on and after January 2, 2008.

Amounts drawn on the line for private loan fundings bear an interest rate of Libor + 200 basis points per annum.  Amounts drawn on the line for federal loan fundings bear an interest rate of Libor + 60 basis points per annum.  A fee of 25 basis points per annum is charged on the amount of unused facility.

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

The Company recognized amortization expense associated with all deferred MLBU financing fees of $1,788,122 and $2,130,260 for the fiscal years ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, the MRUF obtained approximately $121.5 million in financing through the MLBU line of credit by collateralization of loans originated through the Bank MRUF loan program. As of June 30, 2008, aggregate private student loans receivable of $98.2 million were pledged as collateral against this credit facility. As of June 30, 2008, aggregate federal student loans receivable of $35.8 million were pledged as collateral against this credit facility.

The facility provides for events of default typical for an asset backed warehouse line, including, among others: tangible net worth test with respect to the Company, collateral performance triggers, insolvency of the Company or MRUF, cross-default resulting in acceleration of the debt with respect to other warehouse lines or student loan financing transactions, default by the servicer with respect to its obligation to service the loans, material adverse change occurs with respect to MRUF, material misstatement with respect to representations and warranties regarding the terms of the student loans being financed, failure by MRUF to adhere to certain legal covenants, and failure to pay interest or principal when due.  Upon the occurrence of an event of default MLBU may accelerate the debt and, in its sole discretion, can choose to sell the student loans financed in order to repay the amounts due.  The facility is solely an obligation of MRUF, and there is no recourse to the Company even upon the occurrence of an event of default.

On September 15, 2008, MLBU waived the tangible net worth covenant with respect to the Company, of which the Company would have been in violation absent such waiver (see Note 20 - Subsequent Events).

NOTE 10 -	CREDIT LINE WITH DZ BANK AG’s CONDUIT

On November 9, 2007, the Company obtained additional financing for its private student loan business by amending a loan facility (the “Amended Loan Facility”) under which its affiliate, Education Empowerment SPV, LLC (“EE SPV”) is the borrower. The student loans to be financed under the Amended Loan Facility are originated by the Bank pursuant to a Loan Program Agreement between MRUO and the Bank. The student loans arel then purchased from the Bank by EEF I, LLC pursuant to a Loan Sale Agreement and then contributed by EEF I, LLC to EEF SPV. The Loan Program Agreement and Loan Sale Agreement are existing agreements which have been effectively supplemented by the Amended Loan Facility in order to provide EE SPV with access to student loans for financing under the Amended Loan Facility. The Amended Loan Facility described above is set forth in the Amended and Restated Receivables Loan and Security Agreement, dated as of November 9, 2007, among Education Empowerment SPV, LLC, a Delaware limited liability company, Autobahn Funding Company LLC, as the lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as agent for the lender, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the backup servicer. This agreement was originally entered into by the same parties on April 11, 2007 and initially provided funding only for Preprime™ student loans in which the Company retained less than a 5% equity economic interest due to the participation of third-party investors in EEF I, LLC (see Note 2 - Investment in Education Empowerment Fund I, LLC).

Following the amendment and restatement of the Amended Loan Facility on November 9, 2007, the Amended Loan Facility has been increased to $200 million in total commitment, of which up to $200 million was available to finance private student loans and up to $150 million is available to finance Preprime™ student loans. The economic interest in the private student loans is retained 100% by the Company through its sole membership and 100% ownership of the separate Series B of EEF I, LLC. The assets, liabilities and cash flows of separate Series B are consolidated in the Company’s financial statements.

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

Amounts drawn on the line for private student loan fundings bear an interest rate of Commercial Paper + 125 basis points per annum.  A fee of 40 basis points per annum is charged against the amount of unused facility.

As of June 30, 2008, the Company through its 100% ownership of Series B of EEF I, LLC obtained approximately $38.8 million in financing through this line of credit. As of June 30, 2008 aggregate private loan receivables of $39,840,219 were pledged as collateral against this credit facility. On September 8, 2008, DZ Bank notified the Company that it could no longer draw funds from this facility (see Note 18 - Subsequent Events).

The facility provides for events of default typical for an asset backed warehouse line, including, among others: tangible net worth and liquidity ratio tests with respect to the Company, tangible net worth test with respect to EEF, collateral performance triggers, insolvency of EEF or EE SPV, default by the servicer with respect to its obligation to service the loans, material adverse change occurs with respect to EEF or EE SPV, material misstatement with respect to representations and warranties regarding the terms of the student loans being financed, failure by EEF or EE SPV to adhere to certain legal covenants, and failure to pay interest or principal when due.  Upon the occurrence of an event of default DZ Bank AG’s conduit may accelerate the debt and, in its sole discretion, can choose to sell the student loans financed in order to repay the amounts due.  The facility is solely an obligation of EE SPV, and there is no recourse to the Company or EEF even upon the occurrence of an event of default.

On September 12, 2008, EE SPV and DZ Bank informally agreed to an amendment of the existing facility agreements to waive until October 31, 2008 the tangible net worth and liquidity ratio covenants with respect to the Company, of which the Company would have been in violation absent such waiver (see Note 20 - Subsequent Events).

NOTE 11 -	LOAN PROGRAM AGREEMENTS

On July 25, 2005, MRUL, a wholly-owned subsidiary of the Company, entered into a definitive agreement with the Bank. The agreements provide for the Bank’s disbursement of private student loans to qualified applicants participating in MRUL’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL or its affiliates and the sale by the Bank and purchase by MRUL of such student loans at par, i.e. no discount, and without recourse. The business purpose of the loan program and loan sale agreements between MRUL and the Bank is to allow MRUL to purchase student loans originated by a federal savings bank. There are legal and regulatory advantages to MRUL for purchasing loans originated by a federal savings bank that are not otherwise available to MRUL. The agreement between MRUL and the Bank is evidenced by a loan program agreement and a loan sale agreement both dated July 25, 2005. The agreements have a thirty-six (36) month term and are automatically renewable for up to two (2) successive terms of twelve (12) months. The agreement, however, may be terminated by either party on 90 days’ prior notice.

There were no balances due to the Bank for origination of MRUL private student loans as of June 30, 2008 and June 30, 2007.

On January 10, 2006, MRUO and MRUF, wholly-owned subsidiaries of the Company entered into definitive agreements with the Bank. The agreement provides for the Bank’s origination of private student loans to qualified applicants participating in MRUO’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUO and the sale by the Bank and purchase by MRUF of such student loans at par, i.e. no discount, and without recourse. The business purpose of the loan program and loan sale agreements between, MRUO, MRUF, and the Bank is to allow MRUF and MRUO to purchase student loans originated by a federal savings bank. There are legal and regulatory advantages to MRUF and MRUO for purchasing loans originated by a federal savings bank that are not otherwise available to MRUF or MRUO. The agreements between MRUO, MRUF and the Bank is evidenced by loan program agreements dated January 10, 2006. The agreements have a thirty-six (36) month term and are automatically renewable for up to two (2) successive terms of twelve (12) months. The agreements, however, may be terminated by either party on 90 days’ prior notice.

The balances due to the Bank for origination of MRUO and MRUF private student loans were $5,523,000 and $1,399,000 as of June 30, 2008 and June 30, 2007.

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

The original issue discount is amortized utilizing the effective interest method.  The Company recorded amortization expense of $226,916 related to deferred fees, net of note issuance costs in the fiscal year ended June 30, 2008.

The Notes provide for events of default typical for senior secured indebtedness, including, among others: violation of affirmative covenants, including, among others, covenants to maintain the security of the notes, violation of negative covenants, including, among others, restrictions on incurring additional indebtedness or liabilities, restrictions on the payment of dividends, interest or prepayment of subordinate indebtedness, restrictions on selling the collateral for the notes, failure by the Company or its subsidiaries to materially pay debts when they become due, commencement of bankruptcy proceedings with respect to the Company or its subsidiaries, and failure to pay interest or principal when due.  Upon the occurrence of an event of default the senior secured noteholders may accelerate the debt, requiring immediate payment of all outstanding principal and accrued interest.

On September 12, 2008, the Company and the holders of the Senior Secured Notes entered into an amendment to waive until October 17, 2008 the covenants with respect to Indebtedness as it relates to payables, of which the Company would have been in violation absent such waiver (see Note 20 - Subsequent Events).

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

Employment Agreements

The Company has three employment agreements with the following key management personnel:

NAME	TITLE	EXPIRATION DATE
Edwin J. McGuinn, Jr.	CEO	October 31, 2009
Raza Khan	Co-President	April 1, 2009
Vishal Garg	Co-President	April 1, 2009

Legal Matters

None

Operating Leases

The Company leases office equipment and corporate space under leases with terms between one and seven years. Monthly payments under the current leases range between $200 and $142,375. The Company is required to pay its pro-rata share of costs relating to certain of the leased facilities.

The following is a schedule by fiscal years of future minimum rental payments required under the operating leases which have an initial or remaining non-cancelable lease term in excess of one year as of June 30, 2008:

2009	$2,109,117
2010	$2,125,867
2011	$2,067,984
2012	$2,252,781
2013	$2,022,381

NOTE 15 -	RELATED PARTY TRANSACTIONS

The obligations of the Company under the ISID Finance of America, Inc. sub-lease are guaranteed by Edwin J. McGuinn, Jr., the Company’s Chief Executive Officer, in accordance with a Guaranty dated April 26, 2005 executed by Mr. McGuinn in favor of the Sub-landlord. The lease was terminated in April 2008.

NOTE 16 -	SECURITIZATION

On June 28, 2007, the Company closed its first securitization of its private student loan assets. The transaction was accounted for as a sale of the $137.8 million of private student loans securitized. In connection with the sale, the Company booked a gain of $16.2 million based upon the excess of the proceeds and value of the Residual Interest received over the carrying value of the assets sold. On September 25, 2007, the Company sold an additional $32.4 million of private loans to the trust and booked a gain of $4.1 million. On November 29, 2007, the Company sold an additional $0.38 million of private loans to the trust. The Company values the retained Residual Interest at $4.1 million, all of which are referred to as the Company’s Accounts Receivable from the Securitization. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, other fees, and the principal and interest on the bonds backed by the student loans. The residual cash flows are expected to be received by the Company over approximately 28 years. The investors in the securitization trust have no recourse to the Company’s other assets should there be a failure of the student loans to pay when due.

The following table summarizes the Company’s securitization activity for the fiscal year ended June 30, 2008 and the fiscal year ended June 30, 2007.

($’s in Thousands)	Fiscal Year Ended June 30, 2008				Fiscal Year Ended June 30, 2007
	# of Sales	Amount of Loans Sold to Securitizations	Pre-Tax Gain	Gain %	# of Sales	Amount of Loans Sold to Securitizations	Pre-Tax Gain	Gain %
Private Student Loans	2	$32,851	$4,066	12.4%	1	$137,792	$16,205	11.8%
Federal Student Loans	0	0	0	0.0%	0	0	0	0.0%
Total Sales to Securitization	2	$32,851	$4,066	12.4%	1	$137,792	$16,205	11.8%

Key economic assumptions used in estimating the fair value of the Residual Interest at the date of securitization were as follows.

	Fiscal Year Ended June 30, 2008		Fiscal Year Ended June 30, 2007
	Private Student Loans	Federal Student Loans	Private Student Loans	Federal Student Loans
Annual Prepayment Rate (1)	7%	N/A	7%	N/A
Cumulative Default Rate (2)	4.5%	N/A	4.5%	N/A
Default Recovery Rate (3)	20%	N/A	20%	N/A
Weighted Average Life	9.0 yrs.	N/A	9.6 yrs.	N/A
Spread between LIBOR and Auction Rate Indices (4)	0.48%	N/A	0.01%	N/A
Discount Rate (5)	12%	N/A	12%	N/A

(1)	Annual Prepayment Rate is expressed on a lifetime basis, is applied after loans enter repayment, and is in addition to impact of defaults on collateral average life.

(2)	Cumulative Default Rate is the loan balance of defaulted student loans as a percentage of the aggregate principal balance of student loans upon entry into repayment.

(3)	Default Recovery Rate is the percentage of the defaulted loan balance that is recovered over time.

(4)
The senior tranches of the Company’s securitization are auction rate notes. The interest rate on auction rate notes is reset through an auction process periodically (currently every 28 days). Based upon market conditions at the time of each auction, the spread to LIBOR of the interest rate required by investors could be more or less than the initial spread to LIBOR at which the transaction was priced. Since November 2007, the interest rate on the Company’s student loan auction rate notes has widened to approximately 1.65% over LIBOR. In booking the gain on the loans sold in September 2007 and November 2007 and in valuing the Residual Interest, the Company has assumed that these higher spreads will continue through the June 2008 and then return over the next twelve months to approximately 0.275% over LIBOR for the remaining life of the transaction. The spread indicated above is the weighted average over the life of the transaction.

(5)	Discount Rate is the rate of return used to discount the residual cash flows projected given the collateral assumptions and the securitization structure.

The following table summarizes cash flows received from or paid to the securitizations trust during the fiscal year ended June 30, 2008 and the fiscal year ended June 30, 2007.

($’s in Thousands)	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2008	June 30, 2007
Net proceeds from sales of loans to securitizations	$32,923	$138,095
Repurchases of securitized loans due to delinquency	0	0
Cash distributions from trusts related to Residual Interests	0	0

Residual Interest in Securitized Receivables

The following table summarizes the fair value of the Company’s Residual Interests (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those Securitizations as of June 30, 2008 and June 30, 2007.

($’s in Thousands)	As of June 30, 2008		As of June 30, 2007
	Private Student Loans	Federal Student Loans	Private Student Loans	Federal Student Loans
Fair value of Residual Interests	$4,093	N/A	$11,192	N/A
Underlying securitized loan balance	$169,947	N/A	$137,828	N/A
Weighted average life	8.3 yrs.	N/A	9.6 yrs.	N/A
Annual Prepayment Rate	7%	N/A	7%	N/A
Cumulative Default Rate	6.0%	N/A	4.5%	N/A
Default Recovery Rate	20%	N/A	20%	N/A
Spread between LIBOR and Auction Rate Indices (1)	0.82%	N/A	0.01%	N/A
Discount Rate	20%	N/A	12%	N/A

(1)
Spread between LIBOR and Auction Rate Indices is the weighted average spread over the life of the transaction. As of June 30, 2008, the Company assumes that its auction rate notes will continue to price at or near the maximum rate (LIBOR + 1.50% for AAA-rated securities and LIBOR + 2.50% for A-rated securities) for another 24 and 36 months for the AAA-rated and A-rated securities, respectively, and then gradually decline to a spread over LIBOR that is lower than the maximum rate but higher than historical auction rate pricing.

The following table summarizes the changes in our estimate of the fair value of the Residual Interest for the fiscal year ended June 30, 2008.

($’s in thousands)		Fiscal Year ended June 30, 2008

Fair value at beginning of period		$11,192
Additions from new sales to securitization	1,993
Accretion of interest income	1,385
Reversal of unrealized gain in other comprehensive income	(2,757)
Impairment recorded in Securitizaton Income/(Loss), net	(7,720)
Net change		(7,099)

Fair value at end of period		$4,093

The following table summarizes the sensitivity of the value of the Residual Interest to variations in the key economic assumptions described above as of June 30, 2008.

($’s in Thousands)	Percentage Change in Assumptions		Residual Balance	Percentage Change in Assumptions
	Down 20%	Down 10%		Up 10%	Up 20%
Annual Prepayment Rate
Residual Balance	$4,282	$4,186	$4,093	$4,002	$3,912
% Change	4.62%	2.27%		(2.22)%	(4.42)%
Cumulative Default Rate
Residual Balance	$4,657	$4,370	$4,093	$3,819	$3,550
% Change	13.78%	6.77%		(6.69%)	(13.27%)
Default Recovery Rate
Residual Balance	$3,983	$4,038	$4,093	$4,148	$4,203
% Change	(2.69%)	(1.39%)		1.34%	2.69%

Discount Rate
Residual Balance	$5,387	$4,690	$4,093	$3,580	$3,139
% Change	31.61%	14.59%		(12.53%)	(23.31%)

($’s in Thousands)	Percentage Change in Assumptions		Residual Balance	Percentage Change in Assumptions
	Tighten 25 basis points	Tighten 10 basis points		Widen 10 basis points	Widen 25 basis points
Spread between LIBOR and Auction Rate Indices
Residual Balance	$5,575	$4,686	$4,093	$3,577	$2,792
% Change	36.21%	14.49%		(12.61)%	(31.79)%

These sensitivities are hypothetical and should be used with caution. The effect of each change in assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in key assumptions may differ from the sum of the individual effect above.

The table below shows the Company’s off-balance sheet private student loan delinquency trends as of June 30, 2008 and June 30, 2007.

($’s in Thousands)	As of June 30, 2008		As of June 30, 2007
Loans in-school /grace/deferment (1)	$114,310		$109,778
Loans in forbearance (2)	5,291	9.5%	789	2.8%
Loans in repayment
Current	47,347	85.1%	26,763	95.4%
Delinquent 31-60 Days (3)	717	1.3%	409	1.5%
Delinquent 61-90 Days	1,176	2.1%	87	0.3%
Delinquent 91 Days or More	1,106	2.0%	0	0.0%
Total Loans in repayment and forbearance	$55,637	100.0%	$28,048	100.0%
Total off-balance sheet private student loans	$169,947		$137,828

(1)
Loans for borrowers who are not required to make payments because they are still in or have returned to school, have recently graduated, or are in other valid non-repayment statuses ( e.g. , military service, medical /dental residency, etc. ).

(2)	Loans for borrowers who have entered repayment but have requested a moratorium on making payments due to economic hardship or other factors, in keeping with established program guidelines.

(3)	Delinquency is the number of days that scheduled payments are contractually past due.

NOTE 17 -	BUSINESS SEGMENTS

Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker about how to allocate resources and in assessing performance. The Company has two reportable operating segments: MRU and Embark. The MRU reporting segment consists of the following products: Private Student Loans, PrePrime Student Loans (through the Company’s affiliate, Education Empowerment Fund I, LLC), and Federal Loans. The MRU reporting segment also includes the Company’s parent company operations. The Embark reporting segment includes Embark Corporation and Embark Online. Embark was acquired by the Company on February 16, 2007 (see Note 5 - Intangible Assets).

The accounting policies of the segments are the same as those of the Company. The presentation and allocation of assets, liabilities and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.

The following tables’ present segment information for the years ended June 30, 2008 and 2007:

	Year Ended June 30, 2008
	MRU	Embark	Eliminations	Consolidated

Net interest income after valuation provision	$(1,727)	$34		$(1,693)
Non-interest income	(16,532)	5,883		(10,649)
Cost of goods sold	—	2,541		2,541
Other operating expenses	41,355	8,560		49,915
Depreciation and amortization	3,891	244		4,135
Provision for income taxes	—	—		—
Net (loss)	$(63,505)	$(5,428)	—	$(68,933)

Segment Assets	$194,811	$5,783	$(5,277)	$195,317

	Year Ended June 30, 2007
	MRU	Embark	Eliminations	Consolidated

Net interest income after valuation provision	$(556)	$8		$(548)
Non-interest income	16,865	1,649		18,514
Cost of goods sold	—	478		478
Other operating expenses	36,239	1,898		38,137
Depreciation and amortization	5,865	15		5,880
Provision for income taxes	—	—		—
Net (loss)	$(25,795)	$(734)		$(26,529)

Segment Assets	$50,755	$4,798	$(1,361)	$54,192

NOTE 18 -	QUARTERLY RESULTS (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008
Net interest income after valuation provision	$(1,725)	$(106)	$378	$(240)
Non-interest income	5,834	1,596	(601)	(17,478)
Non-interest expense	14,181	12,156	12,475	17,779
Net (loss)	(10,072)	(10,666)	(12,698)	(35,497)
(Loss) per common share (1)	(0.42)	(0.38)	(0.42)	—

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2007
Net interest income after valuation provision	$(1,268)	$2	$352	285
Non-interest income	147	108	830	17,429
Non-interest expense	9,997	7,561	10,014	16,842
Net income (loss)	(11,118)	(7,451)	(8,832)	872
Earnings (loss) per common share (1)	(0.67)	(0.45)	(0.47)	—

Fiscal 2006
Net interest income after valuation provision	$0	$83	$110	(465)
Non-interest income	10	6	17	27
Non-interest expense	3,207	8,547	3,993	11,056
Net income (loss)	(3,197)	(8,458)	(3,866)	(11,494)
(Loss) per common share (1)	(0.25)	(0.63)	(0.26)	—

(1)
Earnings per common share is computed independently for each of the quarters presented; accordingly, in the sum of the quarterly earnings per common share may not equal the total computed for the year.

NOTE 19 -	GOING CONCERN

As shown in the accompanying financial statements, the Company has sustained operating losses for the years ended June 30, 2008, 2007 and 2006.  There is no guarantee whether the Company will be able to raise sufficient financing to recommence the origination of private student loans and sustain operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management is seeking additional equity or convertible debt financing, subject to market and other conditions.  Management has implemented aggressive expense reduction efforts and will continue to actively manage cash outflows. The Company’s future success is dependent upon its ability to secure additional financing.  There is no guarantee that the Company will be able to raise enough capital to sustain its operations.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 20 -	SUBSEQUENT EVENTS

Pause in Origination of Private Student Loans

On September 5, 2008, we paused the origination of private student loans, at which time we had approximately $13 million in available warehouse capacity for the funding of private student loans under our loan facility with DZ Bank. We are working closely with a number of financial institutions to try to obtain funds that would enable us to continue to resume originations.

Warehouse Lines
On September 8, 2008, DZ Bank notified us that we could no longer draw funds from our loan facility with DZ Bank.

On July 10, 2008, MRU Funding SPV, Inc., a subsidiary of the Company, entered into an amendment (the “ML Amendment”) to its Amended and Restated Master Loan Agreement (the “Loan Agreement”) with Merrill Lynch Bank USA. The purpose of the Loan Agreement, when originally signed, was to finance the origination of federally-guaranteed and private student loans in contemplation of the refinancing of these student loans by means of a sale or a securitization transaction. As described below, on July 10, 2008, the Company completed a securitization of its private student loans, as a result of which the outstanding loans under the Loan Agreement that financed private student loans have been fully repaid. In addition, pursuant to the ML Amendment, the maturity date of the Loan Agreement (in respect of private student loans) has been extended to September 26, 2008 with a new commitment amount of $15.0 million. Pursuant to the ML Amendment, the commitment with respect to federally-guaranteed loans has also been extended to September 26, 2008 (unless terminated or further extended prior to such time) at the maximum commitment amount of $36.0 million, which is approximately the amount currently outstanding under the Loan Agreement in respect of federally-guaranteed loans.

Extension of MLBU Lending Facility and Waiver to Certain Events of Default

On September 15, 2008, MRUF and MLBU amended the existing facility agreements to extend the maturity date from September 26, 2008 to November 25, 2008.  Additionally, MLBU waived the tangible net worth covenant with respect to the Company, of which the Company would have been in violation absent such waiver, until the earlier of the new maturity date or the date upon which the Company raises at least $10 million of equity.  The amendment to the facility also provided MLBU with the ability to sell the federal loan portfolio financed by the facility at its sole discretion.    If the federal student loan portfolio is sold for proceeds in excess of the amounts due pursuant to the facility then any excess proceeds shall go to MRUF.  In the event that the federal student loans are sold for less than the principal and interest due on the facility, neither MRUF nor the company would be obligated to pay any deficiency balance with respect to the facility, such amount to be forgiven by MLBU. In such an event, the Company would expect to incur a loss of approximately $0.5 million, representing the excess of the amount at which the federal student loans are recorded on its balance sheet and the amount of outstanding indebtedness under the MLBU facility.

Waiver to Certain Events of Default with Respect to Credit Line with DZ Bank AG’s Conduit

On September 12, 2008, EE SPV and DZ Bank informally agreed to an amendment of the existing facility agreements to waive until October 31, 2008 the tangible net worth and liquidity ratio covenants with respect to the Company, of which the Company would have been in violation absent such waiver.  The amendment to the facility will also provide that there will be no more borrowings supported by private student loans until the Company is in compliance with the tangible net worth and liquidity ratio covenants and the outstanding borrowings supported by the private student loans pledged to the facility are paid down to a 89% advance rate, which will be the new advance rate for borrowings supported by private student loans.  The Company estimates that given the current balance of private student loans pledged to the line that the requirement to reduce the advance rate from 96.5% to 89% will require the Company to pay approximately $7 million to reduce the outstanding balance of the debt.  The amendment also provides for increases in the minimum FICO score and interest margin for future private student loans funded.  There will be no further fundings of Preprime™ loans under the facility, but the financing terms of existing Preprime™ loans pledged to the line remain the same.

Waiver of Certain Events of Default with Respect to Senior Secured Notes

On September 12, 2008, the Company and the holders of the Notes entered into an amendment to waive until October 17, 2008 the covenants with respect to Indebtedness as it relates to payables, of which the Company would have been in violation absent such waiver.  The covenant has been amended to require payables not to exceed $11 million on or prior to October 17, 2008 and $5 million after October 17, 2008.  A new covenant has also been added which will require the Company to maintain a minimum unrestricted cash balance of $4.35 million.  Additionally, the Company agreed to repay the Notes in full upon the event that the Company receives $30 million or more in gross proceeds from the sale of equity or debt securities.  In consideration for the waiver and amendment, the Company paid the holders of the Notes an amendment fee of $1.5 million and prepaid $0.36 million of interest on the Notes and the $0.26 million facility fee that would have been due on October 20.  Unless the Company is able to raise additional equity capital, it will not be possible to be in compliance with the amended covenants after October 17, 2008, as the amount of cash needed to reduce payables if paid out would cause the Company to violate the minimum unrestricted cash covenant.  In this event, unless the Company were able to secure an additional waiver and amendment from the holders of the Notes, an event of default will occur with respect to the Notes, and if the holders of the Notes chose to accelerate their debt the Company would need to file for bankruptcy.

Securitization Transaction

On July 10, 2008, the Company completed an offering of $140,894,000 of notes (the “Notes”) issued by the MRU Student Loan Trust 2008-A (the “Trust”) pursuant to an Indenture (the “Indenture”), dated as of July 1, 2008, between the Trust, as issuer, and The Bank of New York Mellon Trust Company, National Association, as indenture trustee. The Notes are backed by a portfolio of direct-to-consumer private student loans acquired by the Trust from the Company. The obligations to pay principal and interest on the Notes are solely the obligations of the Trust. For financial accounting purposes, the Notes will be reflected as long-term indebtedness of the Company on a consolidated basis. The proceeds of the Notes were used to fund the acquisition of private student loans from the Company’s existing loan portfolio and may be used to make additional acquisitions of private student loans subsequent to closing but prior to September 30, 2008, which is known as the “acquisition period”.

In connection with the offering, on July 10, 2008, the Company entered into an Administration Agreement (the “Administration Agreement”) and a Transfer & Contribution Agreement (the “T&C Agreement”). In addition, the Company agreed to indemnify certain service providers involved in the transaction for potential costs and claims which they may incur as a result of providing services in connection with the transaction. Under the Administration Agreement, the Company acts as administrator for the student loans owned by the Trust. The Company, acting as the administrator, will be responsible for administering the Trust's accounting and financial reporting activities, and performing certain responsibilities of the Trust under the transaction documents to which the Trust is party.

The student loans acquired by the Trust were acquired by the Trust from MRU ABS II LLC (the “LLC”), a limited liability company of which the Company is the sole member. Pursuant to the T&C Agreement, the Company transferred the student loans to the LLC, and the same student loans were then transferred by the LLC to the Trust. The Company provided the LLC and the Trust with certain representations and warranties with respect to the student loans under the T&C Agreement. In the event of a breach by the Company of those representations and warranties, the Company may be required to reacquire the affected loan or loans from the Trust and indemnify the Trust for other related losses. The Trust has issued an owner trust certificate representing 100% of the residual interest in the Trust to the LLC. The Company owns 100% of the equity interests in the LLC.

July 10th Bridge Financing

On July 10, 2008, the Company, in exchange for a payment of $7,750,000 in cash, issued, in a private placement transaction, a convertible promissory note (the “ML Note”) in the original aggregate principal amount of $7,750,000 to Merrill Lynch Mortgage Capital Inc. (“ML”). The ML Note will accrue interest on the unpaid principal amount at a simple annual interest rate of nine percent (9%) per annum up to, but not including, September 27, 2008 (the “Alternate Interest Rate Date”) and at a simple annual interest rate of twelve percent (12%) per annum from and after the Alternative Interest Rate Date until paid in full; provided, however that no interest shall be due prior to the Maturity Date (as defined below) unless the Senior Indebtedness (as defined in the ML Subordination Agreement defined below) has been paid in full at which point interest on the ML Note will be payable on the 15th day of January, April, July and October. Unless earlier converted as described below, the ML Note is due on October 31, 2010 (the “Maturity Date”). Repayment of the ML Note is subject to the limitations contained in the ML Subordination Agreement (defined below), the terms of which are summarized below.

If the Company sells Equity Securities in the future pursuant to an equity financing (including the issuance of Equity Securities upon the conversion or exchange of debt securities (the “Automatically Converting Debt Securities”) issued in connection with an equity financing) in which the Company receives in excess of a minimum threshold amount of gross proceeds agreed to by the Company and ML and the Investors (as defined below) (the “Equity Financing”), then the outstanding principal amount of the ML Note together with the accrued but unpaid interest will be mandatorily prepaid subject to certain conditions contained in the ML Subordination Agreement and the ML Note. Subject to the Subordination Agreement, the ML Note may be prepaid without premium or penalty at the Company’s option on ten days prior notice to ML.

If the ML Note is not repaid in connection with an Equity Financing as described above or otherwise repaid by the Alternate Interest Rate Date, then ML will have the option to convert the outstanding principal of and accrued and unpaid interest on the ML Note into shares of the Company’s common stock (the “Common Stock”) at a conversion price of $2.25 per share; provided, however, that ML will not have the right to convert the principal of or accrued and unpaid interest on the ML Note in excess of that portion of the principal and accrued interest that, upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by ML and its affiliates to exceed 19.99% of the voting power of the Company following such conversion or issuance of shares (the “Issuance Limitation”), unless the Company’s stockholders approve any “change of control” (as defined under NASDAQ Marketplace Rule 4350(i)(1)(B)) that would result from such conversion, in which case the Issuance Limitation would not apply. The ML Note also contains customary events of default, which include, among other things, the occurrence of a default on payment of principal when due, a default on the payment of interest for 30 days, bankruptcy or the default on $500,000 or more in other indebtedness.

On July 10, 2008, in connection with the issuance of the ML Note, the Company became a party to a subordination agreement with ML, a Senior Lender and the Collateral Agent (the “ML Subordination Agreement”). Pursuant to the ML Subordination Agreement, among other things, (i) ML agreed that the payment of any indebtedness under the Note would be subordinated to the payment in full of the Senior Indebtedness (as defined in the ML Subordination Agreement) and (ii) the Company agreed not to take any action that would frustrate the purposes of the subordination of the Note to the Senior Indebtedness. Notwithstanding the foregoing, the issuance of Common Stock of the Company to ML upon the optional conversion of the ML Note as described above will not be deemed a violation of the ML Subordination Agreement or the documents evidencing the Senior Indebtedness.

On July 10, 2008, the Company also entered into a note and warrant purchase agreement (the “July 10th Purchase Agreement”), by and among the Company, Battery Ventures VII, L.P., Battery Investment Partners VII, LLC and a non-affiliated investor listed on the Investor Schedule attached thereto (each, a “July 10th Investor” and collectively, the “July 10th Investors”) pursuant to which, in exchange for a payment of $4,000,000 in cash, the Company issued, in a private placement transaction: (i) promissory notes in the original aggregate principal amount of $5,000,000 (the “Original Principal Amount”) (collectively, the “Non-ML Notes”) and (ii) warrants to purchase in the aggregate 2,222,222 shares of Common Stock at an exercise price of $2.25 per share (the “July 10th Warrants”). The Non-ML Notes and the July 10th Warrants are described in greater detail below. The July 10th Purchase Agreement contains standard representations, and warranties and affirmative and negative covenants.

The Non-ML Notes will accrue interest on the unpaid principal amount at a simple annual interest rate of eighteen percent (18%) per annum provided, however, the Original Principal Amount of the Non-ML Notes shall increase by twenty percent (20%) sixty days after the date of issuance of the Non-ML Notes (the “First Principal Reset Date”) unless the Company issues the Automatically Converting Debt Securities or the Equity Securities prior to the First Principal Reset Date; provided, further, that the Original Principal Amount of the Non-ML Notes shall increase by an additional twenty percent (20%) one hundred and twenty days after the date of the issuance of the Non-ML Notes (the “Second Principal Reset Date”) unless the Company issues the Automatically Converting Debt Securities or the Equity Securities prior to the Second Principal Reset Date. No interest under the Non-ML Notes shall be due prior to the Maturity Date. The Non-ML Notes are due on the Maturity Date. Repayment of the Non-ML Notes is subject to the limitations contained in the July 10th Subordination Agreement (defined below), the terms of which are summarized below.

In addition, if the Company undertakes an Equity Financing, then the outstanding principal amount of the Non-ML Notes together with the accrued but unpaid interest will be mandatorily prepaid subject to certain conditions contained in the July 10th Subordination Agreement and the Non-ML Notes. Subject to the July 10th Subordination Agreement, the Non-ML Notes may be prepaid without premium or penalty at the Company’s option on ten days prior notice to the July 10th Investors.

The Non-ML Notes also contain customary events of default, which include, among other things, the occurrence of a default on payment of principal when due, a default on the payment of interest for 30 days, bankruptcy or the default on $500,000 or more in other indebtedness. In addition, the Non-ML Notes also contain certain debt restrictions pursuant to which the Company is prohibited from incurring additional pari passu or senior indebtedness while the Non-ML Notes are outstanding other than the Automatically Converting Debt Securities and an aggregate of $20,000,000 of pari passu indebtedness on similar terms to the Non-ML Notes. Pursuant to the Non-ML Notes, the July 10th Investors are collectively entitled to approve one member of the board of directors of the Company for so long as the July 10th Investors hold all the Non-ML Notes.

The July 10th Warrants are exercisable for an aggregate of 2,222,222 shares of Common Stock at an exercise price of $2.25 per share prior to July 9, 2013; provided, however, that in no event will the July 10th Investors be entitled to exercise the July 10th Warrants for a number of shares of Common Stock in excess of the Issuance Limitation, unless the Company’s stockholders approve any “change of control” (as defined under NASDAQ Marketplace Rule 4350(i)(1)(B)) that would result from such exercise, in which case the Issuance Limitation would not apply. The July 10th Warrants may be exercised by the July 10th Investors by making payment in full of the exercise price either in cash or by written instruction directing the Company to cancel or surrender a portion of the July 10th Warrants to satisfy payment of the exercise price.

On July 10, 2008, in connection with the issuance of the Non-ML Notes, the Company became a party to a subordination agreement with the July 10th Investors, the Senior Lenders and the Collateral Agent (the “July 10th Subordination Agreement”). Pursuant to the July 10th Subordination Agreement, among other things, (i) the July 10th Investors agreed that the payment of any indebtedness under the Non-ML Notes would be subordinated to the payment in full of the Senior Indebtedness (as defined in the July 10th Subordination Agreement) and (ii) the Company agreed not to take any action that would frustrate the purposes of the subordination of the Non-ML Notes to the Senior Indebtedness. Notwithstanding the foregoing, the issuance of Common Stock of the Company to the July 10th Investors upon exercise of the July 10th Warrants will not be deemed a violation of the July 10th Subordination Agreement or the documents evidencing the Senior Indebtedness.

July 15th Bridge Financing

On July 15, 2008, the Company entered into a note and warrant purchase agreement (the “July 15th Purchase Agreement”), by and between the Company and a non-affiliated investor listed on the Investor Schedule attached thereto (the “July 15th Investor”) pursuant to which, in exchange for a payment of $500,000 in cash, the Company issued, in a private placement transaction: (i) a promissory note in the original aggregate principal amount of $600,000 (the “July 15th Original Principal Amount”) (the “July 15th Note”) and (ii) warrants to purchase in the aggregate 327,868 shares of Common Stock at an exercise price of $1.83 per share (the “July 15th Warrants”). The July 15th Note and the July 15th Warrants are described in greater detail below. The July 15th Purchase Agreement contains standard representations, and warranties and affirmative and negative covenants.

The July 15th Note will accrue interest on the unpaid principal amount at a simple annual interest rate of eighteen percent (18%) per annum provided, however, the July 15th Original Principal Amount of the July 15th Note shall increase by twenty percent (20%) sixty days after the date of issuance of the July 15th Note (the “July 15th Note First Principal Reset Date”) unless the Company issues the Automatically Converting Debt Securities or the Equity Securities prior to the July 15th Note First Principal Reset Date; provided, further, that the July 15th Original Principal Amount of the July 15th Note shall increase by an additional twenty percent (20%) one hundred and twenty days after the date of the issuance of the July 15th Note (the “July 15th Note Second Principal Reset Date”) unless the Company issues the Automatically Converting Debt Securities or the Equity Securities prior to the July 15th Note Second Principal Reset Date. No interest under the July 15th Note shall be due prior to the Maturity Date. The July 15th Note is due on the Maturity Date. Repayment of the July 15th Note is subject to the limitations contained in the July 15th Subordination Agreement (defined below), the terms of which are summarized below.

In addition, if the Company undertakes an Equity Financing, then the outstanding principal amount of the July 15th Note together with the accrued but unpaid interest will be mandatorily prepaid subject to certain conditions contained in the July 15th Subordination Agreement and the July 15th Note. Subject to the July 15th Subordination Agreement, the July 15th Note may be prepaid without premium or penalty at the Company’s option on ten days prior notice to the July 15th Investor.

The July 15th Note also contains customary events of default, which include, among other things, the occurrence of a default on payment of principal when due, a default on the payment of interest for 30 days, bankruptcy or the default on $500,000 or more in other indebtedness. In addition, the July 15th Note also contain certain debt restrictions pursuant to which the Company is prohibited from incurring additional pari passu or senior indebtedness while the July 15th Note is outstanding other than the Automatically Converting Debt Securities and an aggregate of $20,000,000 of pari passu indebtedness on similar terms to the July 15th Note.

The July 15th Warrants are exercisable for an aggregate of 327,868 shares of Common Stock at an exercise price of $1.83 per share prior to July 14, 2013; provided, however, that in no event will the July 15th Investor be entitled to exercise the July 15th Warrants for a number of shares of Common Stock in excess of the Issuance Limitation, unless the Company’s stockholders approve any “change of control” (as defined under NASDAQ Marketplace Rule 4350(i)(1)(B)) that would result from such exercise, in which case the Issuance Limitation would not apply. The July 15th Warrants may be exercised by the Investor by making payment in full of the exercise price either in cash or by written instruction directing the Company to cancel or surrender a portion of the July 15th Warrant to satisfy payment of the exercise price.

On July 15, 2008, in connection with the issuance of the July 15th Note, the Company became a party to a subordination agreement with the July 15th Investor, the Senior Lenders and the Collateral Agent to the Senior Lenders (the “July 15th Subordination Agreement”. Pursuant to the July 15th Subordination Agreement, among other things, (i) the July 15th Investor agreed that the payment of any indebtedness under the July 15th Note would be subordinated to the payment in full of the Senior Indebtedness (as defined in the July 15th Subordination Agreement) and (ii) the Company agreed not to take any action that would frustrate the purposes of the subordination of the July 15th Note to the Senior Indebtedness. Notwithstanding the foregoing, the issuance of Common Stock of the Company to the July 15th Investor upon exercise of the July 15th Warrants will not be deemed a violation of the July 15th Subordination Agreement or the documents evidencing the Senior Indebtedness.

July 31st Bridge Financing

On July 31, 2008, the Company entered into six note and warrant purchase agreements (the “July 31st Purchase Agreements”) with six non-affiliated investors (each, a “July 31st Investor” and collectively, the “July 31st Investors”) pursuant to which, in exchange for an aggregate payment of $3,000,000 in cash, the Company issued, in a private placement transaction: (i) promissory notes in the original aggregate principal amount of $3,750,000 (the “July 31st Notes Original Principal Amount”) (the “July 31st Notes”) and (ii) warrants to purchase in the aggregate 2,678,571 shares of Common Stock at an exercise price of $1.40 per share (the “July 31st Warrants”). The July 31st Notes and the July 31st Warrants are described in greater detail below. The July 31st Purchase Agreements contain standard representations, and warranties and affirmative and negative covenants.

The July 31st Notes will accrue interest on the unpaid principal amount at a simple annual interest rate of eighteen percent (18%) per annum provided, however, the July 31st Original Principal Amount of the July 31st Notes shall increase by twenty percent (20%) sixty days after the date of issuance of the Notes (the “July 31st Note First Principal Reset Date”) unless the Company issues the Automatically Converting Debt Securities or the Equity Securities prior to the July 31st Notes First Principal Reset Date; provided, further, that the July 31st Original Principal Amount of the July 31st Notes shall increase by an additional twenty percent (20%) one hundred and twenty days after the date of the issuance of the Notes (the “July 31st Notes Second Principal Reset Date”) unless the Company issues the Automatically Converting Debt Securities or the Equity Securities prior to the July 31st Notes Second Principal Reset Date. No interest under the July 31st Notes shall be due prior to the Maturity Date. The July 31st Notes are due on the Maturity Date. Repayment of the July 31st Notes is subject to the limitations contained in the July 31st Subordination Agreements (defined below), the terms of which are summarized below.

In addition, if the Company undertakes an Equity Financing, then the outstanding principal amount of the July 31st Notes together with the accrued but unpaid interest will be mandatorily prepaid subject to certain conditions contained in the July 31st Subordination Agreements and the July 31st Notes. Subject to the July 31st Subordination Agreement, the July 31st Notes may be prepaid without premium or penalty at the Company’s option on ten days prior notice to the July 31st Investors.

The July 31st Notes also contain customary events of default, which include, among other things, the occurrence of a default on payment of principal when due, a default on the payment of interest for 30 days, bankruptcy or the default on $500,000 or more in other indebtedness. In addition, the July 31st Notes also contain certain debt restrictions pursuant to which the Company is prohibited from incurring additional pari passu or senior indebtedness while the July 31st Notes are outstanding other than the Automatically Converting Debt Securities and an aggregate of $20,000,000 of pari passu indebtedness on similar terms to the July 31st Notes.

The July 31st Warrants are exercisable for an aggregate of 2,678,571 shares of Common Stock at an exercise price of $1.40 per share prior to July 30, 2013; provided, however, that in no event will any July 31st Investor be entitled to exercise the July 31st Warrants for a number of shares of Common Stock in excess of the Issuance Limitation, unless the Company’s stockholders approve any “change of control” (as defined under NASDAQ Marketplace Rule 4350(i)(1)(B)) that would result from such exercise, in which case the Issuance Limitation would not apply. The July 31st Warrants may be exercised by the July 31st Investors by making payment in full of the exercise price either in cash or by written instruction directing the Company to cancel or surrender a portion of the July 31st Warrants to satisfy payment of the exercise price. On July 31, 2008, in connection with the issuance of the July 31st Notes, the Company entered into a subordination agreement with each of the July 31st Investors, the Senior Lenders and the Collateral Agent (collectively, the “July 31st Subordination Agreements”). Pursuant to the July 31st Subordination Agreements, among other things, (i) the July 31st Investors agreed that the payment of any indebtedness under the July 31st Notes would be subordinated to the payment in full of the Senior Indebtedness (as defined in the July 31st Subordination Agreements) and (ii) the Company agreed not to take any action that would frustrate the purposes of the subordination of the July 31st Notes to the Senior Indebtedness. Notwithstanding the foregoing, the issuance of Common Stock to the July 31st Investors upon exercise of the July 31st Warrants will not be deemed a violation of the July 31st Subordination Agreements or the documents evidencing the Senior Indebtedness.

Moody’s Places MRU Student Loan Trust 2007-A Auction Rate Notes on Watch for Potential Credit Ratings Downgrade

On August 18, 2008, Moody’s announced that it was placing the auction rate tranches of our 2007 securitization on watch for potential downgrade, due to the continued higher than expected cost of funds due to continuing disruptions in the auction rate securities market. In the event Moody’s does downgrade the “Aaa” rated notes, the maximum rate with respect to those securities will increase from LIBOR plus 1.50% to LIBOR plus 2.50%. In the event that Moody’s does downgrade the “A2” rated notes below “A3”, the maximum rate with respect to those securities will increase from LIBOR plus 2.50% to LIBOR plus 3.50%. In such event, we believe that it is likely that the auction rate securities would price at or near their new maximum rate.

Auction Rate Broker-Dealer Settlement with New York State Attorney General and Repurchase of Auction Rate Securities by Broker-Dealers

In late August 2008 through early September, most of the major investment banks that serve as broker dealers with respect to the auction rate securities entered into settlement agreements with the Attorney General of the State of New York whereby they agreed to repurchase the auction rate securities they had sold to investors. Because these broker dealers have been forced to repurchase securities they had sold to investors, they do not have the incentive to provide support for a market for these securities. Given this turn of events, we have now come to the view that it is highly unlikely that the auction rate market will ever recover. It is highly likely that our auction rate securities will trade at the maximum rate until maturity.