Form 10-K/A
period 2008-06-30
MRU HOLDINGS INC
filed 2008-10-28
CIK 1145202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K (the "Annual Report") filed on September 15, 2008 with the Securities and Exchange Commission solely for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. We will not file our definitive proxy statement within 120 days of our fiscal year ended June 30, 2008 and therefore, we are amending and restating in their entirety, Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. Except as described above, no other amendments are being made to the Annual Report. Except as specifically set forth herein, this Form 10-K/A does not reflect events occurring after the September 15, 2008 filing of our Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and the reflected below.

MRU HOLDINGS, INC.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Board of Directors; Committees

Our board of directors currently consists of nine members and is currently comprised of Messrs. Fisher, Bushley, Mathieson, Brown, Dhaliwal, Elinsky, McGuinn, Khan and Garg. Our board of directors has reviewed and considered transactions and relationships between each director or any member of his immediate family and the company and its subsidiaries and affiliates. Our board of directors has determined that Messrs. Fisher, Bushley, Mathieson, Brown and Dhaliwal are independent under the criteria for independence set forth in the NASDAQ listing standards.

The names, ages as of October 28, 2008, and existing positions with us of the directors, if any, are as follows:

Name	Age	Office or Position Held

Edwin J. McGuinn, Jr.	57	Chairman and Chief Executive Officer
Raza Khan	31	Co-Founder, Co-President and Director
Vishal Garg	30	Co-Founder, Co-President, Secretary and Director
Richmond T. Fisher	50	Director
C. David Bushley	66	Director
Andrew Mathieson	45	Director
Michael M. Brown	36	Director
Sunil Dhaliwal	32	Director
Gregory N. Elinsky	44	Director

The name, principal occupation for the last five years, selected biographical information and the period of service as our director of each of our directors are set forth below.

Edwin J. McGuinn, Jr.—Mr. McGuinn has served as our Chairman since April 2004 and our Chief Executive Officer, or CEO, since October 2004. In addition to his duties at the Company, Mr. McGuinn is also the President of eLOT, Inc., and its subsidiary interest eLottery.com (formerly known as Executone, Inc), an intellectual property services and e-commerce consultant for the governmental lottery industry. Prior to joining eLOT, Mr. McGuinn was President and CEO of Automated Trading Systems, Inc. (LimiTrader.com), an institutional electronic trading system for new issue and secondary corporate bonds. From 1992 to 1997, Mr. McGuinn was Senior Managing Director and Head of the Equity Products for Rodman & Renshaw and Mabon Securities, specializing in mid-cap research and corporate finance for consumer services, specialty finance, health care and technology companies. From 1981 to 1992, Mr. McGuinn was a Managing Director and member of Lehman Brothers Fixed Income Operating Committee. While at Lehman Brothers, Mr. McGuinn was responsible for developing Lehman’s global presence in U.S. fixed income arbitrage and international fixed income trading, sales and research. During 1973 to 1981, Mr. McGuinn was a Senior Manager with Ernst & Young in the audit and management consulting divisions. Mr. McGuinn sits on the advisory board of a venture capital company, and the board of directors of eLot, Inc. and Enigma Software Group, Inc., a New York City based public company developer of software and Internet-based systems. Mr. McGuinn received a Bachelor of Arts in Mathematics and Economics from Colgate University and a Master of Science in Accounting from New York University. He holds NASD Series 7, 8, and 24 licenses along with a Certified Public Accounting license from the State of New York (inactive). Mr. McGuinn has served on our board of directors since July 8, 2004.

Raza Khan—Mr. Khan has served as our President since July 2004 and became Co-President with Mr. Garg in May 2008. Prior to the Company, Mr. Khan co-founded Silk Road Interactive, a consulting company advising clients on business and financial strategy, brand development and marketing, and technology. Mr. Khan worked with clients such as Sony Music, the White House Historical Association, Computers4Sure, Blades Board Skate, and RMH, a subsidiary of Advanta, among others. Mr. Khan has collaborated on the development of various innovations in the financial services sector including the development of human capital based investment instruments for which he has been cited in numerous articles and news segments including the Financial Times and CNN. He has lectured at the CATO Institute and the Harvard Business Club regarding investing in human capital. Mr. Khan attended New York University. Mr. Khan has served on our board of directors since July 8, 2004.

Vishal Garg—Mr. Garg served as our Chief Financial Officer, or CFO, from July 2004 until the promotion of Jonathan Coblentz to the position in May 2008, at which time Mr. Garg become Co-President along with Mr. Khan. Prior to the Company, Mr. Garg was a Founder & Managing Partner at 1/0 Capital LLC and Schwendiman Technology Partners LLC—hedge funds focused on investments in emerging markets with approximately $125 million in combined firm assets. At Schwendiman, Mr. Garg managed a group of funds focused on emerging markets for large clients such as Bank Julius Baer, Credit Suisse Group, Republic National Bank/HSBC, Pictet & Cie., among others. In addition, he was the portfolio manager for a $15 million frontier markets managed account for Goldman Sachs Commodities Corp. Prior to 1/0 and Schwendiman, Mr. Garg was with Morgan Stanley in the Latin America Investment Banking and M&A groups with a focus on telecom, technology and media companies. Prior to Morgan Stanley, he was with VZB Partners, as the Asia Pacific Portfolio Manager for the Strategos Fund, managing an investment portfolio of approximately $50 million, and co-managing a $10 million managed account for Rockefeller & Co. Mr. Garg graduated Beta Gamma Sigma with highest honors from the Stern School of Business at New York University. Mr. Garg has served on our board of directors since July 8, 2004.

Richmond T. Fisher—Mr. Fisher is the Co-Founder and the Managing Director of RaceRock Capital Partners, LLC, a closely held private equity firm located in Stamford, Connecticut that provides expansion and acquisition capital to growth companies. Prior to joining RaceRock Capital Partners, Mr. Fisher was Founder and Managing Partner of Race Point Partners, LLC, a specialized business consulting firm serving private equity, venture capital, banks, and other organizations in need of specialized executive skills in the area of risk assessment, distressed portfolio assessment, interim executive leadership and business turnaround. Prior to founding Race Point Partners, Mr. Fisher was Senior Vice President of Global Sales with Standard and Poors Investment Services and a member of their senior operating committee from January 2000 through April 2002. In addition, Mr. Fisher held the position of President and CEO at Standard and Poors Securities, Inc. in 1998 and 1999. Mr. Fisher has served on our board of directors since March 22, 2005.

C. David Bushley—Mr. Bushley recently retired as Senior Vice President and Director of Global Compensation for Bank of New York Mellon and was formerly on the board of directors at Education Lending Group, Inc. Prior to the merger of Mellon Financial Corp. and Bank of New York, Mr. Bushley was Global Director of Compensation and Benefits for Mellon Financial Corporation. Prior to Mellon, he served as Financial Services Industry National Practice Leader, Compensation Consulting, for PriceWaterhouseCoopers LLP, the Senior Vice President and CFO of Amdura Corporation and as the Senior Vice President and the Chief Lending Officer of Dime Savings Bank. Prior to this, Mr. Bushley spent nine years with Merrill Lynch & Co. where he held a variety of senior management positions, including the position of President of Merrill Lynch Mortgage Company, Chief Credit Officer and President of Merrill Lynch Private Capital. Mr. Bushley has served on our board of directors since July 8, 2005.

Andrew Mathieson—Mr. Mathieson is President and Founder of Fintura Corporation. Previously, Mathieson was a Managing Director of InfiStar Corporation of Atlanta, Georgia and also served as a Director of InfiCorp Holdings, Inc., the parent corporation of InfiStar and InfiBank, N.A, and a wholly owned subsidiary of First National of Nebraska, Inc. Prior to joining InfiStar in September 1994, Mr. Mathieson was the founder and Principal of Mathieson Consulting, a strategy and general management consultancy based in Chicago. In that position, he assisted First Data Corporation with a number of projects, including the development of its three-year strategic plan. Prior to launching Mathieson Consulting, Mr. Mathieson was the director of Blue Cross and Blue Shield Association’s national consulting practice. He has also worked for The Graycon Group, United Airlines and Citicorp Diners Club. Mr. Mathieson holds an MBA from the University of Chicago with a double specialization in marketing and business economics and an undergraduate degree from the University of Michigan. Mr. Mathieson has served on our board of directors since January 25, 2006.

Michael M. Brown—Mr. Brown is a General Partner at Battery Ventures, which he joined in 1998. Additionally, Mr. Brown is a member of the board of directors at the following companies: Fingerhut Direct Marketing, J. Hilburn, Panjiva, TradeKing and Trading Machines. In addition, Mr. Brown has been actively involved with Battery’s investments in ChemConnect, The London International Financial Futures and Options Exchange (acquired by Euronext), OutlookSoft (acquired by SAP) and Pedestal, Inc. From 1996 to 1998, Mr. Brown was a member of the High Technology Group at Goldman, Sachs & Co., where he worked on a variety of debt and equity financings and merger and acquisition assignments. Prior to joining the High Technology Group, he was a Financial Analyst within Goldman’s Financial Institutions Group. Mr. Brown graduated magna cum laude from Georgetown University with a BS in Finance and International Business. Mr. Brown has served on our board of directors since February 24, 2006.

Sunil Dhaliwal—Mr. Dhaliwal is a General Partner at Battery Ventures, which he joined in 1998. Mr. Dhaliwal is also currently a board member of Next Investments and Copan Systems. He has previously served as a director of Netezza Corporation (NYSE Arca: NZ), Storigen Systems (acquired by EMC), @stake (acquired by Symantec) and Storability Software (acquired by StorageTek). Mr. Dhaliwal has also been involved with other Battery investments including Cbeyond (NASDAQ: CBEY), CipherTrust, Inc. (acquired by Secure Computing), and Akara (acquired by Ciena). Prior to joining Battery, Mr. Dhaliwal worked in the High Technology Group at Alex Brown & Sons, Inc., where he executed numerous equity financings and mergers and acquisitions in the communications and software industries. Mr. Dhaliwal graduated from Georgetown University with a BS in Finance and International Business. Mr. Dhaliwal has served on our board of directors since February 24, 2006.

Gregory N. Elinsky— Mr. Elinsky is a co-founder and senior managing director at Keane Advisors, LLC and has been an investment advisor for nearly two decades. Mr. Elinsky also serves as CEO of Executive Capital Strategies LLC, a registered investment advisory firm. Mr. Elinsky was previously a vice president for the Private Client Services Division of Goldman Sachs before moving his business to Merrill Lynch. He is well versed in asset allocation modeling, single stock risk management, option and derivative strategies, as well as qualified ESOP’s. Mr. Elinsky is also a member of the board of directors for the Southeast Region for the Second Mile, Tammac Corporation, Impeva Labs and Free-Fi Networks. Mr. Elinsky has served on our board of directors since July 31, 2008.

On July 10, 2008, the Company entered into a note and warrant purchase agreement (the “July 10th Purchase Agreement”), by and among the Company, Battery Ventures VII, L.P. (“BV7”), Battery Investment Partners VII, LLC (“BIP7,” and together with BV7, “Battery”) and a non-affiliated investor listed on the Investor Schedule attached thereto (each, a “July 10th Investor” and collectively, the “July 10th Investors”) pursuant to which, in exchange for a payment of $4,000,000 in cash, the Company issued, in a private placement transaction: (i) promissory notes in the original aggregate principal amount of $5,000,000 (collectively, the “Promissory Notes”) and (ii) warrants to purchase in the aggregate 2,222,222 shares of common stock. Pursuant to Section 8 of the Promissory Notes, the July 10th Investors were collectively entitled to approve one member of the board of directors for so long as the July 10th Investors held all of the Promissory Notes. The July 10th Investors proposed that Mr. Elinsky be elected to the board of directors. Effective July 31, 2008, the board of directors, following a recommendation from our Nominating and Corporate Governance Committee, unanimously approved the election of Mr. Elinsky as a director of the Company. The board of directors determined that Mr. Elinsky is not an “independent” director under the NASDAQ Marketplace Rules.

Committees

Our board of directors currently has three standing committees which are comprised entirely of independent directors: the audit committee, the compensation committee and the nominating and corporate governance committee. Our board of directors conducts its business through meetings of the board of directors, actions taken by written consent in lieu of meetings and by the actions of its committees. During the fiscal year ended June 30, 2008, our board of directors held nine meetings and took action by written consent eight times. During the fiscal year ended June 30, 2008: (i) the audit committee held four meetings and took action by written consent once, (ii) the compensation committee held four meetings and took action by written consent ten times, and (iii) the nominating and corporate governance committee held one meeting and discussed matters informally in performing its functions. During the fiscal year ended June 30, 2008, each director attended at least 75% of all meetings of the board of directors, and at least 75% of all meetings of committees on which he served.

Audit Committee:

The audit committee is currently comprised of Messrs. Fisher, Brown and Dhaliwal, with Mr. Fisher serving as the committee’s chairperson. All audit committee members are independent within the meaning of Rule 4200 of the NASDAQ listing standards and meet the criteria for independence set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. All members of the audit committee are financially literate and our board of directors has determined that Mr. Fisher is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Securities and Exchange Commission, or SEC, has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. Among other things, the audit committee appoints our independent auditors and oversees the quality and integrity of our financial reporting and the audits of our financial statements by our independent auditors and in fulfilling its oversight function, reviews with our management and independent auditors the scope and result of the annual audit, our auditors’ independence and our accounting policies. The audit committee is also responsible for the overall administration of our code of business conduct and ethics and reviewing and approving all related party transactions. Our board of directors has approved a written charter under which the audit committee operates. This charter is posted on our corporate website at www.mruholdings.com . A copy of our audit committee charter is available free of charge, upon request directed to Investor Relations, MRU Holdings, Inc., 590 Madison Avenue, 13th Floor, New York, New York 10022.

The audit committee has adopted complaint procedures for accounting and auditing matters in accordance with Rule 10A-3 under the Exchange Act. The full text of these complaint procedures is available on our corporate website at www.mruholdings.com. A copy of our complaint procedures is available free of charge, upon request directed to Investor Relations, MRU Holdings, Inc., 590 Madison Avenue, 13th Floor, New York, New York 10022.

Compensation Committee:

The compensation committee is currently comprised of Messrs. Bushley, Brown and Mathieson, with Mr. Bushley serving as the committee’s chairperson. All compensation committee members are independent in accordance with the criteria for independence set forth in the NASDAQ listing standards. In general, the compensation committee oversees the compensation of executive officers and senior management, including plans and programs relating to cash compensation, incentive compensation, equity-based awards and other benefits and perquisites and administers any such plans or programs as required by the terms thereof. In particular, the compensation committee’s primary duties are described in the compensation committee charter and include, among other things:

•
reviewing the competitiveness of our executive compensation programs to ensure (1) the attraction and retention of corporate officers, (2) the motivation of corporate officers to achieve our business objectives, and (3) the alignment of the interests of key leadership with the long-term interests of our stockholders;

•	reviewing and approving the compensation structure for corporate officers at a level of corporate vice president and above;

•
overseeing an evaluation of the performance of our executive officers including feedback on all executive officers from senior staff and approving the annual compensation, including salary, bonus, incentive and equity compensation for the executive officers;

•	reviewing and approving the goals and objectives of our CEO, evaluating CEO performance in light of these corporate objectives, and setting CEO compensation consistent with our philosophy;

•	reviewing and discussing with the board of directors and senior officers plans for officer development and corporate succession plans for the CEO and other senior officers;

•	reviewing and making recommendations concerning long-term incentive compensation plans, including the use of equity-based plans; and

•	except as otherwise delegated by the board of directors, administering the equity-based and employee benefit plans.

Our board of directors has approved a written charter under which the compensation committee operates. This charter is posted on our corporate website at www.mruholdings.com. A copy of our compensation committee charter is available free of charge, upon request directed to Investor Relations, MRU Holdings, Inc., 13th Floor, New York, New York 10022.

Nominating and Corporate Governance Committee:

The nominating and corporate governance committee is currently comprised of Messrs. Brown, Bushley and Fisher, with Mr. Brown serving as the committee’s chairperson. All nominating and corporate governance committee members are independent in accordance with the criteria for independence set forth in the NASDAQ listing standards. Among other things, the corporate governance committee identifies qualified individuals to become board members and recommends to the board of directors individuals to be designated as nominees for election as directors at the annual meetings of stockholders. More specifically, the nominating and corporate governance committee is responsible for reviewing, on an annual basis, the requisite skills and characteristics of individual members of the board of directors, as well as the composition of the board of directors as a whole, in the context of our needs. The nominating and corporate governance committee will review all nominees for director, including those recommended by stockholders, and will recommend that the board select those nominees whose attributes it believes would be most beneficial to us. This review involves an assessment of the personal qualities and characteristics, accomplishments and business reputation of each potential nominee. The nominating and corporate governance committee will assess candidates’ qualifications based on all factors it considers appropriate, which may include (a) ensuring that the board of directors, as a whole, is diverse and consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including expertise that could qualify a director as a “financial expert”, as that term is defined by the rules of the SEC), local or community ties and (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with our business and industry, independence of thought and an ability to work collegially.

Our board of directors has approved a written charter under which the nominating and corporate governance committee operates. This charter is posted on our corporate website at www.mruholdings.com. A copy of our nominating and corporate governance committee charter is available free of charge, upon request directed to Investor Relations, MRU Holdings, Inc., 590 Madison Avenue, 13th Floor, New York, New York 10022.

Corporate Governance

Codes of Conduct:

We have adopted a code of business conduct and ethics that applies to all of our directors, officers and employees. In addition, we have also adopted a code of ethics that applies to our CEO, our CFO and other of our senior financial officers. The codes are designed to comply with applicable SEC regulations and NASDAQ listing standards and both codes are posted on our corporate website at www.mruholdings.com. A copy of either code is available free of charge, upon request directed to Investor Relations, MRU Holdings, Inc., 590 Madison Avenue, 13th Floor, New York, New York 10022.

Stockholder Nominations and Communications Policy:

Our board of directors has adopted policies with respect to the consideration of candidates recommended by stockholders for election as directors and stockholder communications with the board of directors.

Stockholders may recommend director nominees for consideration by the nominating and corporate governance committee by submitting the names and the following supporting information to our secretary at: Secretary, Stockholder Nominations, MRU Holdings, Inc., 590 Madison Avenue, 13th Floor, New York, NY 10022. The submissions should include a current resume and curriculum vitae of the candidate and a statement describing the candidate’s qualifications and contact information for personal and professional references. The submission should also include the name and address of the stockholder who is submitting the nominee, the number of shares which are owned of record or beneficially by the submitting stockholder and a description of all arrangements or understandings between the submitting stockholder and the candidate.

Stockholders and other interested parties may communicate directly with our board of directors or the non-management directors. All communications should be in writing and should be directed to our secretary at: Secretary, Stockholder Communications, MRU Holdings, Inc., 590 Madison Avenue, 13th Floor, New York, NY 10022. The sender should indicate in the address whether it is intended for the entire board of directors, the non-management directors as a group or an individual director. Each communication intended for the board of directors or non-management directors received by the secretary will be forwarded to the intended recipients in accordance with the existing instructions.

The full text of the stockholder nominations and communications policy is available on our corporate website at www.mruholdings.com. A copy of the policy is available free of charge, upon request directed to Investor Relations, MRU Holdings, Inc., 590 Madison Avenue, 13th Floor, New York, New York 10022.

Director Attendance at Annual Meeting of Stockholders

We do not have a formal policy regarding attendance by directors at our annual meeting of stockholders but invite and encourage all directors to attend. We make every effort to schedule our annual meeting of stockholders at a time and date to permit attendance by directors, taking into account the directors’ schedules and the timing requirements of applicable law. Last year, three of the eight directors attended the 2007 annual meeting of stockholders.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2008, the compensation committee of the board of directors was comprised of Messrs. Bushley, Brown and Mathieson. None of the committee’s members was employed by us as an officer or employee during the fiscal year ended June 30, 2008. No committee member had any interlocking relationships requiring disclosure under applicable rules and regulations.

For a description of certain relationships and transactions with members of the board of directors or their affiliates, see "—Transactions with Related Persons, Promoters and Certain Control Persons" beginning on page 27.

Executive and Senior Officers

The following sets forth the positions, ages as of October 28, 2008 and selected biographical information for our executive and senior officers who are not directors.

Name	Age	Office or Position Held

Jonathan Coblentz	37	Chief Financial Officer and Treasurer
John P. Derham	42	Chief Marketing Officer
Yariv C. Katz	32	Vice President and General Counsel
Jim Briggs	41	Managing Director, Finance and Controller

Jonathan Coblentz—Mr. Coblentz has served as our CFO and Treasurer since May 2008. He previously served as Head of Capital Markets since April 2007. In 1992, Jonathan began his structured finance career in the Asset Backed Finance Group of The First Boston Corporation (now Credit Suisse). During the nearly five years he spent there, he structured and executed securitizations for customers over a broad range of asset classes. As part of this process, he helped various student lenders develop their student loan securitization programs. After leaving First Boston in 1997, Jonathan joined Goldman Sachs & Co., where he worked initially as an asset backed banker and later joined the firm’s Principal Finance Group. Prior to leaving Goldman in 2004, Jonathan led the student loan finance team, which successfully re-established the firm’s presence in the student loan ABS market. In the last two years prior to joining MRU, Jonathan worked in the structured finance group at Fortress Investment Group, sourcing and analyzing investment opportunities in consumer and commercial finance and the insurance industry. Jonathan graduated summa cum laude from Yale University in 1992, receiving a B.S. in Applied Mathematics with a concentration in Economics.

John P. Derham—Mr. Derham has served as our Chief Marketing Officer, or CMO, since October 2007. Mr. Derham is responsible for the development and execution of all marketing activities in the organization. Prior to joining us, Mr. Derham served as SVP and CMO of Advanta Bank Corp., among other roles over a span of 15 years. Mr. Derham has served as an officer at JPMorgan Chase and the Royal Bank of Scotland, as well.

Yariv C. Katz—Mr. Katz has served as Vice President and our General Counsel since August 2007. From September 2001 to August 2007, Mr. Katz served as a corporate associate at the law firm of Paul, Hastings, Janofsky & Walker LLP. Mr. Katz holds a B.A. in Political Science from Binghamton University and a J.D. from the Fordham University School of Law.

Jim Briggs—Mr. Briggs has served as Managing Director, Finance and Controller since October 2007. Prior to joining us, Mr. Briggs served as CFO of JP Morgan’s Worldwide Security Services’ Operations and Client Service units from 2006 to 2007.  Mr. Briggs also served as Global Head of Valuation Control at JP Morgan, among other roles in JP Morgan’s Investment Bank Finance group over a span of 14 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own, or are part of a group that owns, more than 10% of a registered class of our equity securities to file with the SEC reports regarding their ownership and changes in ownership of our equity securities. Based solely on our review of Forms 3, 4 and 5 available to us and other information obtained from our directors, officers and certain 10% stockholders or otherwise available to us and amendments thereto, we believe that all or our officers, directors and greater than 10% beneficial owners have timely satisfied their Section 16(a) reporting obligations for the fiscal year ended June 30, 2008, except for the following: a Form 4 required to be filed by Mr. McGuinn in February 2008 was inadvertently filed one day late; Form 4s required to be filed by Messrs Khan and Garg in February 2008 were inadvertently filed several days late; Form 4s required to be filed by Messrs Khan and Garg in January 2008 were inadvertently filed one day late; a Form 4 required to be filed by Mr. Katz in August 2007 was inadvertently filed one day late; Form 4s required to be filed by Messrs Fisher, Bushley and Mathieson in July 2007 were inadvertently filed in October 2007; and a Form 4 required to be filed by BV7 in January 2007 was inadvertently filed in November 2007.

Item 11.  Executive Compensation.

Compensation Committee Report

Our compensation committee has reviewed the Compensation Discussion & Analysis with management and, based on that review, recommends to the board of directors that it be included herein.

Compensation Committee

C. David Bushley
Michael M. Brown
Andrew Mathieson

Compensation Discussion and Analysis

I.    Administration of Compensation and Compensation Programs

Our compensation committee’s role is to discharge our board of director’s responsibilities relating to compensation of the Company’s executives, to produce an annual report on executive compensation for inclusion in the Company’s proxy statement and to oversee and advise our board of directors on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans.

Our compensation committee is responsible for reviewing and approving the goals and objectives of our CEO, evaluating the CEO’s performance in light of those goals and objectives, and setting the CEO’s compensation consistent with our philosophy. Our compensation committee is also responsible for overseeing an evaluation of the performance of our executive officers, including feedback on all executive officers from senior staff, and approving the annual compensation, including salary, bonus, and equity compensation for our executive officers. In addition, as was done with respect to the fiscal year 2008 compensation decisions with respect to our CEO and our co-presidents, our compensation committee may recommend the compensation packages for our executive officers to the independent members of our board of directors, who then approve the compensation packages. In fiscal year 2008, the independent members of our board of directors (which include the members of the compensation committee) approved the compensation packages for Messrs. McGuinn, Khan and Garg exactly as such compensation packages were recommended by our compensation committee. For the fiscal year ended June 30, 2008, our named executive officers, or NEOs, for whom we are required to provide compensation information pursuant to the rules of the SEC are:

Name	Title
Edwin J. McGuinn, Jr.	Chairman and CEO
Raza Khan	Co-Founder and Co-President
Vishal Garg	Co-Founder, Co-President and Secretary
Jonathan Coblentz	Chief Financial Officer
John Derham	Chief Marketing Officer

II.    Compensation Philosophy and Program Objectives

As described above, our objective is to provide compensation packages that attract and retain corporate officers, motivate corporate officers to achieve the Company’s business objectives, and align the interests of key leadership with the long-term interests of the Company’s stockholders. As discussed in more detail below, our compensation program is designed to reward executives for furthering our objectives. Our executive compensation program consists of three main elements: an annual base salary, annual cash bonus compensation and long-term incentive compensation consisting of equity awards under our 2004 Incentive Plan (the “2004 Plan”). Salaries for executive officers are usually specified in an executive officer’s employment agreement or offer letter and are set at a level believed necessary to attract and retain the executive. The Company’s cash bonus program is generally retrospective and takes into account the accomplishments the executive officers and the Company have achieved over the previous year relating to key business goals that drive our financial performance. Awards of options to purchase our common stock, restricted stock and restricted stock units are designed to align our executive officers’ interests with those of our stockholders and to operate as retention and motivational vehicles through time vesting conditions.

We believe that the compensation provided to our executives should be commensurate with the performance of the Company and must recognize the competitive environment for talented executives in which we operate. In evaluating the performance of the Company, the compensation committee believes it is appropriate to take the current credit crisis and its affect on the Company’s business into consideration. We compete for talent with other student loan companies and consumer finance companies. The overall principle guiding our NEO compensation is to pay total compensation that encourages outstanding performance and is in line with the competitive market. The actual compensation paid to each NEO will vary based on Company and individual performance and the NEO’s role within the Company. Our CEO’s employment agreement expires on October 31, 2009 and the employment agreements for each of our co-presidents expire on April 1, 2009. These employment agreements, among other things, specify each executive’s base salary, minimum annual salary increases and minimum bonus amounts. Our CFO and CMO do not have employment agreements. Certain of the terms of their compensation are specified in their offer letters.

III.    Procedural Approach—Role of the Compensation Committee and Board of Directors

Compensation for our CEO and our co-presidents is based on their employment agreements. The employment agreements for Messrs. Khan and Garg provide for minimum salary increases and bonus amounts and provide the Company with discretion to provide for salary increases and bonuses in excess of the specified minimum amounts. Our compensation committee generally meets during the first calendar quarter of each year to discuss salary increases for our CEO and co-presidents, as well as bonus payments and equity awards to be made to these executive officers. In evaluating our co-presidents, our compensation committee takes the compensation recommendations of our CEO, as well as our CEO’s evaluations of our co-presidents, into account. In evaluating our CEO, our compensation committee takes into account input it receives from the other independent directors of our board of directors as well as from our co-presidents. During the first quarter of 2008, our compensation committee met three times to discuss the compensation for our co-presidents (our CEO’s compensation was discussed at two of these meetings) and made a recommendation with respect to the compensation packages for our CEO and co-presidents during the third meeting. Our independent directors subsequently reviewed the compensation recommendations made by our compensation committee and approved the compensation packages recommended by our compensation committee. In addition, in connection with the extension of our CEO’s employment agreement, in September 2007 our compensation committee approved amendments to our CEO’s employment agreement to provide him with certain additional benefits.

The employment agreements with our co-presidents expire on April 1, 2009. Pursuant to their original terms, each of these employment agreements automatically renews for an additional five-year term unless the Company or the applicable executive provides written notice of its or his intention not to renew the agreement at least six months prior to April 1, 2009, which would have been October 1, 2008. However, these employment agreements have been amended so that each of the Company and Messrs. Khan and Garg has until November 1, 2008 to provide notice of its or his intention not to renew. Our compensation committee is currently negotiating with Messrs. Khan and Garg with respect to the terms of their employment. Compensation decisions with respect to our CFO and CMO are generally made around the anniversary of their hiring based on input on their performance supplied to the compensation committee by our CEO. Our CFO started at MRU on April 2, 2007, and his compensation was updated by the compensation committee at a meeting held on May 7, 2008. Our CMO was hired on October 15, 2007.

Our compensation committee held four meetings and took action by written consent 10 times during the fiscal year ended June 30, 2008.

IV.    Compensation Structure

A.    Overview of Elements of Pay

        In the fiscal year ended June 30, 2008 we utilized three main elements of compensation:

•
Annual Base Salary—Annual base salary as set forth in the executives’ employment agreements or offer letters, as applicable, subject to increase from time to time at the discretion of our compensation committee and, with respect to our CEO and co-presidents, the independent members of our board of directors;

•
Annual Cash Bonus—Variable pay in the form of cash bonuses as set forth in the executives’ employment agreements or offer letters, as applicable, and as determined by our compensation committee and, with respect to our CEO and co-presidents, the independent members of our board of directors, designed to reward executives for the attainment of business goals, primarily through review of the executive’s performance and the Company’s operating performance; and

•
Long-Term Incentive Compensation—Awarded in the form of stock options, including incentive stock options (“ISOs”) and nonqualified stock options (“NQOs”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”).

B.    Detail of Elements of Pay

(1) Base Salary

The annual salaries vary according to the levels of responsibility undertaken by each executive officer. We strive to compensate our NEOs with salaries commensurate with prevailing compensation practices in other small, high growth companies. Our compensation committee generally reviews our NEO’s base salaries on an annual basis and may review them more frequently as necessary. Consistent with our philosophy of designing our executive compensation program to be commensurate with Company performance, our mix of compensation is weighted towards the variable and long-term incentive components, particularly with respect to our CEO and our co-presidents.

Edwin J. McGuinn. Jr. serves as our CEO pursuant to an amended employment agreement entered into as of September 27, 2007. The amended employment agreement provides for Mr. McGuinn’s employment through October 31, 2009 and increased Mr. McGuinn’s base salary from $242,000 to $250,000 per year. Under the terms of his employment agreement, Mr. McGuinn’s base salary shall be increased annually, effective on January 1 of each calendar year, in an amount no less than 10%. In determining our CEO’s compensation package, our compensation committee referred to certain compensation data it had obtained relating to small, high-growth companies.

Raza Khan and Vishal Garg each serve as our Co-Presidents pursuant to separate employment agreements entered into with the Company as of April 1, 2004 and are entitled to minimum base salaries pursuant to those agreements. In setting, Messrs. Khan and Garg’s compensation, our compensation committee reviewed Mr. Khan and Mr. Garg’s individual performances during the calendar year ended December 31, 2007. The discussion regarding Mr. Khan and Mr. Garg’s goals and overall summary of accomplishments included, among other things: (i) meeting the budgeted level of originations; (ii) lowered cost of origination; (iii) the acquisition of certain assets (Embark) from The Princeton Review; (iv) capital market executions including the Nomura takeout, the renewal of the Merrill Lynch credit facility, the DZ Bank warehouse line increase and the development of relationships with certain other major institutions; (v) the hiring of certain key executives including Jonathan Coblentz, the our CFO and Treasurer, John Derham, the Company’s CMO and Yariv Katz, our General Counsel; (vi) the development of improved marketing strategies; (vii) the execution of the offshoring strategy to reduce costs; (viii) the improvement of technology, infrastructure and related staff; and (ix) the role and visibility on the “right side” of the student loan industry problems. The compensation committee, taking into account our CEO’s evaluation of, and compensation recommendation with respect to, our co-presidents recommended to our independent directors compensation packages for each of Mr. Khan and Mr. Garg that included annual base salaries of $242,000 per year, which represented a 10% increase in accordance with each of their employment agreements, which recommendations were adopted by the independent members of our board of directors. In determining the compensation packages for our co-presidents, our compensation committee referred to certain compensation data it obtained relating to small, high-growth companies.

Jonathan Coblentz serves as our CFO and treasurer. Our CFO’s initial base salary, pursuant to an offer letter with the Company dated as of February 28, 2007, was $200,000 per year. The Compensation Committee, following a discussion regarding Mr. Coblentz’s individual performance, summary of accomplishments and compensation since his arrival in April 2007 (including the base salary and a grant of RSUs, as discussed in further detail below) and taking into account our CEO’s evaluation of, and compensation recommendation with respect to, our CFO, approved a compensation package, which included a base salary of $215,000 per year, effective as of May 15, 2008.

John Derham serves as our CMO. Mr. Derham’s base salary, pursuant to an offer letter with the Company dated as of August 27, 2007, is $250,000 per year with annual increases based upon the compensation committee’s review of Mr. Derham’s performance and the performance of his division.

(2) Annual Cash Bonus

We award cash bonuses as a short-term incentive to drive the achievement of our annual performance goals and to focus executive behavior on the fulfillment of annual business objectives. Pursuant to their employment agreements, each of our CEO and co-presidents are eligible to earn annual cash bonuses in an amount no less than $50,000 for each calendar year. The decision of our compensation committee and our independent directors to pay our CEO, and co-presidents bonuses in excess of $50,000 was made due to their contributions to the Company over the preceding calendar year as discussed above under “—Base Salary” above. During the fiscal year ended June 30, 2008, our CEO and our co-presidents each received a cash bonus of $210,000.

Mr. Coblentz received a cash bonus of $100,000 for the fiscal year ended June 30, 2008 based on the factors set forth above under “—Base Salary” above.

On October 20, 2008, the compensation committee approved a cash bonus for Mr. Derham of $75,000 for the fiscal year ended June 30, 2008. Pursuant to his offer letter with the Company, Mr. Derham was entitled to an annual bonus opportunity of 30% of his base salary paid in either cash or stock options, at Mr. Derham’s discretion, upon a full year of employment, conditioned on Mr. Derham’s annual review and the Company’s performance.

(3) Long-Term Incentive Compensation

The Company maintains the 2004 Plan. The 2004 Plan is an equity-based compensation plan adopted to further the long-term stability and financial success of the Company and its subsidiaries. The 2004 Plan enables compensation committee to provide equity-based incentives through grants or awards of stock options, RSAs, RSUs, performance grants, stock awards and stock appreciation rights.

Pursuant to the 2004 Plan, on October 16, 2007, our compensation committee awarded NQOs to our CEO to purchase from the Company 150,000 shares of the Company’s common stock at an exercise price of $4.70, one third of which has vested and the remainder which vests equally on each of October 16, 2009 and 2010. The compensation committee recommended to our independent directors and our independent directors approved an additional grant of NQOs to our CEO to purchase 150,000 shares of our common stock at an exercise price of $2.17 on February 14, 2008. This grants vests in three equal annual installments beginning on February 14, 2009.

The compensation committee recommended to our independent directors and our independent directors awarded grants of 500,000 NQOs on February 14, 2008 to each of our co-presidents. These stock options have an exercise price of $2.17 and vest in 3 equal annual installments beginning on February 14, 2009. The grants were made as part of the total compensation package awarded to our co-presidents due to their contributions to the Company over the preceding calendar year as discussed above under “—Base Salary” above and their expected future contributions to the Company.

The compensation committee approved a grant of stock options to Mr. Coblentz to purchase 200,000 shares of the Company’s common stock on May 7, 2008 at an exercise price of $2.15 per share and which vests in three equal annual installments beginning on May 7, 2009. This grant was made as part of the total compensation package awarded to our CFO in May 2007 due to his contributions to the Company over the preceding 12 months year as discussed above under “—Base Salary” above and his expected future contributions to the Company.

Pursuant to his offer letter with the Company and the 2004 Plan, the compensation committee granted to John Derham 125,000 RSUs on November 1, 2007. Such RSUs vest in three equal annual installments beginning on November 1, 2008. In addition, the compensation committee approved a grant of stock options to Mr. Derham to purchase 25,000 shares of the Company’s common stock on July 24, 2008 at an exercise price of $1.57 per share and which vests in three equal annual installments beginning on July 24, 2009.

(4) Retirement, Perquisites and Other Personal Benefits

We do not maintain any defined benefit or supplemental executive retirement programs for NEOs. The Company maintains a 401(k) plan, but does not match employee contributions.

Our CEO and co-presidents are entitled to receive certain other personal benefits pursuant to the terms of their employment agreements. Among other things, the Company pays the cost of such executive’s coverage under most benefit plans, including coverage for such executive’s spouse and dependent minor children, if any, expenses incurred in connection with the benefit plan coverages as the result of any deductible or co-insurance provision of any insurance policy, not to exceed $10,000 per year, and long-term disability insurance providing the executive with payments of $10,000 per month until age 65, subject to certain exceptions.

Pursuant to his offer letter with the Company, Mr. Derham is entitled to a housing allowance of $50,000 to utilize for rent and related expenses of a corporate apartment in Manhattan. Upon Mr. Derham’s completion of permanent relocation, the Company will increase Mr. Derham’s salary by this amount.

C.    Interrelationship of Elements of Pay

In determining the overall mix of elements comprising total compensation, the compensation committee emphasizes the relationship of compensation to performance. This approach to compensation provides the executives with a base level of compensation, while motivating the executives to enhance our business and achieve our goals, thereby producing a high level of performance for the Company and greater variable pay for the executive. We also award significant levels of long-term incentive compensation that through time-based vesting provide a counter-balance to short-term annual cash bonus compensation and advance the Company’s retention and motivation compensation objectives. In addition, as discussed under “VIII. Post-Employment Severance and Change-in-Control Benefits” below, we provide our CEO and our co-presidents with certain post-employment severance and change in control payments in specified circumstances.  The Company provides these benefits to its CEO and co-presidents so that it has the continued dedication and full attention of these key employees notwithstanding the possibility, threat or occurrence of a “change in control” and because it believes that such payments are necessary to retain the services of these individuals. In addition, as described below, the Company provides our CMO with certain post-employment severance in specified circumstances.

D.    Pay Levels

The total annual compensation (salary, cash bonuses and long-term incentive compensation) for NEOs is determined based on several factors including the individual’s position and responsibilities, as well as the pay levels in the marketplace for similar positions. We chose the amount of each element our CEO’s compensation based on the compensation committee’s subjective assessment of the level of compensation necessary to retain him and to sufficiently incentivize him to continue to promote stockholder value. We chose the amount of each element of compensation paid to our NEOs other than our CEO based on our compensation committee’s subjective assessment, with input from our CEO, of the level of compensation necessary to retain these NEOs and to incentivize them to continue to promote stockholder value.

V.    Stock Ownership Guidelines

We do not currently have stock ownership guidelines for our NEOs.

VI.   Benchmarking

In determining the compensation packages for our CEO and our co-presidents, our compensation committee referred to certain compensation data it had obtained relating to small, high-growth companies.

VII.  Post-Employment Severance and Change-in-Control Benefits

Our CEO and co-presidents each have an employment agreement that provides for severance payments and other benefits, including following a change in control that results in a loss of employment or a significant change in employment. In addition, our CMO’s offer letter provides for certain severance payments under certain circumstances. The table below reflects the amount of compensation payable to each of our NEOs in the event the executive’s employment is terminated on specified grounds. In addition to the amounts listed in the table below, each NEO is entitled to unpaid base salary and payment for accrued vacation days through his last day of employment with the Company.

Name and Termination Event	Cash Severance Payment	Continuation of Employer-Paid Health Insurance	Acceleration of Stock Awards (1)	Total Termination Benefits

Edwin J. McGuinn, Jr.
Termination For Cause	$25,000 (3)	$0	$0	$25,000
Disability	$25,000 (3)	$0	$12,000 (7)	$37,000
Termination With Good Reason (2)	$392,280 (4)	$8,335(5)	$12,000 (7)	$412,615
Termination Without Cause by the Executive	$25,000 (3)	$0	$12,000 (7)	$37,000
Termination Without Cause by the Company	$392,280 (4)	$8,335(5)	$12,000 (7)	$412,615
Death	$25,000 (3)	$0	$12,000 (7)	$37,000

Raza Khan
Termination For Cause	$25,000 (3)	$0	$0	$25,000
Disability	$25,000 (3)	$0	$0	$25,000
Termination With Good Reason (2)	$528,876 (4)	$4,314(6)	$40,000 (7)	$573,190
Termination Without Cause by the Executive	$25,000 (3)	$0	$40,000 (7)	$65,000
Termination Without Cause by the Company	$528,876 (4)	$4,314(6)	$40,000 (7)	$573,190
Death	$25,000 (3)	$0	$0	$25,000

Vishal Garg
Termination For Cause	$25,000 (3)	$0	$0	$25,000
Disability	$25,000 (3)	$0	$0	$25,000
Termination With Good Reason (2)	$528,876 (4)	$4,314(6)	$40,000 (7)	$573,190
Termination Without Cause by the Executive	$25,000 (3)	$0	$40,000 (7)	$65,000
Termination Without Cause by the Company	$528,876 (4)	$4,314(6)	$40,000 (7)	$573,190
Death	$25,000 (3)	$0	$0	$25,000

Jonathan Coblentz
Termination For Cause/Resignation Without Good Reason	$0	$0	$0	$0
Disability	$0	$0	$0	$0
Termination Other Than For Cause or Disability/Resignation With Good Reason	$0	$0	$140,625 (9)	$140,625
Death	$0	$0	$0	$0

John P. Derham
Termination For Cause/Resignation Without Good Reason	$0	$0	$0	$0
Disability	$0	$0	$0	$0
Termination Other Than For Cause or Disability/Resignation With Good Reason	$125,000 (8)	$0	$281,250 (10)	$406,250
Death	$0	$0	$0	$0

(1)	For valuation purposes, assumes closing price on The NASDAQ Stock Market on June 30, 2008 of $2.25.
(2)	“Good Reason” includes, among other things, certain change of control scenarios. For a full definition, please see each officer’s respective employment agreement which is filed with the SEC.
(3)	Includes payment of accrued but unpaid bonus. Each executive’s employment agreement specifies a minimum annual bonus of $50,000 for each calendar year.
(4)
Includes full base salary (including the guaranteed annual 10% increases) through the “Scheduled Termination Date” (as such term is defined in the executive’s employment agreement), the executive’s guaranteed annual bonuses in the amount of $50,000 that he would have been awarded through the “Scheduled Termination Date”, the value of vacation days that the executive would have accrued through the “Scheduled Termination Date” and severance pay in an amount equal to the sum of the executive’s annual base salary in effect immediately prior to his last date of employment. The executive may elect to receive his full base salary (including the guaranteed annual 10% increases) and guaranteed annual bonuses in the amount of $50,000 through his Scheduled Termination Date on the same schedule as if he were still employed with the Company. If the executive does not make this election, he will receive these payments in a lump sum within 45 days of his last day of employment with the Company.

(5)	Includes 4 months of payment of health insurance benefits.
(6)	Includes 10 months of payment of health insurance benefits.
(7)
Pursuant to Mr. McGuinn’s employment agreement, in the event Mr. McGuinn’s employment agreement with the Company is terminated by reason of death, disability or without “Cause” (as defined in the employment agreement), or in the event Mr. McGuinn terminates the agreement for “Good Reason,” or in the event that Mr. McGuinn shall no longer be employed in the position of Chairman of the Board and CEO for any reason other than a termination for “Cause,” all of Mr. McGuinn’s granted and unvested options and warrants immediately vest and become immediately exercisable by Mr. McGuinn. Such options and warrants may be exercised by Mr. McGuinn, or his legal representative, as appropriate, for a period of one year following the date of termination. Pursuant to Messrs. Khan and Garg’s employment agreements, in the event that either executive is terminated without “Cause” (as defined in the employment agreements) or terminates his agreement for “Good Reason,” all granted and unvested options granted pursuant to the employment agreements immediately vest and become immediately exercisable by the executive.

(8)
Pursuant to Mr. Derham’s offer letter, he is entitled to six months of base salary in the event that (i) his title is changed to one of lower rank, (ii) he is transferred to a position within the Company that does not report directly to the then-current or acting President or CEO (or person having equivalent duties and authority) for reasons other than unsatisfactory performance as determined in our sole discretion and (iii) his employment is terminated by us other than for “Cause” as defined below. Pursuant to Mr. Derham’s offer letter, “Cause” shall include, among other things (i) a violation of any law, rule or regulation; (ii) an indictment or conviction of a felony; (iii) the commission of a fraudulent act, act of dishonesty, breach of trust or any act of moral turpitude; (iv) a violation of our policies (including, but not limited to, any violation under our Code of Business Conduct and Ethics) or misconduct related to, or breach of, his duties to us, our subsidiaries and/or our affiliates or our customers, clients, employees or stockholders, whether with or without prior notice or warning; and (v) the failure to perform satisfactorily the duties associated with his job function or to follow reasonable directives of his manager.

(9)
Mr. Coblentz’s restricted stock award agreement specifies that in the event of a “Change in Control” (as such term is defined in the 2004 Plan), all shares of restricted stock covered by the award shall become free of all restrictions and become fully vested and transferable.

(10)
Mr. Derham’s restricted stock unit award agreement specifies that in the event of a “Change in Control” (as defined in the 2004 Plan), all restricted units covered by the award shall become free of all restrictions and become fully vested and transferable.

VIII.    Impact of Tax and Accounting

Section 162(m) of the Internal Revenue Code of 1986 limits the deductibility in our tax return of compensation over $1 million to any of our executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our stockholders. The compensation committee’s policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted, while simultaneously providing our executives with appropriate rewards for their performance and therefore the compensation committee may authorize the payment of compensation to NEOs outside the limits of Section 162(m).

IX.    Post June 30, 2008 Actions

 The compensation committee of our board of directors is currently in negotiations with Messrs. Khan and Garg regarding their employment agreements. In addition, as described above, with respect to our CMO, the compensation committee approved (i) a grant of stock options to purchase 25,000 shares of the Company’s common stock on July 24, 2008 and (ii) a cash bonus of $75,000 on October 20, 2008.

X.    Conclusion

The compensation committee believes that the total compensation paid to each of our NEOs is competitive and appropriate given the context of our business achievements and the individual performance of the NEOs in the past fiscal year.

Executive Compensation

For a narrative description of the terms of the restricted stock and stock option awards described in the tables below, please see “Compensation Discussion and Analysis—IV. Compensation Structure—B. Details of Elements of Pay—3. Long-Term Incentive Compensation.” in this Item 11. For a description of our employment agreements with our CEO and co-presidents, please see “Employment Agreements” below.

Summary Compensation Table

The following table sets forth for the year indicated the annual compensation of our CEO, our Co-Presidents, our CFO and our other NEOs, as such term is defined in Item 402(a) of Regulation S-K:

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $ (1)	Options Awards $ (1)	Non-equity Incentive Plan Compensation $	All Other Compensation $	Total $
Edwin J. McGuinn, Jr. Chief Executive Officer	2008 2007	246,000 234,667	210,000 150,000	- -	238,413 348,661	- -	- -	694,413 733,328
Raza Khan Co-President	2008 2007	231,000 210,000	210,000 150,000	- -	1,085,664 1,541,523	- -	- -	1,526,664 1,901,523
Vishal Garg Co-President, Secretary	2008 2007	231,000 210,000	210,000 150,000	-	1,085,664 1,541,523	- -	- -	1,526,664 1,901,523
Jonathan Coblentz Chief Financial Officer and Treasurer (2)	2008 2007	201,875 50,000	100,000 -	208,438 225,806	15,479 -	- -	- -	525,792 272,806
John P. Derham Chief Marketing Officer (3)	2008	177,083	75,000	141,102	-	-	39,297 (4)	432,482

(1)
Represents the dollar amount of compensation expense recognized by us for financial statement reporting purposes in the 2008 and 2007 fiscal years for the fair value of the employee options, restricted stock and restricted stock units granted in fiscal year 2008 and all prior fiscal years, in accordance with Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation, which we refer to as FAS 123R. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value recognized by the NEOs nor to the amount of compensation awarded for performance in fiscal years 2008 and 2007. Pursuant to SEC rules, the amounts shown exclude the potential impact from estimated forfeitures related to service-based vesting conditions. The assumptions made in the valuation of our stock and option awards are discussed in Note 7, “Stockholders’ Equity,” to our consolidated financial statements contained in our Annual Report.

(2)	Mr. Coblentz joined us in April 2007.
(3)	Mr. Derham joined us in October 2007.
(4)	Reflects housing allowance in connection with Mr. Derham’s relocation to New York City.

Grants of Plan-Based Awards

The following table provides information on awards made pursuant to the 2004 Plan in fiscal year 2008 to each NEO. There can be no assurance that the grant date fair value of stock and stock option awards will ever be realized:

		Estimated future payouts under non-equity incentive plans			Estimated future payouts under equity incentive plan awards			All other stock awards: number of shares of stock or units (#)	All other option awards: number of securities underlying options (#)	Exercise of base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Edwin J. McGuinn, Jr.	10/16/2007 02/14/2008	- -	- -	- -	- -	- -	- -	- -	150,000 150,000	$4.70 $2.17	418,801 190,800
Raza Khan	02/14/2008	-	-	-	-	-	-	-	500,000	$2.17	636,001
Vishal Garg	02/14/2008	-	-	-	-	-	-	-	500,000	$2.17	636,001
Jonathan Coblentz	05/07/2008	-	-	-	-	-	-	-	200,000	$2.15	278,644
John P. Derham	11/1/2007	-	-	-	-	-	-	125,000	-	-	635,000

Outstanding Equity Awards at Fiscal Year-End 2008

The following table shows the number of shares covered by stock options, restricted stock and restricted stock unit grants held by our NEOs on June 30, 2008:

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares of restricted stock and shares underlying restricted stock units that have not yet vested (1) (#)	Market value of shares of restricted stock and shares underlying restricted stock units that have not yet vested (2) ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested (#)
Edwin J. McGuinn, Jr.	11/01/2004 09/20/2005 01/25/2006 10/16/2007 02/14/2008	410,000 250,000 133,332 0 0	0 0 66,668 150,000 150,000	0	$1.60 $3.00 $3.83 $4.70 $2.17	11/01/2014 09/20/2015 01/25/2016 10/16/2017 02/14/2018	_	_	_	_
Raza Khan	07/08/2004 09/20/2005 03/01/2007 05/14/2007 02/14/2008	300,000 700,000 200,000 400,000 0	0 0 0 0 500,000	0	$1.00 $3.15 $6.38 $6.77 $2.17	07/08/2014 09/20/2015 03/01/2017 05/14/2017 02/14/2018	_	_	_	_
Vishal Garg	07/08/2004 09/20/2005 03/01/2007 05/14/2007 02/14/2008	300,000 700,000 200,000 400,000 0	0 0 0 0 500,000	0	$1.00 $3.15 $6.38 $6.77 $2.17	07/08/2014 09/20/2015 03/01/2017 05/14/2017 02/14/2018	_	_	_	_
Jonathan Coblentz	05/01/2007 05/07/2008	- 0	- 200,000	0	- $2.15	- 05/07/2018	62,500(3)	140,625	_	_
John P. Derham	11/01/2007	-	-	0	-	-	125,000(4)	281,250	_	_

(1)	Represents the number of shares underlying restricted stock and restricted stock units awards that vest based upon the passage of time and the employees’ continued service at the company.
(2)	Market value of shares based upon the $2.25 NASDAQ Stock Market closing price on June 30, 2008.
(3)	Represents shares of restricted stock received in conjunction with commencement of employment.
(4)	Represents restricted stock units received in conjunction with commencement of employment.

Option Exercises and Stock Vested Table

The following table shows the number of shares of our common stock acquired upon the vesting of restricted stock awards and the exercise of stock options during the fiscal year ended June 30, 2008:

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Edwin J. McGuinn, Jr.	-	-	-	-
Raza Khan	-	-	-	-
Vishal Garg	-	-	-	-
Jonathan Coblentz	-	-	31,250	56,875
John P. Derham	-	-	-	-

(1)	Value realized on vesting is calculated by multiplying the number of shares of stock or units by the market value on the vesting date.

Employment Agreements

We entered into an executive employment agreement with our Chairman and CEO, Edwin J. McGuinn, Jr. on November 17, 2004. The employment agreement, as amended on September 27, 2007, provides for an annual base salary of $250,000 beginning January 1, 2008. The agreement provides for a minimum annual increase in base salary of 10% and additional increases at the discretion of our board of directors. The employment agreement also provides for a minimum annual bonus of $50,000 and bonuses in excess thereof at the discretion of our board of directors. Grants of stock options shall vest and be exercisable pursuant to the terms and conditions of our 2004 Plan.

Mr. McGuinn’s employment agreement expires on October 31, 2009, subject to earlier termination. Upon expiration, the agreement will automatically renew itself from year to year unless either party elects to modify or not to renew the agreement pursuant to a written notice given by one party and received by the other not later than 60 days prior to the expiration of the agreement or any extension thereto. The agreement provides that if we terminate Mr. McGuinn’s employment without cause or if he terminates his employment agreement for good reason, he will be entitled to his base salary (including guaranteed annual ten percent increases), guaranteed annual bonus, continued health and benefits coverage and the value of unused vacation days accrued until the expiration date of his employment agreement, plus one year of severance pay, in addition to any earned but unpaid base salary, unpaid pro rata annual bonus and unused vacation days accrued through Mr. McGuinn’s last day of employment, including any carryover days. In the event of such termination, his base salary and guaranteed bonus is payable by us within 45 days after his last day of employment unless Mr. McGuinn elects to have such amounts paid in the same manner as they would have been paid had he remained employed by us. Additionally, all stock options granted to him will immediately vest.

Under the agreement, good reason includes any of the following occurring without the consent of Mr. McGuinn: a significant change, and resulting diminution, in his duties and responsibilities; an assignment to him of a different and subordinate title; a change in control of the Company; a significant relocation of our office or a material breach of the agreement by us. His employment agreement prohibits Mr. McGuinn from competing with us, or soliciting our customers or employees, in the United States for a period of two years from the date of their termination of employment.

For purposes of Mr. McGuinn’s agreement, “Change of Control” means our board of directors votes to approve: (a) any consolidation or merger of the Company pursuant to which 50% or more of the outstanding voting securities of the surviving or resulting company are not owned collectively by the common share and warrant holders of Iempower, Inc. as of November 1, 2004 (the “Current Control Group”); (b) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company other than any sale, lease, exchange or other transfer to any company where the Company owns, directly or indirectly, 100% of the outstanding voting securities of such company after any such transfer; (c) any person or persons (as such term is used in Section 13(d) of the Exchange Act), other than the Current Control Group, shall acquire or become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) whether directly, indirectly, beneficially or of record, of 50% or more of outstanding voting securities of the Company; or (d) commencement by any entity, person, or group (including any affiliate thereof, other than the Company) of a tender offer or exchange offer where the offeree acquires more than 50% of the then outstanding voting securities of the Company.

We have also entered into executive employment agreements with Raza Khan and Vishal Garg. Each employment agreement provides for an initial annual base salary of $150,000. The agreements provide for a minimum annual increase in base salary of 10% and additional increases at the discretion of our board of directors. As of the date hereof, Messrs. Khan and Garg each earn an annual base salary of $242,000. Each employment agreement also provides for a minimum annual bonus of $50,000 and bonuses in excess thereof at the discretion of our board of directors. Under the agreements, each executive received options to purchase up to 20% of the shares of our common stock made available under the 2004 Plan, 50% of which vested immediately and the remaining 50% vested on the first anniversary of the grant date. Subsequent grants of stock options shall vest and be exercisable pursuant to the terms and conditions of the 2004 Plan. Additionally, during each calendar quarter during the terms of the agreements, each executive is to receive options to purchase an additional 5% of the shares of our common stock made available under the 2004 Plan. The exercise price of all options will be the fair market value of our common stock on the date the option is granted.

Each employment agreement expires on April 1, 2009, subject to earlier termination by either us or Messrs. Khan and Garg, and shall automatically renew for an additional five years unless a party provides notice of intention not to renew on or before November 1, 2008. Upon expiration, each employment agreement will automatically renew for a period of five years unless either party elects not to renew the agreement. Each employment agreement provides that if we terminate Messrs. Khan and Garg without cause or if they terminate their employment agreements for good reason, they will be entitled to any earned but unpaid base salary, unpaid pro rata annual bonus and unused vacation days accrued through their last day of employment with the Company, their base salary (including guaranteed annual ten percent increases), guaranteed annual bonus, continued health and benefits coverage and the value of unused vacation days accrued until the expiration date of their employment agreements, plus one year of severance pay. At the election of the executive in the event of such termination, the executive’s base salary and guaranteed bonus is payable by us within 45 days after his last day of employment. Additionally, all stock options granted to them will immediately vest.

Under the agreements, good reason includes any of the following occurring without the consent of the applicable executive: a significant change, and resulting diminution, in the executive’s duties and responsibilities; an assignment to the executive of a different and subordinate title; or a “change in control” of the Company. Each employment agreement prohibits Messrs. Khan and Garg from competing with us, or soliciting our customers or employees, in the United States for a period of one year from the date of their termination of employment. Messrs. Khan and Garg’s employment agreements include a similar “Change in Control” definition as described above with respect to Mr. McGuinn’s employment agreement.

Our compensation committee is currently in negotiations with Messrs. Khan and Garg regarding their employment agreements.

Director Compensation

For our fiscal year ended June 30, 2008, our independent directors, other than those affiliated with Battery, were entitled to receive an annual retainer of $15,000. In addition, Mr. Fisher earned an additional $25,000 for serving as chairman of our special committee of independent directors that was formed to review certain proposed and completed capital-raising transactions (the “Special Committee”), and Mr. Bushley earned an additional $12,500 for serving on the Special Committee. On July 17, 2008, our board of directors approved an increase in the annual retainer fees paid to our independent directors, other than those affiliated with Battery, from $15,000 to $20,000. This increase has been deferred, however, until we successfully raise additional equity capital. In addition to board fees, for our fiscal year ended June 30, 2008, our independent directors, other than those affiliated with Battery, received a stock option grant to purchase 20,000 shares of our common stock. Our independent directors that are affiliated with Battery do not receive compensation for serving on our board of directors. Battery, through its affiliates, is a significant stockholder of the Company, owning a majority of our series B convertible preferred stock (“Series B Preferred Stock”) and all of our series B-2 convertible preferred stock (“Series B-2 Preferred Stock”). No compensation was paid to Mr. Elinsky during our fiscal year ended June 30, 2008, as he did not become a director until July 2008.

The following table sets forth the compensation paid by us to our non-employee directors for the fiscal year ended June 30, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richmond T. Fisher	$40,000	--	$82,530	--	--	--	$122,530
C. David Bushley	$27,500	--	$67,381	--	--	--	$94,881
Andrew Mathieson	$15,000	--	$79,883	--	--	--	$94,883
Michael M. Brown	--	--	--	--	--	--	--
Sunil Dhaliwal	--	--	--	--	--	--	--
Gregory N. Elinsky	--	--	--	--	--	--	--

(1)
Represents the dollar amount of compensation expense recognized by us for financial statement reporting purposes in the fiscal 2008 for the fair value of the stock options granted in fiscal year 2008 and all prior fiscal years, in accordance with FAS 123R. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value recognized by the directors nor to the amount of compensation awarded in fiscal 2008. Pursuant to SEC rules, the amounts shown exclude the potential impact from estimated forfeitures related to service-based vesting conditions. The assumptions made in the valuation of our stock awards are discussed in Note 7, “Stockholders’ Equity,” to our consolidated financial statements contained in our Annual Report.

(2)
During the fiscal year ended June 30, 2008, each of our independent directors, other than those affiliated with Battery, received an option to purchase 20,000 shares of our common stock with an exercise equal to the fair market value of our common stock on the date of grant. The grant date fair value calculated in accordance with FAS 123R of each of these awards was $67,381. As of June 30, 2008, our independent directors, other than those affiliated with Battery, had the following stock options:

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richmond T. Fisher	03/22/2005 08/11/2005 06/30/2006 11/14/2006 07/19/2007	20,000 40,000 13,333 20,000 20,000	- - 6,667 - -	$4.75 $2.85 $5.90 $6.45 $5.64	03/22/2015 08/11/2015 06/30/2016 11/14/2016 07/19/2017
C. David Bushley	08/11/2005 11/14/2006 07/19/2007	67,500 23,750 20,000	- - -	$2.85 $6.45 $5.64	08/11/2015 11/14/2016 07/19/2017
Andrew Mathieson	01/25/2006 11/14/2006 07/19/2007	57,500 27,500 20,000	10,000 - -	$3.83 $6.45 $5.64	01/25/2016 11/14/2016 07/19/2017
Gregory N. Elinsky	-	-	-	-	-

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes information, as of June 30, 2008, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	6,665,039	3.54	2,028,012
Equity compensation plans not approved by security holders	__	__	__
Totals	6,665,039	3.54	2,028,012

(1)
The number of securities remaining for future issuance consists of 639,012 shares issuable under our 2004 Plan and 1,389,000 shares issuable under our 2005 Consultant Incentive Plan. Awards under such plans may include restricted stock, unrestricted stock, stock options, stock appreciation rights, and performance shares or other equity-based awards, as the board of directors may determine.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our shares of common stock, Series B Preferred Stock and Series B-2 Preferred Stock, as of October 27, 2008 by (i) each person whom we know to beneficially own 5% or more of our common stock and/or our Series B Preferred Stock and Series B-2 Preferred Stock and, (ii) each of our directors, (iii) each person listed on the Summary Compensation Table set forth under “Executive Compensation” in Item 11 of this Form 10-K/A and (iv) all of our directors and executive officers as a group. The number of shares of common stock beneficially owned by each stockholder is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes those shares of common stock over which the stockholder exercises sole or shared voting or investment power and any shares which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The percentages in the “percent of class” column, however, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has converted or exercised common stock equivalents into shares of common stock; that is, shares underlying common stock equivalents are not included in calculations in the table below for any other purpose, including for the purpose of calculating the number of shares outstanding generally. The “voting power” column below represents the voting power of each person or entity listed in the table taking into account that our Series B Preferred Stock and our Series B-2 Preferred Stock vote on an as-converted basis. Thus, the percentages in the “voting power” column have been calculated by including all of our outstanding Series B Preferred Stock and Series B-2 Preferred Stock in the denominator for each person, whether or not they own any Series B Preferred or Series B-2 Preferred. Except as otherwise noted below, the address for each person listed on the table is c/o MRU Holdings, Inc., 590 Madison Avenue, 13th Floor, New York, New York, 10022.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Stock		Percent of Class (1)	Voting Power (2)
Edwin J. McGuinn, Jr.	1,078,006	(3)	3.40%	2.62%
Raza Khan	4,829,578	(4)	14.34%	10.88%
Vishal Garg	4,746,754	(4)	14.10%	10.70%
Richmond T. Fisher	161,666	(5)	*	*
Andrew Mathieson	135,000	(6)	*	*
C. David Bushley	141,250	(7)	*	*
Michael M. Brown	0		*	*
Sunil Dhaliwal	0		*	*
Gregory N. Elinsky	585,213	(8)	1.83%	1.37%
Jonathan Coblentz	87,500		*	*
John P. Derham	76,666		*	*
Battery Partners VII, LLC	10,772,626	(9)	30.74%	23.55%
BlackRock, Inc.	4,480,183	(10)	13.68%	10.31%
Y&S Nazarian Revocable Trust	3,138,279	(11)	9.88%	7.39%
Merrill Lynch & Co., Inc.	2,262,411	(12)	6.66%	5.07%
All executive officers and directors as a group (12 persons)	11,841,633		32.03%	24.63%

____________________________
* Represents holdings of less than 1%.

1)  Beneficial ownership is calculated based on 31,721,174 shares of our common stock issued and outstanding as of October 27, 2008.

2)   Voting power is calculated based on 42,425,007 shares of our common stock, Series B Preferred Stock and Series B-2 Preferred Stock issued and outstanding as of October 27, 2008.

3) Includes (i) 843,332 shares of common stock underlying options exercisable within 60 days of October 27, 2008 and (ii) 99,795 shares of common stock and 67,004 shares of common stock underlying warrants registered in the name of Donna McGuinn, Mr. McGuinn’s wife. Mr. McGuinn disclaims beneficial ownership of the securities registered in the name of Donna McGuinn.

4) Includes 352,670 shares of common stock underlying warrants and 1,600,000 shares of common stock underlying options exercisable within 60 days of October 27, 2008.

5) Includes 25,000 shares of common stock underlying warrants and 136,666 shares of common stock underlying options exercisable within 60 days of October 27, 2008.

6) Includes 135,000 shares of common stock underlying options exercisable within 60 days of October 27, 2008.

7) Includes 141,250 shares of common stock underlying options exercisable within 60 days of October 27, 2008.

8) Includes 327,868 shares of common stock underlying warrants held by Professional Investments of America, LLC. Mr. Elinsky and his wife have a 100% ownership interest in the LLC.

9) Battery Ventures VII, L.P. directly owns, and has the sole voting and dispositive power with respect to, 834,020 shares of our common stock, 4,437,646 shares of our common stock issuable upon conversion of shares of our Series B Preferred Stock, 2,155,804 shares of our common stock issuable upon conversion of shares of Series B-2 Preferred Stock, 1,405,668 shares of our common stock issuable upon conversion of shares of Series B Preferred Stock underlying warrants exercisable within 60 days of October 27, 2008, and 1,736,963 shares of common stock issuable upon exercise of common stock warrants exercisable within 60 days of October 27, 2008. Battery Investment Partners VII, LLC directly owns, and has the sole voting and dispositive power with respect to, 15,980 shares of our common stock, 85,027 shares of our common stock issuable upon conversion of Series B Preferred Stock, 41,305 shares of common stock issuable upon conversion of shares of Series B-2 Preferred Stock, 26,934 shares of our common stock issuable upon conversion of shares of Series B Preferred Stock underlying warrants exercisable within 60 days of October 27, 2008, and 33,279 shares of common stock issuable upon exercise of common stock warrants exercisable within 60 days of October 27, 2008. Battery Partners VII, LLC is the general partner of Battery Ventures VII, L.P. and the manager of Battery Investment Partners VII, LLC. Battery Partners VII, LLC and each of its managing members, Richard D. Frisbie, Thomas J. Crotty, Kenneth P. Lawler, Morgan M. Jones, R. David Tabors, Scott R. Tobin, Roger Lee and Mark H. Sherman (collectively referred to as the “BP Managing Members”), may be deemed to have the sole voting and dispositive power with respect to all of the shares owned by Battery Ventures VII, L.P. and Battery Investment Partners VII, LLC. Each of the BP Managing Members disclaims beneficial ownership of shares, except to the extent of his individual pecuniary interest therein. This information was obtained from our records and from reports filed with the SEC by Battery Ventures VII, L.P., Battery Investment Partners VII, LLC, Battery Partners VII, LLC, Richard D. Frisbie, Thomas J. Crotty, Kenneth P. Lawler, Morgan M. Jones, R. David Tabors, Scott R. Tobin and Mark H. Sherman. The address of Battery Partners VII, LLC is 930 Winter Street, Suite 2500, Waltham, Massachusetts 02451.

10) Includes 3,015,116 shares of common stock issuable upon conversion of Series B Preferred Stock and 955,068 shares issuable upon conversion of Series B Preferred Stock underlying warrants exercisable within 60 days of October 27, 2008 held by BlackRock Investment Management LLC. BlackRock Investment Management LLC is an investment advisor and a subsidiary of BlackRock, Inc. BlackRock, Inc. disclaims beneficial ownership of the shares held by BlackRock Investment Management LLC. This information was obtained from our records and from reports filed with the SEC by BlackRock, Inc. The address of BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022.

11) Includes 36,000 shares of common stock underlying warrants exercisable within 60 days of October 27, 2008. This information was obtained from our records and from reports filed with the SEC by Younes Nazarian and Soraya J. Nazarian, Trustees of the Y&S Nazarian Revocable Trust. The address of Y&S Nazarian Revocable Trust is 1801 Century Park West, 5th Floor, Los Angeles, California 90067.

12) Includes 2,232,410 shares of common stock issuable upon exercise of common stock warrants exercisable within 60 days of October 27, 2008 held by Merrill Lynch Bank USA and 30,000 shares of our common stock held by First Republic Investment Management, Inc. Merrill Lynch Bank USA and First Republic Investment Management, Inc. are wholly owned subsidiaries of Merrill Lynch & Co., Inc. Merrill Lynch & Co., Inc. disclaims beneficial ownership of the shares held by Merrill Lynch Bank USA and First Republic Investment Management, Inc. This information was obtained from our records and from a report filed with the SEC by Merrill Lynch & Co., Inc. The address of Merrill Lynch & Co., Inc. is 4 World Financial Center, 250 Vesey St., New York, New York 10080.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

Battery

Battery Partners VII, LLC, the general partner of BV7 and the manager of BIP7, beneficially owns an aggregate of 30.74% of our outstanding common stock on an as converted basis as of October 27, 2008. Two members of our board of directors, Michael M. Brown and Sunil Dhaliwal, are affiliated with Battery.

June 30, 2008 Purchase of B-2 Preferred and Warrants

On June 30, 2008, pursuant to a private placement, Battery purchased from us 2,197,109 shares (the “June 30th Shares”) of Series B-2 Preferred Stock and warrants exercisable for an aggregate of 659,132 shares of common stock prior to June 29, 2013 (the “June 30th Warrants”) at a price of $2.25 per share (the “Series B-2 Original Issue Price”) plus $0.0375 per share attributable to the June 30th Warrants for a total amount of $5,025,886.84, which equaled the principal amount of the June 9th Notes (as defined below) plus accrued and unpaid interest on the June 9th Notes as of June 30, 2008.

The Series B-2 Preferred Stock holders are entitled to receive when, and if declared by our board of directors out of funds legally available therefor, dividends on the Series B-2 Preferred Stock at a simple annual rate equal to 9% of the Series B-2 Original Issue Price (the “Series B-2 Dividend Rate”), up to, but not including September 30, 2008 (the “Alternate Interest Rate Date”) and at a simple annual interest rate of 18% of the Series B-2 Original Issue Price (the “Alternate Rate”) from and after the Alternate Interest Rate Date until the Series B-2 Preferred Stock is converted, exchanged or redeemed as described in the certificate of designation for the Series B-2 Preferred Stock; provided, however, dividends shall not be declared, unless permitted under the June 30th Subordination Agreement (as defined below). Subject to the foregoing and certain other conditions, such as NASDAQ Marketplace Rules, dividends may be paid by us in cash or shares of common stock.

On June 30, 2008, in connection with the issuance of the Series B-2 Preferred Stock, we entered into a subordination agreement with Battery, Viking Asset Management L.L.C. (“Viking”) and the buyers of certain secured senior notes issued by us dated as of October 19, 2007 (the “June 30th Subordination Agreement”). Pursuant to the June 30th Subordination Agreement, among other things, Battery agreed that the payment of any amounts pursuant to the Series B-2 Preferred Stock would be subordinated to the payment in full of the obligations, liabilities and other amounts owed to Viking by us under a previous purchase agreement and note.

Prepayment and Cancellation of June 9th Notes

We entered a note and warrant purchase agreement with Battery on June 9, 2008 pursuant to which we issued, in exchange for a payment of $5,000,000 in cash, (i) convertible promissory notes in the original aggregate principal amount of $5,000,000 (collectively, the “June 9th Notes”) and (ii) warrants (the “June 9th Warrants”) to purchase in the aggregate 490,196 shares of common stock, which were exercisable at an exercise price of $2.55 per share if, and only if, the June 9th Notes were not converted or repaid on or prior to September 30, 2008. On June 30, 2008, we and Battery agreed to amend the June 9th Notes to allow for their prepayment. We prepaid the principal amount of the June 9th Notes plus accrued and unpaid interest on the June 9th Notes as of June 30, 2008 and the June 9th Notes and June 9th Warrants were cancelled.

July 1, 2008 Consulting Agreement

On July 1, 2008, we entered into a consulting services agreement (the “Consulting Agreement”) with Battery Partners VII, LLC (the “Consultant”), an affiliate of Battery. Pursuant to the Consulting Agreement, we agreed to pay the Consultant a fee of $150,000 for consulting services provided during the six month period ending December 31, 2008, payable promptly following the execution of the Consulting Agreement, and an additional fee of $75,000 per quarter for each subsequent quarterly period that the Consultant provides services to us. As of the date hereof, we owe $150,000 to the Consultant, but no fees have been paid to the Consultant. The Consulting Agreement has a term of one year and may be renewed or extended for any period as may be agreed by the parties thereto.

July 10, 2008 Purchase of Notes and Warrants

On July 10, 2008, we entered into a note and warrant purchase agreement (the “July 10th Purchase Agreement”) with Battery (the “July 10th Investor”). In exchange for Battery’s payment of $2,000,000 in cash, we issued to Battery, in a private placement transaction: (i) promissory notes (the “July 10th Notes”) in the original aggregate principal amount of $2,500,000 (the “July 10th Original Principal Amount”) and (ii) warrants exercisable for an aggregate of 1,111,111 shares of common stock prior to July 9, 2013, at an exercise price of $2.25 per share, subject to certain adjustments (the “July 10th Warrants”).

The July 10th Notes accrue interest on the unpaid principal amount at a simple annual interest rate of 18% per annum; provided, however, the July 10th Original Principal Amount shall increase by 20% 60 days after the date of issuance of the July 10th Notes (the “First Principal Reset Date”), unless we sell equity securities (the “Equity Securities”) in the future pursuant to an equity financing (including the issuance of Equity Securities upon the conversion or exchange of debt securities (the “Automatically Converting Debt Securities”) issued in connection with such equity financing) in which we receive in excess of a minimum threshold amount of gross proceeds (an “Equity Financing”) prior to the First Principal Reset Date; provided, further, that the July 10th Original Principal Amount shall increase by an additional 20% 120 days after the date of the issuance of the July 10th Notes (the “Second Principal Reset Date”) unless we issue the Automatically Converting Debt Securities or the Equity Securities prior to the Second Principal Reset Date. No interest under the July 10th Notes shall be due prior to October 31, 2010 (the “Maturity Date”). The principal amounts of the July 10th Notes are due on the Maturity Date.

In addition, if we undertake an Equity Financing, then the outstanding principal amount of the July 10th Notes together with the accrued, but unpaid interest will be mandatorily prepaid subject to certain conditions contained in the July 10th Subordination Agreement (as defined below) and the July 10th Notes. Subject to the July 10th Subordination Agreement, the July 10th Notes may be prepaid without premium or penalty at our option on 10 days prior notice to the July 10th Investors.

Also on July 10, 2008, in connection with the issuance of the July 10th Notes, we entered into a subordination agreement with Battery, an unaffiliated investor, Viking and the buyers of certain secured senior notes issued by us dated as of October 19, 2007 (the “July 10th Subordination Agreement”). Pursuant to the July 10th Subordination Agreement, among other things, Battery agreed that the payment of any amounts pursuant to the July 10th Notes would be subordinated to the payment in full of the obligations, liabilities and other amounts owed to Viking by us under a previous purchase agreement and note.

October 24, 2008 Exchange Agreement

On October 24, 2008, we entered into an Agreement, Consent and Waiver (the “Exchange Agreement”) with Battery, as the sole holder of our Series B-2 Preferred Stock. Pursuant to the Exchange Agreement, among other things, Battery agreed that, to the extent we issue convertible senior notes (the “Notes”), all outstanding shares of Series B-2 Preferred Stock will be exchanged for the Notes simultaneously with the issuance of the Notes in an amount which equals the sum of (a) any and all accrued and unpaid dividends on the Series B-2 Preferred Stock and (b) the aggregate Series B-2 Original Issue Price, defined in our Certificate of Designation of Series B-2 Preferred Stock as a purchase price equal to $2.25 per share.

Series B Preferred Stock Conversion Agreement and Series B Warrant Exercises

On October 24, 2008, we entered into agreements with the holders of a majority (the “Majority Holders”), including Battery, of our Series B Preferred Stock, pursuant to which, among other things, the Majority Holders have agreed:

•
that no outstanding warrants to purchase shares of Series B Preferred Stock (“Series B Warrants”) may be exercised by the Majority Holders, unless the only holder of Series B Preferred Stock and Series B Warrants that has not signed an agreement to refrain from exercising its Series B Warrant (the “Series B Minority Holder”) exercises its Series B Warrant, in which case, the Majority Holders may exercise their Series B Warrants, but only up to an amount proportional to the amount of the Series B Warrant exercised by the Series Minority Holder;

•	to convert their shares of Series B Preferred Stock into common stock; and

•
as the Majority Holders of the Series B Preferred Stock, to cause the conversion of all outstanding shares of Series B Preferred Stock into shares of the Company’s common stock on February 17, 2009 (the first business day after all the Series B Warrants expire), to the extent such shares of Series B Preferred Stock have not been converted into common stock pursuant to an agreement.

Voting Agreements

In addition, holders of approximately 31.13% of our voting stock, including Battery and Messrs. Khan and Garg, have agreed to vote for certain corporate actions necessary to effectuate a proposed offering. To the extent we issue Notes (as defined under October 24, 2008 Exchange Agreement) this percentage will increase due to anti-dilution adjustments made to the Series B Preferred Stock, which vote on an as-converted basis.

Review and Approval of Related-Party Transactions

Pursuant to NASDAQ Marketplace Rule 4350(h) and the charter of our audit committee, the audit committee is responsible for reviewing and approving all related-party transactions, defined as those transactions required to be disclosed under Item 404(a) of Regulation S-K.

On occasion, the board of directors has delegated the authority to review and approve certain related-party transactions to a Special Committee in lieu of the audit committee. The Special Committee has approved transactions as follows:

•	On June 6, 2008, the Special Committee approved the issuance of the June 9th Notes and the June 9th Warrants;

•
On June 30, 2008, the Special Committee approved (i) Battery’s purchase from us of our Series B-2 Preferred, (ii) the prepayment and cancellation of the June 9th Notes and the June 9th Warrants and (iii) our entrance into the Consulting Agreement with the Consultant; and

•	On July 10, 2008, the Special Committee approved Battery’s purchase of the July 10th Notes and July 10th Warrants.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

Bagell, Josephs, Levine & Company, L.L.C. was our independent registered public accounting firm that audited our financial statements for the fiscal years ended June 30, 2008 and June 30, 2007. We have selected Bagell, Josephs, Levine & Company, L.L.C. as our independent registered public accounting firm for the first three quarters of the fiscal year ending June 30, 2009. The aggregate fees billed by Bagell, Josephs, Levine & Company, L.L.C. for the fiscal years ended June 30, 2008 and 2007 are as follows:

	Fiscal Year Ended June 30,
	2008	2007

Audit fees (a)	$452,588	$224,143
Audit-related fees (b)	19,420	0
Total audit and audit-related fees	472,007	224,143

Tax fees (c)	22,662	8,691
All other fees	0	0

Total	$494,670	$232,834

(a)
Audit fees include amounts billed to us related to annual financial statement audit work, reviews of our quarterly financial statements, comfort letters and advice provided on accounting matters that arose in connection with audit services. Approximately $161,474 of the audit fees incurred in fiscal year 2008 represent recurring and nonrecurring services associated with the Sarbanes-Oxley Section 404 internal control audit.

(b)	The audit-related fees include principally amounts billed to us related to due diligence.

(c)	Tax fees include amounts billed to us primarily for tax planning and consulting, tax compliance and preparation and review of tax returns.

Audit Committee Pre-Approval Policy

In accordance with our audit committee charter, prior to services being rendered, the audit committee reviews and pre-approves both audit and non-audit services, including tax services, to be provided by our independent auditors. Pursuant to our audit committee charter, the authority to grant pre-approvals may be delegated to one or more designated members of the audit committee whose decisions will be presented to the full audit committee at its regularly scheduled meeting.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(3)	Exhibits

EXHIBIT INDEX

*	31.1	Certification of Edwin J. McGuinn, Jr., Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of Jonathan Coblentz, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 28, 2008
Date

/s/ Edwin J. McGuinn, Jr.

Edwin J. McGuinn, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

October 28, 2008	/s/ Edwin J. McGuinn, Jr.
Date	Edwin J. McGuinn, Jr.
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

October 28, 2008	/s/ Jonathan Coblentz
Date	Jonathan Coblentz
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

October 28, 2008	/s/ Raza Khan
Date	Raza Khan
Co-President and Director

October 28, 2008	/s/ Vishal Garg
Date	Vishal Garg
Co-President and Director

October 28, 2008	/s/ Richmond T. Fisher
Date	Richmond T. Fisher
Director

October 28, 2008	/s/ C. David Bushley
Date	C. David Bushley
Director

October 28, 2008	/s/ Michael M. Brown
Date	Michael M. Brown
Director

October 28, 2008	/s/ Sunil Dhaliwal
Date	Sunil Dhaliwal
Director

October 28, 2008	/s/ Andrew Mathieson
Date	Andrew Mathieson
Director

October 28, 2008	/s/ Gregory N. Elinsky
Date	Gregory N. Elinsky
Director