Form 10-Q
period 2008-09-30
MRU HOLDINGS INC
filed 2008-11-10
CIK 1145202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

☐ Large accelerated filer       ☑ Accelerated filer       ☐ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of November 7, 2008 was 31,721,174 shares.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 (Unaudited) AND JUNE 30, 2008 (Audited)
(Dollars in Thousands)

ASSETS

	September 30,	June 30,
	2008	2008
	(unaudited)	(audited)
ASSETS:
Cash and cash equivalents	$7,814	$10,216
Restricted cash	46,246	2,398
Accounts receivable	1,382	1,990
Private student loans receivable, held for investment (net of allowance for losses of $5,595)	176,372	-
Private student loans receivable, held for sale, lower of cost or market (net of valuation reserve of $3,780 and Lower of Cost or Market adjustment of $13,713)	-	122,128
Federally insured student loans receivable, held for sale, lower of cost or market	35,029	35,374
Accounts receivable from securitizations	-	4,093
Derivative asset	1,228	-
Original issue and other debt discounts	22,318	1,107
Fixed assets, net of depreciation	2,369	2,685
Security deposits	1,002	999
Intangible assets, net of amortization	1,931	2,100
Goodwill	5,803	5,803
Investment in Education Empowerment Fund I, LLC	1,001	1,001
Due from affiliates	-	157
Deferred financing fees, net of amortization	699	1,108
Prepaid expenses and other assets	7,654	4,158

TOTAL ASSETS	$310,848	$195,317

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES:
Accounts payable	$11,077	$6,750
Accrued expenses	5,310	2,812
Accrued payroll	1,169	899
Client deposits	1,093	1,121
Deferred contract revenue	4,240	3,564
Notes payable - Doral Bank FSB NY	191	5,523
Notes payable - Merrill Lynch	34,820	121,891
Notes payable - DZ	95,047	38,760
Senior Secured Notes	11,200	11,200
Asset Backed Notes	140,894	-
Convertible Notes (net of $2,841 of debt discount)	16,129	-
Deferred origination fee revenue	8,911	6,132
Obligations under capital lease	571	623
Other liabilities	1,192	1,582

Total Liabilities	331,844	200,857

STOCKHOLDERS' (DEFICIT)
Preferred Stock, Series B, $.001 par value; 12,000,000 shares authorized 8,506,724 shares issued and outstanding as of September 30, 2008 and June 30, 2008	9	9
Preferred Stock, Series B-2, $.001 par value; 2,500,000 shares authorized 2,197,109 shares issued and outstanding as of September 30, 2008 and June 30, 2008	2	2
Common Stock, $.001 par value; 200,000,000 shares authorized, 31,721,174 shares issued and outstanding as of September 30, 2008 and June 30, 2008	32	32
Additional paid-in capital	150,719	147,124
Accumulated deficit	(171,758)	(152,707)

Total Stockholders' (Deficit)	(20,996)	(5,540)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$310,848	$195,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)
(Dollars in thousands-except per share data)
	Three Months Ended
	September 30,
	2008	2007

Interest Income:
Loan portfolio interest income - private student loans	$3,748	$722
Loan portfolio interest income - federal student loans	480	164
Origination fee revenue - private loans	44	-
Interest Income - Residual Interest	208	339
Other Interest income	262	103
Total interest income	4,742	1,328

Interest Expense:
Facility interest and origination bank costs	1,670	990
Interest Expense - asset backed notes	2,365	-
Other Interest expense	1,243	5
Total interest expense	5,278	995

Net Interest Income (Loss)	(536)	333

Provision for loan losses - private student loans	2,058	-
Valuation reserve provision - private student loans	-	2,092
Net interest income after valuation provision	(2,594)	(1,759)

Non-interest income
Securitization income/(loss), net	(4,302)	4,066
Derivative (losses)	(122)	-
Subscription and service revenue	1,573	1,402
Origination processing fees	56	340
Master oversight fee	32	26
Other non-interest income (loss)	(1,502)	1
Total non-interest income (loss)	(4,265)	5,835

Non-interest expense:
Corporate general and administrative expenses	2,983	4,065
Sales and marketing expenses	1,870	5,643
Operations expenses	779	1,709
Technology development	1,163	1,081
Referral marketing costs	414	416
Consulting and hosting	52	43
Cost of subscription and service revenue	720	394
Servicing and custodial costs	192	82
Legal expenses	1,067	185
Other operating expenses	1,603	178
Depreciation and amortization	868	352
Total non-interest expense	11,711	14,148

(Loss) before provision for income taxes	(18,570)	(10,072)

Provision for income taxes	-	-

Net (Loss)	$(18,570)	$(10,072)

Preferred Stock Dividends	(481)	(730)

Net (loss) applicable to common shares	$(19,051)	$(10,802)

Net (Loss) per basic and diluted shares	$(0.60)	$(0.42)

Weighted average number of common shares outstanding	31,721,174	25,831,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)
(Dollars in Thousands)

	Three Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(18,570)	$(10,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	868	352
Increase in stock options outstanding - options expense	476	1,052
(Decrease) in stock options outstanding - options exercise	-	(285)
(Increase) in tax provision valuation stock options outstanding	(162)	(358)
Accretion of interest income on A/R from securitization	(208)	(339)
Impairment loss - A/R from securitization	4,302	-
Unrealized losses on derivative asset	122	-
Accretion of original issue and other debt discounts	468	-
Increase in allowance for loan losses - private student loans	2,058	-
Increase in valuation reserve - private student loans	-	2,092
(Decrease) in valuation reserve - private student loans sold in securitization	-	(812)
(Decrease) in valuation reserve - private student loans charged-off	(243)	(671)

Changes in assets and liabilities
Decrease/(Increase) in accounts receivable	608	(767)
(Increase) in restricted cash	(43,848)	(422)
(Increase)/Decrease in prepaid expenses and other current assets	(3,247)	210
(Increase) in derivative asset	(1,350)	-
(Increase)/Decrease in due from affiliates	(23)	755
Decrease in goodwill	-	72
(Increase) in security deposits	(4)	(37)
(Increase) in private student loans receivable, hold to maturity	(55,844)	-
(Increase) in private student loans receivable, held for sale	-	(72,356)
(Increase) in federal student loans receivable, held for sale	(86)	(10,036)
Sale of private student loans receivable into securitization	-	32,474
Increase in accounts payable and accrued expenses, and other liabilities	6,065	2,196
Increase in accrued payroll	270	177
Increase in deferred contract revenue	677	1,454
(Increase) in client deposits	(28)	(260)
Increase in deferred origination fee revenue	3,210	1,988

Total adjustments	(85,919)	(43,521)

Net cash (used in) operating activities	(104,489)	(53,593)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(56)	(548)
(Increase) in receivables from securitizations	-	(1,973)
(Increase) in Education Empowerment Fund I, LLC	-	(348)

Net cash (used in) investing activities	(56)	(2,869)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in advances - originating loan program agreements	57,548	71,404
(Decrease) due to repayments - originating loan program agreements	(62,880)	(68,666)
Increase in advances - Merrill Lynch credit facility	1,284	87,114
(Decrease) due to repayments - Merrill Lynch credit facility	(88,355)	(32,712)
Increase in advances - DZ credit facility	56,287	-
Proceeds from issuance of asset backed notes	122,997	-
Proceeds from issuance of convertible notes	15,250	-
Proceeds from conversion of warrants and options	-	1,140
Increase in deferred tax due to stock options outstanding	162	358
Increase in obligation under capital lease agreement	(52)	-
Cash used in other financing activities	(98)	-

Net cash provided by financing activities	102,143	58,638

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,402)	2,176

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,216	11,605

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,814	$13,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	5,279	994
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Accrued Series B stock dividends	$481	$730

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRU HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

MRU Holdings, Inc. (the “Company”) was incorporated in Delaware on March 2, 2000. On July 6, 2004, the Company changed its name to MRU Holdings, Inc. On May 20, 2005, the Company’s board of directors approved a change in the Company’s fiscal year end from December 31 to June 30.

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

Basis of Presentation

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s June 30, 2008 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Student Loans Receivable

If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and therefore carried at amortized cost. Any loans held for sale are carried at the lower of cost or market. In the past, the Company has securitized certain private student loans. In the future, the Company may sell or securitize its private student loans if it is able to. It is only when the Company has selected the loans to securitize and that securitization transaction qualifies as a sale under SFAS No. 140 that the Company has made the decision to sell such loans. At that time, the loans selected are transferred into the held-for-sale classification and carried at the lower of cost or market.

Allowance for Loan Losses/Valuation Reserve - Student Loans Receivable

The Company’s private student loans receivable portfolio is held for investment and valued at its cost basis. The Company’s federally insured student loans receivable portfolio is held for sale and valued at the lower of cost or market. The Allowance for Loan Losses (the “Allowance”) represents management’s estimate of expected losses on these student loans receivable portfolios. This evaluation process is subject to numerous estimates and judgments. The Company evaluates the adequacy of the Allowance on its federally insured loans receivable portfolio separately from its private student loans receivable portfolio.

In determining the adequacy of the Allowance for the private student loans receivable portfolio, the Company considers several factors including: United States Department of Education’s cohort default rates for Title IV post-secondary educational institutions (adjusted for particular characteristics of individual borrowers including the university attended, program of study, academic progress in the current or prior program of study, and current or prior employment history), portfolio loan performance of those loans in repayment versus those in nonpayment status, and portfolio delinquency and default performance. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future Allowance.

The Allowance is maintained at a level management believes is adequate to provide for estimated possible credit losses inherent in the student loan receivable portfolio. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes.

As of September 30, 2008, the Company maintained $5,595,000 as an Allowance for its private student loans receivable, representing an additional provision of $2,058,000 and reductions of $243,000 due to charge-offs compared to June 30, 2008.

The Company places a private student loan receivable on nonaccrual status and charges off the loan when the collection of principal and/or interest is 180 days past due or if the Company learns of an event or circumstance which in the Company’s judgment causes the loan to have a high probability of nonpayment, even before the collection of principal and/or interest is 180 days past due. The Company’s third party servicers work with borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the Company and accepted by the third party servicers that is consistent with established loan program servicing procedures and policies. Loans granted deferment or forbearance will likely cease principal and/or interest repayment, although these loans will continue to accrue interest. The Company works with the servicer in identifying borrowers who may be delinquent on their loans due to misinformation (students frequently change addresses) or availing the student borrower deferment or forbearance. The Company actively manages its servicing and collection process to optimize the performance of its student loans receivable portfolios. For the three months ended September 30, 2008, the Company recorded charge-offs and placed on non-accrual loans totaling $243,000.

An analysis of the Company’s Allowance is presented in the following table for the three months ended September 30, 2008:

Three Months Ended September 30, 2008
Balance at beginning of period	$3,780,481
Allowance increase/(decrease)
Federally insured loans	0
Private student loans	2,057,707
Total Allowance change	2,057,707

Charge-offs net of recoveries
Federally insured loans	0
Private student loans	(243,090)
Net Charge-offs	(243,090)

Loans sold into securitization	0

Balance at end of period	$5,595,098
Private student loan Allowance as a percentage of the private student loans receivable portfolio	3.07%

For the three months ended September 30, 2008, the Company disbursed approximately $0.39 million in loans under the U.S. Department of Education’s Federal Family Education Loan Program (“FFELP”) provisions. The amount of Allowance for this portfolio is zero as the risk of loss is de minimus.

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

For the three months ended September 30, 2008, the Company accrued $3,748,000 in loan portfolio interest income on its private student loans, $44,000 in origination fee revenue on its private student loans, $480,000 in loan portfolio interest income on its federal student loans, $208,000 in interest income on the residual interest from its June 2007 securitization, and $262,000 of other interest income.

For the three months ended September 30, 2007, the Company accrued $722,000 in loan portfolio interest income on its private student loans, deminimus origination fee revenue on its private student loans, $164,000 in loan portfolio interest income on its federal student loans, $339,000 in interest income on the residual interest from its June 2007 securitization, and $103,000 of other interest income.

Interest Expense

For the three months ended September 30, 2008, the Company incurred $1,670,000 in credit facility interest and originating bank costs related to its student loan receivables portfolios, $2,365,000 in interest expense on the asset backed notes, and $1,243,000 in other interest expense which includes interest on the Senior Secured Notes and the Convertible Notes.

For the three months ended September 30, 2007, the Company incurred $990,000 in credit facility interest and originating bank costs related to its student loan receivables portfolios and $5,000 in other interest expense.

Non-Interest Income

The Company recognizes revenues from license/subscription fees for web-based services over the life of the contract, which is typically one to three years. The Company recognizes revenue from transaction processing fees, such as web-based school admissions applications, as the transactions are completed.

For the three months ended September 30, 2008, the Company recognized $(4,302,000) in securitization income (net of impairment write-downs of the Company’s residual interest in its securitization trust) from the sale of loans into its securitization trust, $(122,000) from derivative losses, $1,573,000 from subscription and service revenue, $56,000 from origination processing fees for originating Preprime™ loans on behalf of Education Empowerment Fund I, LLC (f/k/a Achiever Fund I, LLC) (“EEF I, LLC”), $32,000 in master oversight fees for managing the Preprime™ portfolio on behalf of EEF I, LLC, and $(1,502,000) in other non-interest income.

For the three months ended September 30, 2007, the Company recognized $4,066,000 in securitization income (net of impairment write-downs of the Company’s residual interest in its securitization trust) from the sale of loans into its securitization trust, $1,402,000 from subscription and service revenue, $340,000 from origination processing fees for originating Preprime™ loans on behalf of EEF I, LLC, $26,000 in master oversight fees for managing the Preprime™ portfolio on behalf of EEF I, LLC, and $1,000 in other non-interest income.

Non-Interest Expense

The Company includes as costs of revenues all direct costs related to the production of the various revenue streams of the Company’s business.

For the three months ended September 30, 2008, the Company incurred $2,983,000 in corporate, general and administrative expenses, $1,870,000 in sales and marketing expense, $779,000 in operations expense, $1,163,000 in technology development, $414,000 in referral marketing costs related to the generation of the Company’s private student loans and admission application service business, $52,000 in consulting and hosting costs for the scholarship search and college application products, $720,000 in cost of subscription and service revenue related to college application products, $192,000 in student loan servicing and custodial costs, $1,067,000 in legal expenses, and $1,603,000 in other operating expenses.

For the three months ended September 30, 2007, the Company incurred $4,065,000 in corporate, general and administrative expenses, $5,643,000 in sales and marketing expense, $1,709,000 in operations expense, $1,081,000 in technology development, $416,000 in referral marketing costs related to the generation of the Company’s private student loans and admission application service business, $43,000 in consulting and hosting costs for the scholarship search product, $394,000 in cost of subscription and service revenue related to college application products, $82,000 in student loan servicing and custodial costs, $185,000 in legal expenses, and $178,000 in other operating expenses.

Cash and Cash Equivalents/Restricted Cash

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances (totaling $54,060,000 and $12,614,000 at September 30, 2008 and 2007 respectively) at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2008 and June 30, 2008, the Company’s uninsured cash balances total $50,016,000 and $10,470,000, respectively.

Included in cash and cash equivalents are restricted cash deposits that are not readily available to the Company for working capital purposes. At September 30, 2008 and June 30, 2008, the Company’s restricted cash balances were $46,246,000 and $2,398,000, respectively.

Security Deposits

As of September 30, 2008 and June 30, 2008, the Company had $1,002,000 and $999,000, respectively, in security deposits held and controlled by other parties to secure lease agreements the Company has for office space and facilities, on deposit with the SEC for future filings, and on deposit related to servicing agreements.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Computer network equipment	3 Years
Leasehold improvements	3 Years
Furniture and fixtures	3 Years

Derivatives

The Company accounts for its derivative, which currently consist of an interest rate floor executed in connection with the Company’s 2008 securitization, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that every derivative instrument be recorded at fair value on the balance sheet as either an asset or a liability. The Company’s interest rate floor is not considered to be a hedge under SFAS No. 133. This derivative is classified as “trading” for GAAP purposes and as a result it is recorded as mark-to-market through GAAP earnings.

Investment in Education Empowerment Fund I, LLC (f/k/a Achiever Fund I, LLC) (“EEF I, LLC”)

On April 18, 2006, the Company entered into a definitive agreement with a consortium of European financial institutions with significant experience in consumer lending and specialty financial products to support the launch and origination of Preprime™ student loans. These private student loans address the market of high academic achievement post-secondary school borrowers who are currently unable to meet traditional private student loan underwriting criteria, e.g. thin or no credit history, insufficient earnings history, etc. Through its wholly-owned subsidiary Education Empowerment Funding, LLC, the Company is both the managing member and a minority investor in EEF I, LLC. As of September 30, 2008, the Company’s investment percentage in EEF I, LLC was less than five (5%) percent.

On April 27, 2007, Education Empowerment SPV, LLC, (“EE SPV”), a wholly-owned, special purpose subsidiary of EEF I, LLC, entered into a $100 million revolving credit facility for the origination and funding of Preprime™ student loans with an asset backed commercial paper conduit managed by DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main (“DZ Bank”). The facility matures in April 2012. The proceeds from the initial draw down on the facility were used to return a significant portion of invested capital to EEF I, LLC’s members. The line of credit expands the capacity of the fund to acquire Preprime™ student loans originated by the Company. The line of credit is solely an obligation of the fund. There is no recourse to the Company.

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

On November 9, 2007, the revolving credit facility with an asset backed commercial paper conduit managed by DZ Bank AG was amended and restated, increasing the facility from $100 million to $200 million. As it relates to the Preprime™ lending business conducted in separate Series A, the amendment and restatement established a maximum borrowing limit of $150 million. However, since September 8, 2008, we have been unable to use this revolving credit facility (see Note 11 - Credit Line with DZ Bank AG’s Conduit).

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

On July 10, 2008, the Company completed its second securitization of private student loans. In order to meet investor demand, a portion of the notes issued by the securitization trust were fixed-rate notes; the remaining notes were floating rate notes indexed off of 3-month LIBOR. Because the Company’s assets are floating rate, the Company believed that in structuring the transaction it was prudent to provide for the possibility of in the future acquiring on behalf of the trust derivative contracts in order to hedge the basis risk between the floating rate assets and the fixed rate liabilities. Because of this element of control retained by the Company, the July 2008 securitization does not meet the standards for deconsolidation as outlined in SFAS No. 140, and the transaction is accounted for as a financing whereby the private student loans securitized remain on the Company’s balance sheet and the asset backed notes issued are recorded as liabilities.

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

The Company recognizes the resulting gain or loss on student loan securitizations in the condensed consolidated statement of operations. This gain or loss is based upon the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The component in determining the fair value of the assets received that involves the most judgment is the residual interest. The Company estimates the fair value of the residual interest, both initially and each subsequent quarter, based on the present value of future expected cash flows using management’s best estimates of the following key assumptions — defaults, recoveries, prepayment speeds, interest rates on the asset backed bonds, and discount rates commensurate with the risks involved. Quoted market prices are not available for the residual interest.

The Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” on January 1, 2008. In adopting SFAS No. 159, the Company elected the fair value option on its residual interests effective January 1, 2008. Prior to this election, the Company accounted for its residual interests as available-for-sale securities, recording interest income, and periodically evaluating for other than temporary impairment in accordance with EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets. Adoption of SFAS No. 159 did not have an impact to the Company’s Condensed Consolidated Financial Statements, as the residual interest was other than temporarily impaired as of June 30, 2008 and therefore recorded at fair value as of June 30, 2008, under EITF Issue No. 99-20.

For the three months ended September 30, 2008, the Company recorded $4,302,000 in securitization losses. Interest income accreted on the residual interest for the three months ended September 30, 2008 was $208,000.

For the three months ended September 30, 2007, the Company recorded $4,066,000 in securitization income from the sale of additional private student loans to the June 2007 securitization trust. Interest income accreted on the residual interest for the three months ended September 30, 2007 was $339,000.

Income Taxes

The income tax benefit is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Sales and Marketing

The Company expenses the costs associated with sales and marketing as incurred. Sales and marketing expenses for both the Company's student loan and admission application lines of business, included in the statements of operations for the three months ended September 30, 2008 and 2007 were $1,870,000 and $5,643,000, respectively.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS for the three months ended September 30, 2008 and September 30, 2007:

	September 30, 2008	September 30, 2007

Net (loss) applicable to common shares	$(19,051,000)	$(10,802,000)
Weighted-average common stock
Outstanding (Basic)	31,721,000	25,831,000
Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-
Weighted-average common stock outstanding (Diluted)	31,721,000	25,831,000

For September 30, 2008 and 2007, warrants (10,381,829 and 6,381,673, respectively) were not included in the computation of diluted EPS because inclusion would have been antidilutive. For September 30, 2008 and 2007, options (7,179,978 and 5,597,192, respectively) were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Financial Instruments Disclosures of Fair Value

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Instruments (“FAS 107”) requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities. The estimates of fair value of financial instruments are summarized as follows:

Carrying amounts approximate fair value

	September 30, 2008 (unaudited)	June 30, 2008 (audited)
Cash	$7,814,000	$10,216,000
Restricted Cash	46,246,000	2,398,000
Accounts Receivable	1,382,000	1,990,000
Private student loans receivable, held for sale, lower of cost or market (1)	—	115,996,000
Federal student loans, held for sale	35,029,000	35,374,000
Investment in EEF I, LLC	1,001,000	1,001,000
Derivative asset	1,228,000	0
Accounts Payable	11,077,000	6,750,000
Notes Payable - Doral Bank	191,000	5,523,000
Notes Payable - Merrill Lynch	34,820,000	121,891,000
Note Payable - DZ Bank	95,047,000	38,760,000
Asset Backed Notes	140,894,000	—
Senior Secured Notes	11,200,000	11,200,000
Accounts Receivable from Securitizations	0	4,093,000

(1)  As of June 30, 2008, private loans receivable is net of $3,780,000 valuation reserve, $6,132,000 deferred origination fees and $13,713,000 lower of cost or market adjustment

The fair value of the accounts receivable from securitizations is internally calculated by discounting the projected cash flows to be received over the life of the trust. In projecting the cash flows to be received, the primary assumptions the Company makes relate to prepayment speeds, default and recovery rates, and cost of funds. These assumptions are developed internally. See Note 19 - Securitizations Qualifying for Sale Treatment, for further discussions regarding these assumptions. Carrying values approximate fair value for the other listed assets and liabilities because of their short time to realization.

Assets with fair values less than carrying amounts

	September 30, 2008 (unaudited)
	Carrying Value	Fair Value
Private student loans receivable, held for investment (2)	$167,461,000	$148,343,000

(2)  As of September 30, 2008, private loans receivable is net of $5,595,000 allowance for loan losses and $8,911,000 deferred origination fees.

The Company determined the fair value of its student loans receivable through a net present value analysis on an individual loan basis. This analysis considered the United States Department of Education’s cohort default rates for Title IV post-secondary educational institutions, the borrower’s program of study, the borrower and co-borrower’s credit quality, the individual terms of the loan, and estimated prepayment and recovery rates. As of September 30, 2008, the approximate 11% decrease in fair value under the carrying value, which is the Company’s cost, results from this net present value modeling of future cash flows from the borrowers servicing these loans tempered by all of the above factors. The Company believes that this reduction in fair value will be temporary.

Stock Based Compensation

At September 30, 2008, the Company had two stock-based compensation plans, the 2004 Incentive Plan and the 2005 Consultant Incentive Plan. During the quarter ended December 31, 2005, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement 123(R), Share-Based Payments (“FAS 123R”). FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to employees to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The Company recognized $484,000 in stock based compensation expense for the three months ended September 30, 2008.

The Company recognized $960,000 in stock based compensation expense for the three months ended September 30, 2007.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.   The statement requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact of this statement on its financial statements.

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

On July 1, 2008 (the first day of fiscal 2009), the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The Company elected the fair value option for its residual interests (see Note 2 Summary of Significant Accounting Policies – Retained Interests in Securitizations). The Company has not elected the fair value option for any other financial instruments at this time. The new standard did not impact the Company's Condensed Consolidated Financial Statements.

Reclassification

Certain amounts in the September 30, 2007 and June 30, 2008 financial statements have been reclassified to conform to the September 30, 2008 presentation. There was no effect on net loss for the periods.

NOTE 3 -	STUDENT LOAN RECEIVABLES

Student loan receivables are private and federally insured student loans made to post-secondary and/or graduate students pursuing degree programs from selective colleges and universities in the United States and abroad.  Private student loans are not guaranteed by any governmental entity and are unsecured consumer debt.  Interest accrues on these loans from date of advance, with the interest rate dependent on the loan’s pricing tier as determined during underwriting and the student borrower’s choice of repayment option (deferred, interest payment only, and principal and interest payment).

The Company structures, markets, and performs all or substantially all aspects of student loan origination, including underwriting and verification, for its student loan programs.  All the private student loans are then disbursed by Doral Bank, FSB (the “Bank”), a federally-chartered savings bank, pursuant to origination agreements with the Company’s wholly owned subsidiaries.  The Company then purchases the loans from the Bank through one of its special purpose funding subsidiaries or affiliates pursuant to purchase agreements that exist with the Bank as described below.  These private student loans are purchased with funds borrowed from one of the Company’s warehouse loan facilities and with its or its affiliates’ equity capital.

MRU Lending, Inc. (“MRUL”), MRU Funding SPV, Inc. (“MRUF”) and MRU Originations, Inc. ("MRUO”) have loan purchase agreements with the Bank. Through November 30, 2005, MRUL had a loan purchase agreement with Webbank, a Utah state chartered financial institution and a wholly owned subsidiary of WebFinancial Corporation.

The Company has previously securitized its private student loans and may choose to do so in the future if it has market access. Prior to July 1, 2008, the Company’s intent was to sell or securitize all its private student loan originations. The Company completed a securitization of approximately $97 million of its private student loans on July 10, 2008. The transaction did not qualify for sale treatment under SFAS No. 140 and the private student loans transferred to the securitization trust remain on the Company’s balance sheet, as do the Asset Backed Notes issued in the transaction and certain of the trust’s cash accounts. Because these loans are now in a securitization trust structure, they have to be held to maturity. The remainder of the private student loans that are on the Company’s balance sheet are financed through the DZ Bank Facility which has a maturity date of April 2012, subject to standard covenants and events of default. For the foreseeable future, it is management’s intent to hold these loans. Accordingly, on July 1, 2008, the Company transferred all of its private student loans from available for sale to held to maturity. The transfer was done at the lower of cost or market. A discount of approximately $13.7 million, representing the difference between cost and market, was recorded. This discount will be amortized into interest income over the life of the loans on a level yield basis. For the three months ended September 30, 2008, the Company amortized approximately $0.2 million of this discount into interest income.

Prior to September 5, 2008, when the Company paused its origination of private student loans, the Bank loan program was secured by approximately $3 million invested in seven-day certificates of deposit held at the Bank, with assignment rights to the Bank.  The Bank also has the right to offset amounts due under the loan program against origination fees payable to MRUL and MRUF.

Through September 30, 2008, the Company purchased the following private student loan volumes through its various subsidiary loan programs. All loans purchased through these loans programs are purchased at par, i.e. no discount, and without recourse or redemption features available to the Bank.

•	The Bank-MRUL loan program purchased approximately $18.5 million in private student loans.

•	The Bank-MRUF loan program purchased approximately $246.5 million in private student loans.

•	The Bank-MRUO loan program purchased approximately $99.2 million in private student loans.

•	The Webbank-MRUL loan program purchased approximately $1.5 million in private student loans.

The Company has retained servicing rights on the loans purchased under its various subsidiary loan programs and has outsourced the servicing function to a third party, who remits funds collected to us along with monthly activity reports.

On September 5, 2008, the Company paused its origination activities. The Company will not be able to originate new loans until it raises additional equity capital and/or obtains additional warehouse financing.

NOTE 4 -	FIXED ASSETS

Fixed assets consist of the following at September 30, 2008 and June 30, 2008:

	September 30, 2008 (unaudited)	June 30, 2008 (audited)

Computer network equipment	$3,798,156	$3,823,744
Furniture and fixtures	92,332	92,332
Leasehold improvements	317,065	317,065
	4,207,553	4,233,141
Less: accumulated depreciation	(1,838,142)	(1,547,590)

Total fixed assets	$2,369,411	$2,685,551

Depreciation expense for the three months ended September 30, 2008 and 2007 was $290,552 and $173,060, respectively.

NOTE 5 -	INTANGIBLE ASSETS

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

As of September 30, 2008, the unaudited book value and accumulated amortization of the Company’s intangible assets follows:

Intangible Asset	Gross Carrying Amount	Accumulated Amortization

Customer Contracts	$1,500,000	$593,750
Trademarks & Technology	1,000,000	316,667
Non-compete Agreement	500,000	158,333
Scholarship Resource data	148,440	148,440

TOTAL	$3,148,440	$1,217,190

As of June 30, 2008, the audited book value and accumulated amortization of the Company’s intangible assets follows:

Intangible Asset	Gross Carrying Amount	Accumulated Amortization

Customer Contracts	$1,500,000	$500,000
Trademarks & Technology	1,000,000	266,667
Non-compete Agreement	500,000	133,333
Scholarship Resource data	148,440	148,440
TOTAL	$3,148,440	$1,048,440

Amortization expense for the three months ended September 30, 2008 and 2007 was $168,750 and $181,120, respectively.

The following table summarizes the estimated amortization expense relating to the Company’s intangible assets for the next five fiscal years:

2009	$675,000
2010	$675,000
2011	$550,000
2012	$200,000
2013	$0

A non-cash adjustment of $72,000 was made to the purchase price of the TPR transaction during the three months ended September 30, 2007, reducing the purchase price and the related goodwill.

NOTE 6 -	DERIVATIVES

In connection with the Company’s 2008 securitization of its private student loans, the Company purchased an interest rate floor to hedge its basis risk exposure to a portion of the Asset Backed Notes which are fixed rate; the Company’s private student loans are floating rate, indexed off of LIBOR. As of September 30, 2008, the interest rate floor has a notional value of $25 million. Over time the notional value declines according to a set schedule through July 2026. As of September 30, 2008, the interest rate floor has a market value of $1,228,000. The Company recorded $122,000 in unrealized losses for the three month period ended September 30, 2008 in connection with a decline in the value of the interest rate floor.

NOTE 7 -	FAIR VALUE MEASUREMENTS

The Company uses estimates of fair value as defined by SFAS No. 157 in applying various accounting standards for its financial statements. Under GAAP, fair value measurements are used in one of four ways:

• In the condensed consolidated balance sheet with changes in fair value recorded in the condensed consolidated statement of operations;
• In the condensed consolidated balance sheet with changes in fair value recorded in the other comprehensive income section of stockholders’ equity;
• In the notes to the financial statements as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”; and
• In the condensed consolidated balance sheet for instruments carried at lower of cost or market with impairment charges recorded in the condensed consolidated statement of operations.

Fair value under SFAS No. 157 is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for the Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

Under SFAS No. 157, the Company categorizes its fair value estimates based on a hierarchal framework associated with three levels of price transparency utilized in measuring financial instruments at fair value.

Classification is based on the lowest level of input that is significant to the fair value of the instrument. The three levels are as follows:

• Level 1— Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The types of financial instruments included in level 1 are highly liquid instruments with quoted prices.

• Level 2— Inputs other than quoted prices for identical instruments in active markets are used to model fair value. Significant inputs are directly observable from active markets for substantially the full term of the asset or liability being valued. Instruments included in the level 2 category include investment securities, short term liquidity investments and a majority of the Company’s over-the-counter derivative contracts.

• Level 3— Pricing inputs significant to the valuation are unobservable. Inputs are developed based on the best information available; however, significant judgment is required by management in developing the inputs. Instruments included in level 3 include residual interests in off-balance sheet securitized loans and derivatives indexed to interest rate indices that do not have active markets.

Derivative Financial Instruments
The Company’s interest rate floor is accounted for at fair value in the financial statements. The Company sets the fair value of the interest rate floor based upon quotes obtained from broker-dealers.

Residual Interests
The residual interests are carried at fair value in the financial statements. No active market exists for student loan residual interests; as such, the fair value is calculated using discounted cash flow models. Observable inputs from active markets are used where available, including yield curves. Significant unobservable inputs such as prepayment speeds, default rates, certain bonds’ costs of funds and discount rates, are used in determining the fair value and require significant judgment. These unobservable inputs are internally determined based upon analysis of historical data and expected industry trends. On a quarterly basis the Company back tests its prepayment speed, default rates and costs of funds assumptions by comparing those assumptions to actuals experienced. Additionally, the Company uses nonbinding broker quotes and industry analyst reports which show changes in the indicative prices of the asset backed securities tranches immediately senior to the residual interest as an indication of potential changes in the discount rate used to value the residual interests. Material changes in these significant unobservable inputs can directly affect income by impacting the amount of unrealized gain or loss recorded in securitization revenue as a result of the adoption of SFAS No. 159. An analysis of the impact of changes to significant inputs is addressed further in Note 19 - Securitizations Qualifying for Sale Treatment. In addition, market transactions are not available to validate the models’ results (see Note 19 - Securitizations Qualifying for Sale Treatment, for further discussion regarding these assumptions).

The following table summarizes the valuation of the Company’s financial instruments that are marked-to-market on a recurring basis in the financial statements as of September 30, 2008.

($’s in Thousands)	Fair Value Measurements on a Recurring Basis as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Assets
Retained interests in off-balance sheet securitized loans	—	—	$0	$0
Derivative instruments	—	$1,228	—	$1,228
Total Assets	—	$1,228	$0	$1,228

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value on a recurring basis during the three and nine months ended September 30, 2008.

($’s in Thousands)	Three Months Ended September 30, 2008
Residual Interests
Balance, beginning of period	$4,093
Total gains / (losses) (realized and unrealized):
Included in earnings	$(4,093)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—
Balance, end of period	$0
Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$(4,093)

NOTE 8 -	PROVISION FOR INCOME TAXES

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

There were no provisions for income taxes for the quarters ended September 30, 2008 and 2007.

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

The Company’s deferred tax asset for which the Company has set aside a valuation allowance at an equal amount, is due primarily to the expected tax benefit of the Company’s net operating losses. To date, the Company’s operations have not generated any federal, state, or local taxes beyond the minimum filing requirements, which cannot and have not been mitigated by operating loss carry forwards. The Company does not have an effective tax rate due to the Company’s lack of taxable profits to-date.

	September 30, 2008	September 30, 2007

Deferred tax assets	$43,155,000	$22,295,000
Less: valuation allowance	(43,155,000)	(22,295,000)

Totals	$-	$-

At September 30, 2008 and 2007, the Company had accumulated net operating loss deficits of $123.3 million and $63.7 million, respectively, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods. Note that the Company’s beneficial conversion features for the Series B Convertible Preferred Stock increases the Company’s accumulated deficit but does not contribute to net operating losses that can be used to offset future taxable income.

NOTE 9 -	STOCKHOLDERS’ EQUITY

Common Stock

There were 200,000,000 shares of common stock authorized, with 31,721,174 shares issued and outstanding at September 30, 2008 and June 30, 2008. The par value for the common stock is $0.001 per share.

There were no options or warrants exercised during the three months ended September 30, 2008.

Series B Convertible Preferred Stock

There were 12,000,000 shares of Series B convertible preferred stock authorized, with 8,506,724 shares issued and outstanding as of September 30, 2008 and June 30, 2008. The par value for this preferred issuance is $0.001 per share.

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

As of September 30, 2008 and June 30, 2008, the balance for the additional paid-in capital account for the beneficial conversion feature for the Series B Convertible Preferred Stock was $15,544,000. The Company will continue to record the beneficial conversion feature for the Series B Convertible Preferred stock for any new issuances or dividends accrued on this instrument.

Series B-2 Convertible Preferred Stock

There were 2,500,000 shares of Series B-2 Convertible Preferred Stock (Series B-2 Preferred) authorized with 2,197,109 shares issued and outstanding as of September 30, 2008 and June 30, 2008.

On June 30, 2008, the Board adopted a resolution creating a series of the Corporation’s preferred stock, par value $0.001 per share, designated as the “Series B-2 Convertible Preferred Stock” (the Series B-2 Preferred”) and authorized the issuance of 2,500,000 shares.  The power, preferences, and rights of the Series B-2 Preferred set forth in the Certificate of Designation of Series B-2 Convertible Preferred Stock of MRU Holdings, Inc. (the “Certificate of Designation”) include dividends, rank, liquidation preference, conversion, optional exchange, voting rights, protective provisions and redemption.

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

ISOs and NQOs are granted at an exercise price not less than their fair value at the date of the grant. Options granted have a maximum term of ten years. Option-vesting periods range from immediate vesting to three years. During the three months ended September 30, 2008, 295,500 options, with a weighted average fair value of $1.08 were granted under the Plan.

The key assumptions for the Black-Scholes valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, forfeiture rate, and exercise price. Many of these assumptions are judgmental and highly sensitive. Following is a table of the key weighted average assumptions used in the valuation calculations for the options granted in the three months ended September 30, 2008 and a discussion of our methodology for developing each of the assumption used in the valuation model.

September 30, 2008
Expected term	6.5 yrs
Expected volatility	65.74%
Risk-free interest rate	3.49%
Dividend yield	0%

At September 30, 2008, there were 434,745 shares available for future grants under the Plan and 1,369,000 shares available for future grants under the 2005 Consultant Incentive Plan.

Expected Term.  This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years.  The Company lacks sufficient historical exercise data that it may rely on to determine expected term for the grants issued through September 30, 2008.  Therefore, the Company relied on the simplified method for expected term as defined by the SEC Staff Accounting Bulletin 107 (SAB 107), where expected term equals the sum of the vesting term and the original contractual term, which is then divided by two.  SAB 107 originally prescribed that the simplified method for estimating expected term would only be available for option grants through December 31, 2007.  In SEC Staff Accounting Bulletin 110 (SAB 110), the SEC staff acknowledged that such detailed information about employee behavior may not be widely available by December 31, 2007, and accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  Due to the limited period of time the Company’s shares have been publically traded through the Nasdaq Global Market, and the lack of related historical exercise date, the Company considers the continued use of the simplified method to be appropriate and consistent with SAB 110.

Expected Volatility . Actual changes in the market value of our stock are used to calculate the volatility assumption. The Company calculated daily market value changes during the period that the grant was issued to determine volatility, which was then annualized. An increase in the expected volatility will increase share-based compensation expense.

Risk-Free Interest Rate . This is the ten-year US Treasury zero coupon bond interest rate posted at the date of grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase share-based compensation expense.

Dividend Yield . This is the annual rate of dividends per share over the exercise price of the option. The Company has no history of paying a dividend, so this has been 0%. An increase in the dividend yield will increase share-based compensation expense.

Forfeiture Rate . This is the estimated percentage of options granted that are expected to be forfeited before becoming fully vested, i.e. service-based awards where the full award does not vest due non-completion of the service by the employee, director, or consultant. This percentage is derived from historical experience. An increase in the forfeiture rate will decrease compensation expense.

Warrants

There were 5,228,657 of common stock warrants issued at a weighted average exercise price of $1.79, during the three months ended September 30, 2008. There were no warrants issued during the three months ended September 30, 2007.

NOTE 10 -	CREDIT LINE WITH MERRILL LYNCH BANK USA (“MLBU”)

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

On September 28, 2007, MRUF and MLBU amended the MRUF warehouse line, effective October 15, 2007, to increase the cost of the warehouse line to market rates and to change the renewal amount to $145 million.

On December 21, 2007, MRUF and MLBU amended the MRUF warehouse line, effective December 24, 2007, extending the term of the facility until July 15, 2008, and established the commitment amount available under the facility as $100 million from the effective date through, but not including January 2, 2008, and $125 million on and after January 2, 2008.

In connection with the December 21, 2007 amendment, the Company issued MLBU a warrant to purchase 200,000 shares of the Company’s common stock at a purchase price of $4.65 per share.  The warrant would have vested on July 14, 2008, if and only if the facility was extended on or before the vesting date, for a minimum of one full year without any reduction in the commitment amount under the facility.

On December 21, 2007, the Company recorded deferred financing fees of $2,224,941 relating to the vesting of warrants previously issued to MLBU in connection with the facility.

On July 10, 2008, MRUF entered into an amendment (the “ML Amendment”) to its Amended and Restated Master Loan Agreement (the “Loan Agreement”) with MLBU. The purpose of the Loan Agreement, when originally signed, was to finance the origination of federally-guaranteed and private student loans in contemplation of the refinancing of these student loans by means of a sale or a securitization transaction. As described below, on July 10, 2008, the Company completed a securitization of its private student loans, as a result of which the outstanding loans under the Loan Agreement that financed private student loans were fully repaid. In addition, pursuant to the ML Amendment, the maturity date of the Loan Agreement (in respect of private student loans) was extended to September 26, 2008 with a new commitment amount of $15.0 million. Pursuant to the ML Amendment, the commitment with respect to federally-guaranteed loans was also extended to September 26, 2008 (unless terminated or further extended prior to such time) at the maximum commitment amount of $36.0 million, which is approximately the amount currently outstanding under the Loan Agreement in respect of federally-guaranteed loans.

On September 15, 2008, MRUF and MLBU further amended the existing facility agreements to extend the maturity date from September 26, 2008 to November 25, 2008.  Additionally, MLBU waived the tangible net worth covenant with respect to the Company, of which the Company would have been in violation absent such waiver, until the earlier of the new maturity date or the date upon which the Company raises at least $10 million of equity.  The amendment to the facility also provided MLBU with the ability to sell the federal loan portfolio financed by the facility at its sole discretion.    If the federal student loan portfolio is sold for proceeds in excess of the amounts due pursuant to the facility then any excess proceeds shall go to MRUF.  In the event that the federal student loans are sold for less than the principal and interest due on the facility, neither MRUF nor the Company would be obligated to pay any deficiency balance with respect to the facility, such amount to be forgiven by MLBU. In such an event, the Company would expect to incur a loss of approximately $0.5 million, representing the excess of the amount at which the federal student loans are recorded on its balance sheet and the amount of outstanding indebtedness under the MLBU facility.

The Company recognized amortization expense associated with all deferred MLBU financing fees of $312,876 and $0 for the three months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, aggregate federal student loans receivable of approximately $35.4 million were pledged as collateral against this credit facility.

Amounts drawn on the line for private loan fundings bear an interest rate of Libor + 400 basis points per annum.  Amounts drawn on the line for federal loan fundings bear an interest rate of Libor + 100 basis points per annum.  A fee of 25 basis points per annum is charged on the amount of unused facility.

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

NOTE 11 -	CREDIT LINE WITH DZ BANK AG’s CONDUIT

On November 9, 2007, the Company obtained additional financing for its private student loan business by amending a loan facility (the “Amended Loan Facility”) under which its affiliate, EE SPV is the borrower. The student loans to be financed under the Amended Loan Facility will be originated pursuant to a Loan Program Agreement between MRUO and the Bank. The student loans will then be purchased from the Bank by EEF I, LLC pursuant to a Loan Sale Agreement and then contributed by EEF I, LLC to EE SPV. The Loan Program Agreement and Loan Sale Agreement are existing agreements which have been effectively supplemented by the Amended Loan Facility in order to provide EE SPV with access to student loans for financing under the Amended Loan Facility. The Amended Loan Facility described above is set forth in the Amended and Restated Receivables Loan and Security Agreement, dated as of November 9, 2007, among EE SPV, Autobahn Funding Company LLC (“Autobahn”), as the lender, DZ Bank, as agent for the lender, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the backup servicer. This agreement was originally entered into by the same parties on April 11, 2007 and initially provided funding only for Preprime™ student loans in which the Company retained less than a 5% equity economic interest due to the participation of third-party investors in EEF I, LLC (see Note 2 - Investment in Education Empowerment Fund I, LLC).

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

On September 17, 2008, EE SPV, as borrower, entered into the Third Amendment and Restatement of the Receivables Loan and Security Agreement (the “Third Amendment ”), dated as of April 11, 2007, with Autobahn, as the lender, DZ Bank, as agent for the lender, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the backup servicer, pursuant to which DZ Bank provides the Company and its affiliate with a $200 million total commitment warehouse loan facility (the “DZ Facility”). The Third Amendment, along with amendments to certain ancillary documents, amended the DZ Facility to:

•	waive through October 31, 2008 the tangible net worth and liquidity ratio covenants with respect to the Company, as the Company would be in violation of these covenants absent such waiver;
•
provide that there will be no more borrowings supported by prime loans until the Company is in compliance with the conditions to the next borrowing including the tangible net worth and liquidity ratio covenants and the outstanding borrowings supported by the prime loans pledged to the facility are paid down to an 89% advance rate, which will be the new advance rate for borrowings supported by prime loans (the Company estimates that, given the current balance of prime loans pledged to the DZ Facility, the requirement to reduce the advance rate from 96.5% to 89% will require the Company to pay approximately $7 million to reduce the outstanding balance of the debt);

•
increase the interest rate that EE SPV must pay on borrowed money under the DZ Facility as follows: (i) for PrePrime TM loans, from a commercial paper rate (the “CP Rate”) plus a margin of 2.25% to the CP Rate plus a margin of 3.75% and (ii) for prime loans, the CP Rate plus a margin of 1.25% to the CP Rate plus a margin of 3.00%;

•	require an increased minimum FICO score for future prime loans funded and increased interest margin for future private student loans funded; and
•	provide that there will be no further fundings of PrePrime™ loans under the DZ Facility, but the financing of existing PrePrime™ loans pledged to the line will remain in place.

On October 31, 2008, the Company and DZ Bank agreed to extend such waiver for the tangible net worth and liquidity ratio covenants through November 15, 2008 (see Note 22 - Subsequent Events).

The Amended Loan Facility terminates on April 11, 2012, unless terminated earlier at EE SPV’s option or as a result of an event of default or similar occurrence. The amount of the total commitment that can be drawn down and remain outstanding at any time depends on a borrowing base calculation, which measures the outstanding balance of the student loans pledged to the lender, less non-performing loans or loans that exceed certain concentration limits. Each student loan that is pledged to the lender is required to meet certain eligibility criteria at the time of pledge.

Amounts drawn on the line for private student loan fundings bear an interest rate of Commercial Paper + 300 basis points per annum.  A fee of 40 basis points per annum is charged against the amount of unused facility.

As of September 30, 2008, the Company through its 100% ownership of Series B of EEF I, LLC obtained approximately $95 million in financing through this line of credit. As of September 30, 2008 aggregate private loan receivables of $98 were pledged as collateral against this credit facility.

The facility provides for events of default typical for an asset backed warehouse line, including, among others: tangible net worth and liquidity ratio tests with respect to the Company, tangible net worth test with respect to EEF I, LLC, collateral performance triggers, insolvency of EEF I, LLC or EE SPV, default by the servicer with respect to its obligation to service the loans, material adverse change occurs with respect to EEF I, LLC or EE SPV, material misstatement with respect to representations and warranties regarding the terms of the student loans being financed, failure by EEF I, LLC or EE SPV to adhere to certain legal covenants, and failure to pay interest or principal when due.  Upon the occurrence of an event of default DZ Bank AG’s conduit may accelerate the debt and, in its sole discretion, can choose to sell the student loans financed in order to repay the amounts due.  The facility is solely an obligation of EE SPV, and there is no recourse to the Company or EEF I, LLC even upon the occurrence of an event of default.

NOTE 12 -	LOAN PROGRAM AGREEMENTS

On July 25, 2005, MRUL, a wholly-owned subsidiary of the Company entered into definitive agreements with the Bank. The agreements provide for the Bank’s disbursement of private student loans to qualified applicants participating in MRUL’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUL or its affiliates and the sale by the Bank and purchase by MRUL of such student loans at par, i.e. no discount, and without recourse. The business purpose of the loan program and loan sale agreements between MRUL and the Bank allow MRUL to purchase student loans originated by a federal savings bank. There are legal and regulatory advantages to MRUL for purchasing loans originated by a federal savings bank that are not otherwise available to MRUL. The agreement between MRUL and the Bank is evidenced by a loan program agreement and a loan sale agreement both dated July 25, 2005. The agreements have a thirty-six month term and are automatically renewable for up to two successive terms of twelve months. The agreement, however, may be terminated by either party on 90 days’ prior notice.

There were no balances due to the Bank for origination of MRUL private student loans as of September 30, 2008 and June 30, 2008.

On January 10, 2006, MRUO and MRUF, wholly-owned subsidiaries of the Company entered into definitive agreements with the Bank. The agreements provide for the Bank’s disbursement of private student loans to qualified applicants participating in MRUO’s private student loan program, the marketing of such program and solicitation and qualification of such applicants by MRUO and the sale by the Bank and purchase by MRUF of such student loans at par, i.e. no discount, and without recourse. The business purpose of the loan program and loan sale agreements between, MRUO, MRUF, and the Bank is to allow MRUF and MRUO to purchase student loans originated by a federal savings bank. There are legal and regulatory advantages to MRUF for purchasing loans originated by a federal savings bank that are not otherwise available to MRUF and MRUO. The agreement between MRUO, MRUF, and the Bank is evidenced by a loan program agreement dated January 10, 2006. The agreements have a thirty-six month term and are automatically renewable for up to two successive terms of twelve months. The agreements, however, may be terminated by either party on 90 days’ prior notice.

The balances due to the Bank for origination of MRUO and MRUF private student loans were $191,000 and $5,523,000 as of September 30, 2008 and June 30, 2008, respectively.

NOTE 13 -	ASSET-BACKED NOTES

Asset-Backed Notes represents debt issued by us in securitization transactions that do not qualify for sale treatment under SFAS No. 140. On July 10, 2008, the Company completed an offering of $140,894,000 of notes (the “Asset-Backed Notes”) issued by the MRU Student Loan Trust 2008-A (the “Trust”). The Asset-Backed Notes are backed by a portfolio of private student loans acquired by the Trust from the Company. The obligations to pay principal and interest on the Asset-Backed Notes are solely the obligations of the Trust. For financial accounting purposes, the Asset-Backed Notes will be reflected as long-term indebtedness of the Company on a consolidated basis. The proceeds of the Notes were used to fund the acquisition of private student loans from the Company’s existing loan portfolio and to fund liquidity and credit reserves, which are recorded as restricted cash on the Company’s balance sheet.

In connection with the offering, the Company agreed to indemnify certain service providers involved in the transaction for potential costs and claims which they may incur as a result of providing services in connection with the transaction. The Company acts as administrator for the student loans owned by the Trust. The Company, acting as the administrator, will be responsible for administering the Trust's accounting and financial reporting activities, and performing certain responsibilities of the Trust under the transaction documents to which the Trust is party.

The student loans acquired by the Trust were acquired by the Trust from a limited liability company of which the Company is the sole member, owning 100% of the equity interests. The Company transferred the student loans to the LLC, and the same student loans were then transferred by the LLC to the Trust. The Company provided the LLC and the Trust with certain representations and warranties with respect to the student loans. In the event of a breach by the Company of those representations and warranties, the Company may be required to reacquire the affected loan or loans from the Trust and indemnify the Trust for other related losses. The Trust has issued an owner trust certificate representing 100% of the residual interest in the Trust to the LLC.

2008-A

Maturity Date (1)	January 25, 2041

Original Note Amount	$140.9 million

Original Weighted Average Interest Rate	3-Month LIBOR + 3.98% (82% of Notes) 7.40% (18% of Notes)

Receivables pledged at September 30, 2008	$97.9 million

Restricted Cash at Trust at September 30, 2008	$45.6 million

Note Balance at September 30, 2008	$140.9 million

(1)
Maturity Date is the legal final maturity date. As the securitized student loans amortize, the Asset Backed Notes will receive principal payments according a pre-established priority of payments based upon credit ranking.

Debt issuance costs are being amortized over the expected term of the securitizations on an effective yield basis. Unamortized costs of $3.56 million as of September 30, 2008 are included in other assets on the condensed consolidated balance sheets.

NOTE 14 -	SENIOR SECURED NOTES

On October 19, 2007, the Company issued, in a private placement transaction, 12% senior secured notes (the “Senior Secured Notes”) in an original aggregate principal of $11,200,000.  The Senior Secured Notes were issued with original issue discount in an aggregate amount equal to $1,217,000 and have a three year term.  The Senior Secured Notes are guaranteed by the Company’s direct and indirect subsidiaries other than those subsidiaries established as special purpose entities for the purpose of structured financing transactions.

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

On September 12, 2008, the Company and the holders of the Senior Secured Notes entered into an amendment to waive until October 17, 2008 the covenants with respect to indebtedness as it relates to payables, of which the Company would have been in violation absent such waiver.  The covenant had been amended to require payables not to exceed $11 million on or prior to October 17, 2008 and $5 million after October 17, 2008.  A new covenant had also been added which required the Company to maintain a minimum unrestricted cash balance of $4.35 million.  Additionally, the Company agreed to repay the Senior Secured Notes in full upon the event that the Company receives $30 million or more in gross proceeds from the sale of equity or debt securities.  In consideration for the waiver and amendment, the Company paid the holders of the Senior-Secured Notes an amendment fee of $1.5 million and prepaid $0.36 million of interest on the Senior Secured Notes and the $0.26 million facility fee that would have been due on October 20.

On October 17, 2008, the Company and the holders of the Senior Secured Notes entered into a second amendment agreement which further waived until November 3, 2008 the covenant with respect to the amount of the Company’s indebtedness as it relates to payables. Pursuant to the agreement, the covenant was amended to require payables not to exceed $11 million on or prior to November 3, 2008 and $5 million after November 3, 2008. Among other things, the agreement also amended the definition of “Interest Payment Date” in the Senior Secured Notes thereby requiring the Company to pay interest on the Senior Secured Notes on a monthly basis rather than quarterly.

On November 3, 2008, the Company and the holders of the Senior Secured Notes agreed to extend the November 3 deadlines set forth in the second amendment agreement until November 10, 2008, subject to all the other terms and conditions set forth in such amendment. (See Note 22 – Subsequent Events).

Unless the Company is able to raise additional equity capital, it will not be possible to be in compliance with the amended covenants after November 10, 2008, as the amount of cash needed to reduce payables if paid out would cause the Company to violate the minimum unrestricted cash covenant.  In this event, unless the Company were able to secure an additional waiver and amendment from the holders of the Senior Secured Notes, an event of default will occur with respect to the Senior Secured Notes, and if the holders of the Senior Secured Notes chose to accelerate their debt the Company would need to file for bankruptcy.

The original issue discount is amortized utilizing the effective interest method.  The Company recorded amortization expense of $96,251 related to deferred fees and note issuance costs in the three month period ended September 30, 2008.

The Senior Secured Notes provide for events of default typical for senior secured indebtedness, including, among others: violation of affirmative covenants, including, among others, covenants to maintain the security of the notes, violation of negative covenants, including, among others, restrictions on incurring additional indebtedness or liabilities, restrictions on the payment of dividends, interest or prepayment of subordinate indebtedness, restrictions on selling the collateral for the notes, failure by the Company or its subsidiaries to materially pay debts when they become due, commencement of bankruptcy proceedings with respect to the Company or its subsidiaries, and failure to pay interest or principal when due.  Upon the occurrence of an event of default the senior secured noteholders may accelerate the debt, requiring immediate payment of all outstanding principal and accrued interest.

NOTE 15 -	CONVERTIBLE NOTES

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

If the ML Note is not repaid in connection with an Equity Financing as described above or otherwise repaid by the Alternate Interest Rate Date, then ML will have the option to convert the outstanding principal of and accrued and unpaid interest on the ML Note into shares of the Company’s common stock (the “Common Stock”) at a conversion price of $2.25 per share; provided , however , that ML will not have the right to convert the principal of or accrued and unpaid interest on the ML Note in excess of that portion of the principal and accrued interest that, upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by ML and its affiliates to exceed 19.99% of the voting power of the Company following such conversion or issuance of shares (the “Issuance Limitation”), unless the Company’s stockholders approve any “change of control” (as defined under NASDAQ Marketplace Rule 4350(i)(1)(B)) that would result from such conversion, in which case the Issuance Limitation would not apply. The ML Note also contains customary events of default, which include, among other things, the occurrence of a default on payment of principal when due, a default on the payment of interest for 30 days, bankruptcy or the default on $500,000 or more in other indebtedness.

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

On July 10, 2008, the Company also entered into a note and warrant purchase agreement (the “July 10thPurchase Agreement”), by and among the Company, Battery Ventures VII, L.P., Battery Investment Partners VII, LLC and a non-affiliated investor (each, a “July 10th Investor” and collectively, the “July 10th Investors”) pursuant to which, in exchange for a payment of $4,000,000 in cash, the Company issued, in a private placement transaction: (i) promissory notes in the original aggregate principal amount of $5,000,000 (the “Original Principal Amount”) (collectively, the “Non-ML Notes”) and (ii) warrants to purchase in the aggregate 2,222,222 shares of Common Stock at an exercise price of $2.25 per share (the “July 10th Warrants”). The Non-ML Notes and the July 10th Warrants are described in greater detail below. The July 10thPurchase Agreement contains standard representations, and warranties and affirmative and negative covenants.

The Non-ML Notes will accrue interest on the unpaid principal amount at a simple annual interest rate of eighteen percent (18%) per annum provided, however , the Original Principal Amount of the Non-ML Notes shall increase by twenty percent (20%) sixty days after the date of issuance of the Non-ML Notes (the “First Principal Reset Date”) unless the Company issues the Automatically Converting Debt Securities or the Equity Securities prior to the First Principal Reset Date; provided, further, that the Original Principal Amount of the Non-ML Notes shall increase by an additional twenty percent (20%) one hundred and twenty days after the date of the issuance of the Non-ML Notes (the “Second Principal Reset Date”) unless the Company issues the Automatically Converting Debt Securities or the Equity Securities prior to the Second Principal Reset Date. No interest under the Non-ML Notes shall be due prior to the Maturity Date. The Non- ML Notes are due on the Maturity Date. Repayment of the Non-ML Notes is subject to the limitations contained in the July 10th Subordination Agreement (defined below), the terms of which are summarized below.

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

The July 10th Warrants are exercisable for an aggregate of 2,222,222 shares of Common Stock at an exercise price of $2.25 per share prior to July 9, 2013; provided , however , that in no event will the July 10 th Investors be entitled to exercise the July 10th Warrants for a number of shares of Common Stock in excess of the Issuance Limitation, unless the Company’s stockholders approve any “change of control” (as defined under NASDAQ Marketplace Rule 4350(i)(1)(B)) that would result from such exercise, in which case the Issuance Limitation would not apply. The July 10th Warrants may be exercised by the July 10th Investors by making payment in full of the exercise price either in cash or by written instruction directing the Company to cancel or surrender a portion of the July 10th Warrants to satisfy payment of the exercise price.

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

July 15th Bridge Financing

On July 15, 2008, the Company entered into a note and warrant purchase agreement (the “July 15th Purchase Agreement”), by and between the Company and a non-affiliated investor (the “July 15th Investor”) pursuant to which, in exchange for a payment of $500,000 in cash, the Company issued, in a private placement transaction: (i) a promissory note in the original aggregate principal amount of $600,000 (the “July 15th Original Principal Amount”) (the “July 15th Note”) and (ii) warrants to purchase in the aggregate 327,868 shares of Common Stock at an exercise price of $1.83 per share (the “July 15th Warrants”). The July 15th Note and the July 15th Warrants are described in greater detail below. The July 15th Purchase Agreement contains standard representations, and warranties and affirmative and negative covenants.

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

The July 15th Warrants are exercisable for an aggregate of 327,868 shares of Common Stock at an exercise price of $1.83 per share prior to July 14, 2013; provided , however , that in no event will the July 15th Investor be entitled to exercise the July 15th Warrants for a number of shares of Common Stock in excess of the Issuance Limitation, unless the Company’s stockholders approve any “change of control” (as defined under NASDAQ Marketplace Rule 4350(i)(1)(B)) that would result from such exercise, in which case the Issuance Limitation would not apply. The July 15th Warrants may be exercised by the Investor by making payment in full of the exercise price either in cash or by written instruction directing the Company to cancel or surrender a portion of the July 15th Warrant to satisfy payment of the exercise price.

On July 15, 2008, in connection with the issuance of the July 15th Note, the Company became a party to a subordination agreement with the July 15th Investor, the Senior Lenders and the Collateral Agent to the Senior Lenders (the “July 15th Subordination Agreement”). Pursuant to the July 15th Subordination Agreement, among other things, (i) the July 15th Investor agreed that the payment of any indebtedness under the July 15th Note would be subordinated to the payment in full of the Senior Indebtedness (as defined in the July 15th Subordination Agreement) and (ii) the Company agreed not to take any action that would frustrate the purposes of the subordination of the July 15th Note to the Senior Indebtedness. Notwithstanding the foregoing, the issuance of Common Stock of the Company to the July 15th Investor upon exercise of the July 15th Warrants will not be deemed a violation of the July 15th Subordination Agreement or the documents evidencing the Senior Indebtedness.

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

The July 31st Notes will accrue interest on the unpaid principal amount at a simple annual interest rate of eighteen percent (18%) per annum provided, however, the July 31st Original Principal Amount of the July 31st Notes shall increase by twenty percent (20%) sixty days after the date of issuance of the Notes (the “ July 31st Note First Principal Reset Date”) unless the Company issues the Automatically Converting Debt Securities or the Equity Securities prior to the July 31st Notes First Principal Reset Date; provided, further, that the July 31st Original Principal Amount of the July 31st Notes   shall increase by an additional twenty percent (20%) one hundred and twenty days after the date of the issuance of the Notes (the “ July 31st Notes Second Principal Reset Date”) unless the Company issues the Automatically Converting Debt Securities or the Equity Securities prior to the July 31st Notes Second Principal Reset Date. No interest under the July 31st Notes shall be due prior to the Maturity Date. The July 31st Notes are due on the Maturity Date. Repayment of the July 31st Notes is subject to the limitations contained in the July 31st Subordination Agreements (defined below), the terms of which are summarized below.

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

The July 31st Warrants are exercisable for an aggregate of 2,678,571 shares of Common Stock at an exercise price of $1.40 per share prior to July 30, 2013; provided, however , that in no event will any July 31st Investor be entitled to exercise the July 31st Warrants for a number of shares of Common Stock in excess of the Issuance Limitation, unless the Company’s stockholders approve any “change of control” (as defined under NASDAQ Marketplace Rule 4350(i)(1)(B)) that would result from such exercise, in which case the Issuance Limitation would not apply. The July 31st Warrants may be exercised by the July 31st Investors by making payment in full of the exercise price either in cash or by written instruction directing the Company to cancel or surrender a portion of the July 31st Warrants to satisfy payment of the exercise price. On July 31, 2008, in connection with the issuance of the July 31st Notes, the Company entered into a subordination agreement with each of the July 31st Investors, the Senior Lenders and the Collateral Agent (collectively, the “July 31st Subordination Agreements”). Pursuant to the July 31st Subordination Agreements, among other things, (i) the July 31st Investors agreed that the payment of any indebtedness under the July 31st Notes would be subordinated to the payment in full of the Senior Indebtedness (as defined in the July 31st Subordination Agreements) and (ii) the Company agreed not to take any action that would frustrate the purposes of the subordination of the July 31st Notes to the Senior Indebtedness. Notwithstanding the foregoing, the issuance of Common Stock to the July 31st Investors upon exercise of the July 31st Warrants will not be deemed a violation of the July 31st Subordination Agreements or the documents evidencing the Senior Indebtedness.

During the three months ended September 30, 2008, the Company obtained $15,250,000 in proceeds relating to the issuance of Convertible Notes. 5,228,663 of common stock warrants were issued in connection with the Convertible Notes, resulting in a debt discount of $3,117,363, which will be amortized into interest expense over the life of the Notes. As of September 30, 2008, the outstanding principal of the Convertible Notes was $16,129,337, net of $2,840,663 in unamortized debt discount. During the three months ended September 30, 2008, $277,000 in debt discount was amortized into other interest expense.

NOTE 16 -	PATENTS

The Company has a patent pending for a business method. This business method enables the Company to provide customized financial products to consumers.

NOTE 17 -	COMMITMENTS AND CONTINGENCIES

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

On September 29, 2008, the Company entered into Waiver and Amendment agreements (each an “Employee Agreement Amendment” and together, the “Employee Agreement Amendments”) with each of Raza Khan and Vishal Garg, the Company’s co-presidents. Among other things, such Employee Agreement Amendments amended the employment agreements (the “Employment Agreements”), dated as of April 1, 2004, by and between Mr. Khan or Mr. Garg, as applicable, and the Company, as successor-in-interest to Iempower, Inc.

The Employee Agreement Amendments amended the Employment Agreements by replacing the phrase “at least six (6) months prior to the Scheduled Termination Date” in Section 1 by “on or before October 17, 2008.” The Employee Agreement Amendments effectively extended the time in which either the Company or Messrs. Khan or Garg may provide notice of intention not to renew the Employment Agreements for an additional five years.

On October 17, 2008, October 31, 2008 and November 5, 2008, the Company and Messrs. Khan and Garg entered into additional amendments, with the final amendment further extending the deadline by which the Company or Messrs. Khan or Garg may provide notice of their intention not to renew the Employment Agreements until November 21, 2008. (see Note 22 – Subsequent Events)

Operating Leases

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

The following is a schedule by fiscal years of future minimum rental payments required under the operating leases which have an initial or remaining non-cancelable lease term in excess of one year as of June 30, 2008:

2009	$2,109,117
2010	$2,125,867
2011	$2,067,984
2012	$2,252,781
2013	$2,022,381

NOTE 18 -	RELATED PARTY TRANSACTIONS

Battery Partners VII, LLC, the general partner of Battery Ventures VII, L.P. and the manager of Battery Investment Partners VII, LLC, beneficially owns an aggregate of 25.87% of our outstanding common stock on an as converted basis as of November 7, 2008. Two members of our board of directors, Michael M. Brown and Sunil Dhaliwal, are affiliated with Battery.

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

In addition, if we undertake an Equity Financing, then the outstanding principal amount of the July 10th Notes together with the accrued, but unpaid interest will be mandatorily prepaid subject to certain conditions contained in the July 10th Subordination Agreement (as defined below) and the July 10th Notes. Subject to the July 10th Subordination Agreement, the July 10th Notes may be prepaid without premium or penalty at our option on 10 days prior notice to the July 10th Investor.

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

NOTE 19 -	SECURITIZATIONS QUALIFYING FOR SALE TREATMENT

On June 28, 2007, the Company closed its first securitization of its private student loan assets. The transaction was accounted for as a sale of the $137.8 million of private student loans securitized. In connection with the sale, the Company booked a gain of $16.2 million based upon the excess of the proceeds and value of the residual interest received over the carrying value of the assets sold. On September 25, 2007, the Company sold an additional $32.4 million of private loans to the trust and booked a gain of $4.1 million. On November 29, 2007, the Company sold an additional $0.38 million of private loans to the trust. The Company values the retained residual interest at $0, which is referred to as the Company’s accounts receivable from the securitization. The residual interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, other fees, and the principal and interest on the bonds backed by the student loans. The investors in the securitization trust have no recourse to the Company’s other assets should there be a failure of the student loans to pay when due.

On July 10, 2008, the Company closed its second securitization of its private student loan assets. The transaction did not qualify for sale treatment pursuant to SFAS 140 and was accounted for as a financing transaction. (See Note 13 – Asset Backed Notes)

The following table summarizes the Company’s securitization activity for securitizations qualifying for sale treatment for the fiscal year ended June 30, 2008 and the fiscal year ended June 30, 2007. There was no securitization activity for securitizations qualifying for sale treatment for the three months ended September 30, 2008.

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

(4)
The senior tranches of the Company’s securitization are auction rate notes. The interest rate on auction rate notes is reset through an auction process periodically (currently every 28 days). Based upon market conditions at the time of each auction, the spread to LIBOR of the interest rate required by investors could be more or less than the initial spread to LIBOR at which the transaction was priced. Since November 2007, the interest rate on the Company’s student loan auction rate notes has widened to approximately 1.65% over LIBOR. In booking the gain on the loans sold in September 2007 and November 2007 and in valuing the residual interest at those times, the Company assumed that these higher spreads will continue through the June 2008 and then return over the next twelve months to approximately 0.275% over LIBOR for the remaining life of the transaction. The spread indicated above is the weighted average over the life of the transaction.

(5)	Discount Rate is the rate of return used to discount the residual cash flows projected given the collateral assumptions and the securitization structure.

The following table summarizes cash flows received from or paid to the securitizations trust during the three months ended September 30, 2008, the fiscal year ended June 30, 2008 and the fiscal year ended June 30, 2007.

($’s in Thousands)	Three Months Ended September 30, 2008	Fiscal Year Ended June 30, 2008	Fiscal Year Ended June 30, 2008
Net proceeds from sale of loans to securitizations qualifying for sale treatment	$0	$32,923	$138,095
Repurchases of securitized loans due to delinquency	0	0	0
Cash distributions from trust related to Residual Interests	0	0	0

Residual Interest in Securitized Receivables

The following table summarizes the fair value of the Company’s residual interests (and the assumptions used to value such residual interests), along with the underlying off-balance sheet student loans that relate to those Securitizations as of September 30, 2008, June 30, 2008 and June 30, 2007.

($’s in Thousands)	As of September 30, 2008
	Private Student Loans	Federal Student Loans
Fair value of Residual Interests	$0	N/A
Underlying securitized loan balance	$169,461	N/A
Weighted average life	8.3 yrs.	N/A
Annual Prepayment Rate	7%	N/A
Cumulative Default Rate	8.0%	N/A
Default Recovery Rate	20%	N/A
Spread between LIBOR and Auction Rate Indices (1)	1.69%	N/A
Discount Rate	20%	N/A

(1)
Spread between LIBOR and Auction Rate Indices is the weighted average spread over the life of the transaction. As of September 30, 2008, the Company assumes that its auction rate notes will continue to price at or near the maximum rate (LIBOR + 1.50% for AAA-rated securities and LIBOR + 2.50% for A-rated securities) until maturity for the AAA-rated and A-rated securities, respectively.

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

The following table summarizes the changes in our estimate of the fair value of the residual interest for the three months ended September 30, 2008.

($’s in thousands)		Three Months Ended September 30, 2008

Fair value at beginning of period		$4,093
Additions from new sales to securitization	0
Accretion of interest income	208
Reversal of unrealized gain in other comprehensive income	0
Impairment recorded in Securitization Income/(Loss), net	(4,301)
Net change		(4,093)

Fair value at end of period		$0

The following table summarizes the sensitivity of the value of the residual interest to variations in the key economic assumptions described above as of September 30, 2008.
($’s in Thousands)	Percentage Change in Assumptions		Residual Balance	Percentage Change in Assumptions
	Down 20%	Down 10%		Up 10%	Up 20%
Annual Prepayment Rate
Residual Balance	$4	$0	$0	$0	$0
Cumulative Default Rate
Residual Balance	$336	$112	$0	$0	$0
Default Recovery Rate
Residual Balance	$0	$0	$0	$0	$12
Discount Rate
Residual Balance	$0	$0	$0	$0	$0

($’s in Thousands)	Percentage Change in Assumptions		Residual Balance	Percentage Change in Assumptions
	Tighten 25 basis points	Tighten 10 basis points		Widen 10 basis points	Widen 25 basis points
Spread between LIBOR and Auction Rate Indices
Residual Balance	$522	$131	$0	$0	$0

These sensitivities are hypothetical and should be used with caution. The effect of each change in assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in key assumptions may differ from the sum of the individual effect above.

The table below shows the Company’s off-balance sheet private student loan delinquency trends as of September 30, June 30, 2008 and June 30, 2007.

($’s in Thousands)	As of September 30, 2008
Loans in-school /grace/deferment (1)	$112,127
Loans in forbearance (2)	5,783	10.1%
Loans in repayment
Current	46,241	80.7%
Delinquent 31-60 Days (3)	1,684	2.9%
Delinquent 61-90 Days	1,929	3.4%
Delinquent 91 Days or More	1,697	3.0%
Total Loans in repayment and forbearance	$57,334	100.0%
Total off-balance sheet private student loans	$169,461

($’s in Thousands)	As of June 30, 2008		As of June 30, 2007
Loans in-school /grace/deferment (1)	$114,310		$109,778
Loans in forbearance (2)	5,291	9.5%	789	2.8%
Loans in repayment
Current	47,347	85.1%	26,763	95.4%
Delinquent 31-60 Days (3)	717	1.3%	409	1.5%
Delinquent 61-90 Days	1,176	2.1%	87	0.3%
Delinquent 91 Days or More	1,106	2.0%	0	0.0%
Total Loans in repayment and forbearance	$55,637	100.0%	$28,048	100.0%
Total off-balance sheet private student loans	$169,947		$137,828

(1)
Loans for borrowers who are not required to make payments because they are still in or have returned to school, have recently graduated, or are in other valid non-repayment statuses (e.g., military service, medical /dental residency, etc.).

(2)	Loans for borrowers who have entered repayment but have requested a moratorium on making payments due to economic hardship or other factors, in keeping with established program guidelines.

(3)	Delinquency is the number of days that scheduled payments are contractually past due.

NOTE 20 -	BUSINESS SEGMENTS

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

The following tables present segment information for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008
	MRU	Embark	Eliminations	Consolidated

Net interest income after allowance for losses	$(2,577)	$(17)		$(2,594)
Non-interest income	(5,838)	1,573		(4,265)
Cost of goods sold	-	720		720
Other operating expenses	8,252	1,871		10,123
Depreciation and amortization	777	91		868
Provision for income taxes	-	-		-
Net (loss)	$(17,444)	$(1,126)	-	$(18,570)

Segment Assets	$310,862	$5,257	$(5,271)	$310,848

	Three Months Ended September 30, 2007
	MRU	Embark	Eliminations	Consolidated

Net interest income after valuation provision	$(1,727)	$(31)		$(1,758)
Non-interest income	4,433	1,402		5,835
Cost of goods sold	-	394		394
Other operating expenses	11,387	2,016		13,403
Depreciation and amortization	312	40		352
Provision for income taxes	-	-		-
Net (loss)	$(8,993)	$(1,079)		$(10,072)

Segment Assets	$105,435	$5,387	$(1,731)	$109,091

NOTE 21 -	GOING CONCERN

The Company has sustained operating losses for the three months ended September 30, 2008 and the years ended June 30, 2008, 2007 and 2006.  There is no guarantee whether the Company will be able to raise sufficient financing to recommence the origination of private student loans and sustain operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 22 -	SUBSEQUENT EVENTS

Extension of Waiver to Certain Events of Default with Respect to Credit Line with DZ Bank AG’s Conduit

As described above in Note 11, on September 17, 2008, EE SPV, as borrower, entered into the Third Amendment with Autobahn, as the lender, DZ Bank, as agent for the lender, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the backup servicer. Among other things, the Third Amendment, along with amendments to certain ancillary documents, amended the DZ Facility to waive through October 31, 2008 the tangible net worth and liquidity ratio covenants with respect to the Company, as the Company would be in violation of these covenants absent such waiver. On October 31, 2008, the Company and DZ Bank agreed to extend such waiver for the tangible net worth and liquidity ratio covenants through November 15, 2008.

Extension of Waiver of Certain Events of Default with Respect to Senior Secured Notes

On October 17, 2008, the Company entered into a Second Amendment agreement (the “Senior Secured Notes Amendment”) with respect to its 12% senior secured notes (the “Senior Secured Notes”). The Senior Secured Notes Amendment was made by and among the Company; Embark Corp., Embark Online, Inc., Goto College Holdings Inc., iempower, inc., MRU Originations, Inc., and MRU Universal Guaranty Agency, Inc., each of which is a subsidiary of the Company; Longview Marquis Master Fund, L.P., a British Virgin Islands limited partnership (including as successor to The Longview Fund, L.P., a California limited partnership, under the Purchase Agreement (as defined below), “Buyer”); and Viking Asset Management, LLC, a California limited liability company, in its capacity as collateral agent for the benefit of Buyer. The Senior Secured Notes Amendment amended and temporarily waived certain provisions of the Securities Purchase Agreement, dated October 19, 2007, between the Company and the Buyer, as amended by that certain Waiver and First Amendment dated as of September 12, 2008 (the “Purchase Agreement”).

The Senior Secured Notes Amendment waived until November 3, 2008 the covenant with respect to the amount of the Company’s indebtedness as it relates to payables. The covenant was amended to require payables not to exceed $11 million on or prior to November 3, 2008 and $5 million after November 3, 2008. The Senior Secured Notes Amendment also amended the definition of “Interest Payment Date” in the Senior Secured Notes thereby requiring the Company to pay interest on the Senior Secured Notes on a monthly basis rather than quarterly. In addition, in connection with the Senior Secured Notes Amendment, the Company was required to pay $121,512.33 on October 17, 2008, which payment will be applied to the interest due and payable under the Senior Secured Notes on November 3, 2008.

On November 3, 2008, the Company and the Buyer agreed to extend the November 3, 2008 deadlines set forth in the Senior Secured Notes Amendment until November 10, 2008, subject to all the other terms and conditions set forth in the Senior Secured Notes Amendment.

Amendment of Employment Agreements

On October 17, 2008, the Company entered into Amendment agreements (each an “Amendment” and together, the “Amendments”) with each of Raza Khan and Vishal Garg, the Company’s co-presidents. Such Amendments amended the employment agreements, dated as of April 1, 2004, by and between Mr. Khan or Mr. Garg, as applicable, and the Company, as successor-in-interest to iempower, inc., as further amended by those Waiver and Amendments dated September 29, 2008 (the “Employment Agreements”). The Amendments amended the Employment Agreements to extend the deadline by which the Company or Messrs. Khan or Garg may provide notice of their intention not to renew the Employment Agreements for an additional five years from October 17, 2008 to November 1, 2008.

On October 31, 2008, the Company entered into Waiver and Amendment agreements with each of Messrs. Khan and Garg which extended the deadline by which the Company or Messrs. Khan and Garg may provide notice of their intention not to renew the Employment Agreements for an additional five years from November 1, 2008 to November 5, 2008. On November 5, 2008, the Company entered into Amendment agreements with each of Messrs. Khan and Garg which extended the deadline by which the Company or Messrs. Khan and Garg may provide notice of their intention not to renew the Employment Agreements for an additional five years from November 5, 2008 to November 21, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References herein to “we,” “us,” “our,” “MRU,” or “the Company” refer to MRU Holdings, Inc. and its subsidiaries, unless the context specifically requires otherwise.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and accompanying notes included within this quarterly report. In addition to the historical information, the discussion contains certain forward−looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward−looking statements due to applications of our critical accounting policies and factors including, but not limited to, those set forth under the caption "Risk Factors" in Item 1A of Part II of this quarterly report.

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

Operational Efficiencies
($’s in Millions; Numbers in Units)
	Fiscal Year 2008		Fiscal Year 2007	Fiscal Year 2006
Application Received (Dollar Amount Requested)	$2,524.7		$1,414.2	$952.9
Number of Completed Applications Processed	205,048		113,622	74,116
Growth in Applications Received by Dollars	79%		48%

Private Student Loans Disbursed	$164.3		$102.8	$38.8

Preprime Student Loans Disbursed	71.7		43.3	0.0
Total Private Loan Originations	$236.0		$146.1	$38.8
Federal Student Loans Originated	33.6		8.3	0.0
Total Student Loans Originated	$269.6		$154.4	$38.8
Growth in Private Loan Originations	62%		277%
Growth in Student Loan Originations	75%		298%

Sales and marketing expenses	$14.5		$13.3	$7.4
Referral Marketing Costs	2.0		1.0	0.4
Total Cost of Acquisition - private loans	$16.5		$14.3	$7.8
as a % of Private Loans Originated	7.0	% (1)	9.8%	20.2%
Growth in Cost of Acquisition	15%		83%
Reduction in Marginal Cost of Acquisition	-29%		-51%

Operations expenses	$6.1		$5.1	$2.5
Technology development	0.9		0.9	1.5
Total Cost of Origination	$7.0		$6.0	$4.0
as a % of Private Loans Originated	3.0%		4.1%	10.3%
Growth in Cost of Origination	17%		50%
Growth in Marginal Cost of Origination	-28%		-60%

(1)
Changes to our underwriting criteria that took place in our fourth fiscal quarter reduced fundable loan volume thereby increasing the cost of acquisition as a percentage of private loans originated. For the first three quarters of the fiscal year, prior to these changes, the cost of acquisition as a percentage of private loans originated was 4.6%.

The volume of completed applications grew from $952 million to $1.4 billion to $2.5 billion in fiscal years 2006, 2007 and 2008, a gain of 48% and 79% from fiscal year 2006 to fiscal year 2007 and from fiscal year 2007 to fiscal year 2008, respectively. We believe this increased growth reflects the increased reach and recognition of the MyRichUncle® brand. From fiscal year 2006 to fiscal year 2007, private loan originations grew 277% while the cost of acquisition grew 83% and the cost of origination grew 50%. From fiscal year 2007 to fiscal year 2008, private loan originations grew 62% while the cost of acquisition grew 15% and the cost of origination grew 17%. The greater percentage increase in the volume of production as compared to the cost of production illustrates the growing economies of scale.

This same improvement in efficiency of operations is indicated when costs are viewed from a marginal perspective. From fiscal year 2006 to fiscal year 2007, the cost of acquisition as a percentage of private loans originated declined from 20.2% to 9.8%, a 51% decline, and the cost of origination as a percentage of private loans originated declined from 10.3% to 4.1%, a 60% decline. From fiscal year 2007 to fiscal year 2008, the cost of acquisition as a percentage of private loans originated declined from 9.8% to 7.0%, a 29% decline, and the cost of origination as a percentage of private loans originated declined from 4.1% to 3.01%, a 28% decline.

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

($’s in Millions; Numbers in Units)	For the Period from July 1, to September 5, 2008	For the Period from July 1, to September 5, 2007
Applications Received (Dollar Amount Requested)	$952.5	$966.5
Number of Completed Applications Processed	49,069	78,361
Growth in Applications Received by Dollars	(1.5)%

Private Student Loans Disbursed	$54.2	$53.0
Preprime Student Loans Disbursed	$5.6	$23.2
Total Private Loan Originations	$59.8	$76.3
Growth in Private Loan Originations	(22)%

	For the Twelve Months Ended September 30, 2008	For the Twelve Months Ended September 30, 2007
Private Student Loans Disbursed	$146.1	$143.4
Preprime Student Loans Disbursed	$43.3	$63.5
Total Private Loan Originations	$189.4	$206.9
Growth in Private Loan Originations	(8)%

Sales and marketing expenses	$10.7	$14.2
Referral marketing costs	$2.0	$1.2
Total Cost of Acquisition – private loans	$12.7	$15.4
as a % of private loans originated	6.7%	7.4%
Growth in Cost of Acquisition	(17)%
Reduction in Marginal Cost of Acquisition	(10)%

Operations expenses	$5.3	$5.3
Technology development	$0.9	$2.4
Total Cost of Origination	$6.2	$7.8
as a % of Private Loans Originated	3.3%	3.7%
Growth in Cost of Origination	(20)%
Growth in Marginal Cost of Origination	(13)%

Despite significantly curtailing its marketing spending during the three months ended September 30, 2008, the Company continued to receive strong interest in its private student loan products, with applications received only down 1.5% from volume in the comparable period a year ago. Volume numbers are presented through September 5 because that was the last day that the company disbursed private student loans. Additionally, the volume of private loans disbursed was impacted by our tightening underwriting standards in April 2008 and again in August 2008 to help better manage potential volume relative to the Company’s capital constraints. For our Preprime loans, the credit underwriting standards were significantly increased in April 2008.

From the twelve months ended September 30, 2007 to the twelve months ended September 30, 2008, private loan originations declined 8% while the cost of acquisition declined 17% and the cost of origination declined 20%. The lesser percentage decrease in the volume of production as compared to the greater percentage decrease in the cost of production illustrates the growing economies of scale.

This same improvement in efficiency of operations is indicated when costs are viewed from a marginal perspective. From the twelve months ended September 30, 2007 to the twelve months ended September 30, 2008, the cost of acquisition as a percentage of private loans originated declined from 7.4% to 6.7%, a 10% decline, and the cost of origination as a percentage of private loans originated declined from 3.7% to 3.3%, a 13% decline.

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

(1)
Loan balance after acquisition of additional collateral during the prefunding period. For 2008 securitization, additional collateral was not delivered, but that fact does not detract from the relevance of the comparison.

(2)
Advance rate for a given ratings level is the percentage derived by dividing (a) the sum of the principal balance of all bonds at that ratings level or of a higher rating minus the amount of liquidity reserves, by (b) the loan balance.

(3)	At time of origination.
(4)	Proceeds.

In one year’s time, deterioration in the capital markets lead the cost of funding to increase by nearly 4.5%; as of September 30, 2008, funding spreads had widened by approximately an additional 1 to 2%. This increase in cost of funds occurred more quickly than we were able to raise interest rates on our private student loans to compensate, so the portfolio we securitized in July 2008 has less excess spread, the difference between the yield on the loans and cost of funds of the bonds, than our prior securitization. Because excess spread provides coverage for losses over time, lower amounts of excess spread can result in lower advance rates, as overcollateralization, the excess of the principal balance of the loans over the principal balance of the bonds, is then needed to substitute for credit enhancement, in order to pass the rating agency loss coverage requirements. Lower advance rates have meant that the Company must invest more of its capital in order to support a securitization financing. Between the 2007 securitization and the 2008 securitization, advance rates decreased by 15% of the balance of the loans.

The deterioration of the capital markets has also impacted the cost of funds of our 2007 securitization, which has lead us to writedown our investment in that transactions, residual interest, effectively reversing portions of the gain-on-sale that we had taken previously. The senior asset backed securities issued by the 2007 securitization, representing 93% of the debt issued, are auction rate securities. Auction rate securities have a variable rate of interest that is reset through an auction process on a periodic basis, subject to a cap rate established at the time of issuance. The deterioration of the capital markets has caused the auction rate market to fail to function properly and our auction rate securities, like those of all other student loan issuers, have been pricing at the maximum interest rate since February 2007. This increase in cost of funds has reduced our expectation about how much cash flow we will receive over time from our 2007 securitization and correspondingly we have reduced the value of our residual interest. The increased yield that investors are demanding has also caused us to increase the discount rate we use to discount the cash flow we project to receive. We have also made adjustments to our default assumption, but the changes in cost of funds and discount rates have clearly had the greatest impact. The timing difference in gain and loss recognition is illustrated below.

	Fiscal Year 2007	Fiscal Year 2008	Three Months Ended September 30, 2008
Gain-on-sale	$16.2 million	$4.1 million	$0.0 million
Residual write-downs	0.0	(7.7)	(4.3)
Securitization Income, Net	16.2	(3.7)	(4.3)
Interest Income - Residual Interest	0.0	1.4	0.2
Total Impact on Net Income (Loss)	$16.2 million	$(2.3) million	$(3.9) million
Other Comprehensive Income	2.7	(2.7)	0.0
Total Impact on Equity	$18.9 million	$(5.0) million	$(3.9) million

Beginning Accounts Receivable from Securitization	$0.0 million	$11.2 million	$4.1 million
Additions from new sales to securitization	11.2	2.0	0.0
Interest Income - Residual Interest	0.0	1.4	0.2
Other Comprehensive Income	0.0	(2.7)	0.0
Residual write-downs	0.0	(7.7)	(4.3)
Ending Accounts Receivable from Securitization	$11.2 million	$4.1 million	$0 million

Changes in Originations

In order to offset the increased cost of funds and increase the potential advance rate, we have increased the interest rate margin and the origination fees we charge for private loans. We have been able to pass along this increase without deterioration in credit quality. The chart below demonstrates that as we have increased interest rates and origination fees throughout the year, there has been no deterioration in credit quality.

Disbursement Quarter	Wtd. Avg. Margin over 3-Month LIBOR in Repayment	Wtd. Avg. Origination Fees as a % of Loan Balance	Wtd. Avg. Qualifying FICO Score
Q1 FY 2008	4.66%	4.1%	715
Q2 FY 2008	4.76%	4.2%	714
Q3 FY 2008	5.44%	5.1%	712
Q4 FY 2008	6.59%	5.1%	719
Q1 FY 2009	7.68%	5.1%	726

Since the pricing of our 2008 securitization, we have further increased our pricing in order to ensure that we have 4-6% spread between the student loan interest rate and the expected cost of funds. As such, in August 2008 we raised our weighted average margin to LIBOR + 11.5% and increased the origination fees charged to 7.5% for new private student loans. This should allow us to increase the advance rate on future securitizations, if any, reducing the amount of capital needed to support the financings, and increasing the return on that capital. Based upon market intelligence, we believe that other student lenders are pricing their assets similarly.

BUSINESS TRENDS, UNCERTAINTIES AND OUTLOOK

Portfolio Funding

The conditions of the debt capital markets generally, and the asset-backed securities, or ABS, market specifically, rapidly deteriorated beginning in the second quarter of fiscal year 2008. That deterioration accelerated during the third quarter of fiscal year 2008 and persists as of November 10, 2008. While we were able to complete our second securitization of private student loans in July 2008, there can be no assurance that we will have access to the securitization markets in the future. In fact, market conditions have worsened since we closed the 2008 securitization.

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

Collateral Performance

Our collateral continues to perform due to our more selective school list, tighter underwriting and stringent verification standards. Similar to the performance of other companies’ private student loan securitizations that we have observed from publicly available data, the most recent graduation vintage is performing worse than previous graduating classes that have entered into repayment. We believe that this performance is attributable to the worsening economy which can have a disproportionate impact on recent college graduates attempting to enter the workforce for the first time. Approximately three-quarters of our managed portfolio is not yet in repayment, and as such has the opportunity to commence repayment in a better economic environment.

Managed Private Loan Portfolio
($’s in Millions)
	9/30/2008		6/30/2008		6/30/2007		6/30/2006
Loan Status	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance
In School	13,853	$221.2	12,390	$188.8	6,030	$90.1	1,779	$23.6
In Grace	3,650	$54.0	2,795	$41.1	1,345	$18.9	305	$3.8
Deferred	291	$5.3	170	$3.1	40	$0.8	4	$0.1
Repayment
Current	5,502	$71.5	5,203	$67.3	2,200	$26.8	664	$7.7
31-60	155	2.4	68	1.0	39	0.4	6	0.0
61-90	164	2.6	95	1.3	22	0.3	6	0.1
91-120	64	1.0	48	0.8	19	0.2	3	0.0
121-150	32	0.5	23	0.3	10	0.1	1	0.0
151-180	44	0.7	17	0.3	5	0.1	0	0.0
Forbearance	331	6.7	286	5.5	42	0.8	4	0.1
Repayment Eligible	6,292	85.4	5,740	76.6	2,337	28.8	684	8.0
All Loans	24,086	$365.9	21,095	$309.6	9,752	$138.6	2,772	$35.5
Delinquencies	304	$4.8	234	$3.5	90	$1.1	16	$0.2
as a % of Repayment Eligible Loans	4.8%	5.6%	4.1%	4.6%	3.9%	3.7%	2.3%	2.1%
Forbearance	331	$6.7	286	$5.5	42	$0.8	4	$0.1
as a % of Repayment Eligible Loans	5.3%	7.9%	5.0%	7.2%	1.8%	2.8%	0.6%	0.9%

Note: Deferment and forbearance are repayment status under which the borrower is not required to make payments on the private student loan. The private student loans continue to accrue interest, and accrued interest is capitalized at the end of every calendar quarter and also upon entry into repayment. Deferment may be granted by the servicer in the event that, among other reasons, the borrower returns to school, enters active duty military service, is performing certain types of public service (e.g., the Peace Corps), or is participating in a medical or dental residency. Forbearance is for borrowers who do not qualify for a deferment but are unable to make current payments.

	Off Balance Sheet Portfolio	Balance Sheet Portfolio	Total Managed Portfolio
Number of Loans	11,076	13,010	24,086
Aggregate Loan Balance	$169.5 million	$196.4 million	$365.9 million
Weighted Average qualifying FICO	718	716	717
Percentage of loans with co-borrowers	64%	72%	68%
Percentage of loans with borrower who is attending a graduate or professional school	37%	34%	36%
Weighted average federal cohort default rate for the schools attended by borrowers	2.1%	2.2%	2.2%

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

Securitization Static Pool Performance
In its first 15 months of performance, the 2007-A securitization has had 1.4% of the pool default, net of cures. Loans are considered to be defaulted when they become more than 180 days past due or upon the event of bankruptcy. Because student loans are generally non-dischargeable in bankruptcy many of the loans to borrowers in bankruptcy can be expected to return to repayment once the bankruptcy has been resolved. Approximately 22% of the defaults are defaults due to bankruptcy. Of these loans that were charged-off over 6-months ago, 81% of them have cured, i.e., returned to non-defaulted status. If only defaults due to delinquency are considered, pool defaults, net of cures would be 1.1%.

As discussed above, we believe that the 2007-A securitization has been negatively impacted by the worse than expected performance of the 2008 graduation vintage. We believe that if the economy is better as future graduation classes enter repayment and if we continue our focus on improved servicing oversight that future graduation vintages will exhibit better performance. Because we have continued to see elevated levels of delinquency and charge-off from recent repayment vintages, most likely due to these economic factors, we have increased our estimate of cumulative defaults for the 2007-A securitization from approximately 6.0% to approximately 8.0%.

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

At present, our liquidity and capital resources are limited. Our continuing operations will be wholly dependent upon being able to raise additional capital in order to recommence our student lending program. See “Liquidity and Capital Resources ” below.

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

The gain that the Company books when it securitizes is driven by the ability of the Company to book the expected future residual cash flow, the excess of the securitized portfolios collections and releases from transaction reserve funds over the amount required to service the securitization debt, as an asset on its balance sheet post the sale of loans to the securitization trust. Because there are no readily available prices for such residual assets, GAAP accounting allows the Company to compute the fair value by discounting projected residual cash flows, which are determined based upon assumptions regarding collateral performance and discount rates that the Company believes are reasonable. If actual performance were to deviate negatively from these assumptions, the Company would be required to write-down its residual interest to its new fair value assumption resulting in a loss. The Company is required to re-evaluate its valuation of the residual interest in its securitization on a quarterly basis. In this regard, during the quarter ended September 30, 2008, the Company had to decrease the value of its residual interest by $4.3 million.

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

Student Loan Originations
($’s in Millions)
Fiscal Year 2009
Q1
Private Student Loans	$54.2
Preprime™ Student Loans	5.6
Federal Student Loans	0.0
Total Student Loan Originations	$59.8

	Fiscal Year 2008
	Q4	Q3	Q2	Q1
Private Student Loans	$31.8	$27.0	$33.1	$72.4
Preprime™ Student Loans	3.7	14.0	20.0	34.0
Federal Student Loans	3.9	1.8	5.4	22.5
Total Student Loan Originations	$39.4	$42.8	$58.4	$129.0

	Fiscal Year 2007
	Q4	Q3	Q2	Q1
Private Student Loans	$24.8	$24.1	$22.1	$31.8
Preprime™ Student Loans	9.2	9.7	10.6	13.8
Federal Student Loans	0.6	3.5	2.4	1.8
Total Student Loan Originations	$34.6	$37.3	$35.1	$47.4

	Fiscal Year 2006
	Q4	Q3	Q2	Q1
Private Student Loans	$15.4	$7.8	$7.8	$7.8
Preprime™ Student Loans	0.0	0.0	0.0	0.0
Federal Student Loans	0.0	0.0	0.0	0.0
Total Student Loan Originations	$15.4	$7.8	$7.8	$7.8

Note: Totals may not sum due to rounding.

We tightened our underwriting criteria in April 2008, which has reduced the volume of loans approved and funded. On July 1, 2008, we paused our origination of federal student loans. On September 5, 2008, we paused the origination of private student loans and on September 8, 2008, DZ Bank notified us that we could no longer draw funds from our loan facility until we are in compliance with certain covenants of the warehouse loan facility relating to our tangible net worth and liquidity ratios.

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

Carrying Value of Private Student Loans

If the company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and therefore carried at amortized cost. Any loans held for sale are carried at the lower of cost or market. In the past the company has securitized certain private student loans. In the future, the company may sell or securitize its private student loans if it is able to. It is only when the Company has selected the loans to securitize and that securitization transaction qualifies as a sale under SFAS No. 140 that the Company has made the decision to sell such loans. At that time, the loans selected are transferred into the held-for-sale classification and carried at the lower of cost or market.

The Company has previously securitized its private student loans and may choose to do so in the future if it has market access. Prior to July 1, 2008, the Company’s intent was to sell or securitize all its private student loan originations. The Company completed a securitization of approximately $97 million of its private student loans on July 10, 2008. The transaction did not qualify for sale treatment under SFAS No. 140 and the private student loans transferred to the securitization trust remain on the Company’s balance sheet, as do the Asset Backed Notes issued in the transaction and certain of the trust’s cash accounts. Because these loans are now in a securitization trust structure, they have to be held to maturity. The remainder of the private student loans that are on the Company’s balance sheet are financed through the DZ Bank Facility which has maturity date of April 2012, subject to standard covenants and events of default. For the foreseeable future, it is management’s intent to hold these loans. Accordingly, on July 1, 2008, the Company transferred all of its private student loans from available for sale to held to maturity. The transfer was done at the lower of cost or market. A discount of approximately $13.7 million, representing the difference between cost and market, was recorded. This discount will be amortized into interest income over the life of the loans on a level yield basis.

Statement of Financial Accounting Standard 107, Disclosures about Fair Value of Financial Instruments (“FAS 107”) requires entities to disclose the fair value of all (recognized and unrecognized) financial instruments that is practicable to estimate, including liabilities.

There are different ways of estimating fair market value, but the Company believes that securitization valuation is the most accurate valuation technique, given available information. A loan portfolio’s securitization valuation is equal to the proceeds raised by securitization, net of transaction expenses and fees, plus the fair market value of the residual retained. Given that 69% of the Company’s owned private student loan portfolio as of June 30, 2008 was subsequently included in the 2008 securitization, we assumed that the portfolio as a whole would have a comparable securitization bond structure in terms of advance rates and ratings class sizes and that the securities would have the same pricing as the bonds in the 2008 securitization currently have in the secondary market. To value the residual, we used the same collateral performance assumption we used in valuing the residual in our 2007 securitization; see “Residual Valuation” below for a summary of how these assumptions were determined. Based upon these assumptions, the fair market value of our private student loans was $148.3 million as of September 30, 2008.

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

The following table shows the approximate weighted average assumptions for loan performance at September 30, 2008, June 30, 2008 and 2007.

	Cumulative Defaults	Recovery Percentage	Annual Prepayments	Auction Rate as a Spread Over LIBOR	Discount Rate
September 30, 2008	8.0%	20%	7%	1.69%	20%
June 30, 2008	6.0%	20%	7%	0.82%	20%
June 30, 2007	4.5%	20%	7%	0.04%	12%

Cumulative Defaults We increased our cumulative default assumption to 8.0% to adjust for charge-off experience of our 2007 securitization pool, which has had 1.4% charge-offs, net of cures, in the first 15 months of performance. Charge-offs have come in above initial expectation due to the performance of 2008 graduates who have been impacted by the worsening economy; we have observed similar trends in other student loan originators publicly available data. We note that 28% of charge-offs in the 2007 securitization have been charge-offs due to bankruptcy, which generally return to repayment after the bankruptcy has been resolved (for those that charged-off more than 6-months ago, 81% have cured), due to the fact that private student loans are generally non-dischargeable in a bankruptcy.

Recovery Percentage Because the number of charge-offs we have had is very limited, our recovery experience is even more limited. We base our recovery assumption primarily based upon a our assessment of publicly available industry data.

Annual Prepayments We apply a prepayment curve that starts low and increases over time as the loan seasons, averaging 7% annual prepayments over the life of the loan. Given our limited performance history, we derived our prepayment curve from publicly available static pool performance data. During its first year, our 2007 securitization has experienced prepayment rates consistent with our projected curve.

Auction Rate as a Spread Over LIBOR All of the senior securities issued by our 2007 securitization were auction rate securities. The interest rate on an auction rate security is reset every 28 days at auction. Due to the deterioration of the auction rate market, the interest rates have increased dramatically since issuance. For the six months prior to June 30, 2008, the interest rates have been at or less than a basis point below the maximum rates, which are one-month LIBOR plus 1.50% for Aaa/AAA-rated securities and one-month LIBOR plus 2.50% for A2/A-rated securities. Our residual valuation is based upon the projection that the auction rate securities will continue to price at the maximum rate until maturity.

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

Discount Rates In determining an appropriate discount rate for valuing our residuals, we historically have reviewed the rates used by student loan securitizers as well as rates used in the much broader ABS market. We changed our discount rate assumption based upon investor demand for our 2008 securitization, which priced three days after the end of fiscal year 2008.

The following table summarizes the changes in our estimate of the fair value of the residual interest for the three months ended September 30, 2008.

($’s in thousands)		Three Months Ended September 30, 2008

Fair value at beginning of period		$4,093
Additions from new sales to securitization	$0
Accretion of interest income	208
Reversal of unrealized gain in other comprehensive income	(0)
Impairment recorded in Securitization Income/(Loss), net	(4,301)
Net change		(4,093)

Fair value at end of period		$0

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

The following table shows our loan performance assumptions and service receivables balances at September 30, 2008 and estimated changes that would result from changes in our loan performance assumptions. The effect on the fair value of the residual receivables are based on variations of 10% or 20%. We also discuss below the effect on the fair value of the residual receivables of changes in the assumed spread between 1-month LIBOR rates and auction rates.

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

($’s in Thousands)	Percentage Change in Assumptions		Residual Balance	Percentage Change in Assumptions
	Down 20%	Down 10%		Up 10%	Up 20%
Annual Prepayment Rate
Residual Balance	$4	$0	$0	$0	$0
Cumulative Default Rate
Residual Balance	$336	$112	$0	$0	$0
Default Recovery Rate
Residual Balance	$0	$0	$0	$0	$12
Discount Rate
Residual Balance	$0	$0	$0	$0	$0

($’s in Thousands)	Percentage Change in Assumptions		Residual Balance	Percentage Change in Assumptions
	Tighten 25 basis points	Tighten 10 basis points		Widen 10 basis points	Widen 25 basis points
Spread between LIBOR and Auction Rate Indices
Residual Balance	$522	$131	$0	$0	$0

Since the end of the 2008 fiscal year, two events have occurred that have changed our view regarding the valuation of the residual. First, the New York State Attorney General’s settlement with many of the major auction rate broker/dealers caused them to repurchase auction rate securities they had sold to their customers. We believe that the impact of this course of action will be to discourage broker/dealers from reviving the auction rate market in the future because of the precedent created. For this reason, we now believe that the appropriate assumption for the auction rate is that it will stay at the maximum rate until maturity. Under this assumption, the value of the residual is $0. Second, on August 18, 2008, Moody’s placed the auction rate securities from the 2007 securitization on watch for potential downgrade due to the higher than expected cost of funds. If the securities are downgraded, the maximum rate will increase by at least 1%, and we believe that it is likely that the securities will trade at the maximum rate until maturity. If this occurs, we would not expect to receive any cash from the residual, and its value would be zero.

Goodwill & Intangibles
When we acquired Embark in February 2007, we recorded goodwill and intangibles in connection with the transaction. Goodwill represents the value we paid in excess of the value of the assets acquired. The intangibles are the value of certain licenses and intellectual property acquired. On an annual basis we are required to evaluate the value of the goodwill and intangibles. If we cannot justify the value of the goodwill and intangibles, then we may be required to write them down to the fair market value and take a charge to earnings in the amount of the write-down. As of September 30, 2008, prior to testing, we valued the goodwill at $5.8 million and the intangibles, net of amortization, at $1.9 million.

During fiscal year 2008, Embark had revenue of $5.9 million and a net loss of $(5.4) million. For the three months ended September 30, 2008 and the three months ended September 30, 2007, Embark had revenue of $1.6 million and $1.4 million, respectively. During fiscal year 2008, we invested heavily in the development of new technology, the launch of our Embark.com website in September 2007 and the development of a new software platform for the admissions management business. While our Embark subsidiary had a net loss, we believe that goodwill and intangible valuation is justified based upon projected cash flows to be generated by the business over the next four years. We believe that in future fiscal years we will be able to capitalize upon the users that opt-in to receive information about financial services and other products either by selling the leads to other financial services companies or by being able to market student loans to them on a profitable basis.

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

The FASB has embarked upon a project to amend FAS 140 that would potentially remove the concept of the QSPE from such statement effective for fiscal years beginning after November 15, 2009 and thereby eliminate gain on sale accounting as currently utilized. As a result of this, the FASB would then also remove the QSPE exception from FASB Interpretation 46R, Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51 (“FIN 46R”) . The FASB is expected to issue an exposure draft on this topic and the ultimate impact, if any, of these deliberations on our accounting practices is uncertain at this time.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2008 and September 30, 2007

INTEREST INCOME The Company’s interest income is mostly comprised of interest income on the private and federal loan portfolios and the accrual of interest income on the residual interest from the Company’s 2007 securitization. Total interest income increased to $4.7 million for the three months ended September 30, 2008 from $1.3 million for the three months ended September 30, 2007. This increase is primarily attributable to the growth of our private student loan portfolio, as loan portfolio interest income on private student loans increased from $0.7 million to $3.7 million. Loan portfolio interest income on private student loans was only $0.7 million for the three months ended September 30, 2007 due to the fact that we securitized most of our private student loans in our 2007 securitization at the end of fiscal year 2007. The increase in total interest income from the three months ended September 30, 2007 to the three months ended September 30, 2008 was also due to the increase in loan portfolio interest income on federal student loans which increased from $0.2 million for the three months ended September 30, 2007 to $0.5 million for the three months ended September 30, 2008 due to the growth of our federal student loan portfolio.

INTEREST EXPENSE The total interest expense increased to $5.3 million for the three months ended September 30, 2008 from $1.0 million for the three months ended September 30, 2007. The increase from the three months ended September 30, 2007 to the three months ended September 30, 2008 is primarily attributable to the growth of warehouse facility and asset-backed note borrowings to fund the growth of our private student loan portfolio and the increased cost of funds. Facility interest and origination bank costs and interest expense for asset backed notes increased from $1.0 million and $0, respectively for the three months ended September 30, 2007 to $1.7 and $2.4 million, respectively, for the three months ended September 30, 2008. Additionally, the increase in total interest expense for the three months ended September 30, 2008 was due to the increase from in other interest expense of $1.2 million which is comprised of interest costs related to the Senior Secured Notes and the Convertible Notes detailed in Note 14 and Note 15, respectively, of the Notes to the condensed consolidated financial statements.

NON-INTEREST INCOME The Company’s non-interest income is primarily comprised of income relating to the 2007 securitization as well as the subscription and service revenue fees from the Company’s Embark subsidiary and other non-interest income. Non-interest income decreased to $(4.3) million for the three months ended September 30, 2008 from $5.8 million for the three months ended September 30, 2007. Securitization income (net) decreased to $(4.3) million for the three months ended September 30, 2008, reflecting impairment write-downs of the Company’s Residual Interest in the 2007 securitization as compared to $4.1 million in securitization income for the comparable period in 2007 for gains-on-sale from the transfer of private student loans to the Company's 2007 securitization. Subscription and service revenue, primarily from Embark increased to $1.5 million for the three months ended September 30, 2008 from $1.4 million for the three months ended September 30, 2007. Origination processing fees generated by the Company’s origination of PrePrime TM loans for EEF I, LLC decreased to $0.06 million for the three months ended September 30, 2008 from $0.34 million for the three months ended September 30, 2007, due to the decrease and pause in loan originations during the quarter ended September 30, 2008. Additionally, for the three months ended September 30, 2008, the Company incurred $(1.5) million in non-interest income due to the payment of a waiver fee to the holders of the Senior Secured Notes.

NON-INTEREST EXPENSE In connection with the Company’s student lending business, non-interest expense decreased to $8.9 million for the three months ended September 30, 2008 from $11.0 million for the three months ended September 30, 2007.

Corporate general and administrative expenses decreased to $2.6 million for the three months ended September 30, 2008 from $3.5 million for the three months ended September 30, 2007.

Sales and marketing expense decreased to $1.3 million for the three months ended September 30, 2008 from $5.1 million for the three months ended September 30, 2007. The decrease in sales and marketing expense was due to the Company's decision to curtail marketing expenditures until additional capital could be raised. Referral marketing costs maintained at $0.4 million for the three months ended September 30, 2008 and 2007. These two categories combined represent the Company’s aggregate marketing expenditure and are $1.7 million and $5.5 million for the three months ended September 30, 2008 and September 30, 2007.

Operations expense decreased to $0.8 million for the three months ended September 30, 2008 from $1.6 million for the three months ended September 30, 2007. The decrease in operations expense is primarily due to the pause of loan originations in September 2008.

Technology development remained at $0.3 for the three months ended September 30, 2008 and 2007. The Company’s expenditure on technology development allowed it to build and improve its proprietary loan origination platform.

Within non-interest expense, stock compensation expense, which is a non-cash expense, was $0.5 million and $0.96 million for the three months ended September 30, 2008 and the three months ended September 30, 2007, respectively.

Legal expenses increased to $1.1 million for the three months ended September 30, 2008 from $0.19 million for the three months ended September 30, 2007. The significant increase in legal expenditures was due to the increased number of financing transactions that the Company pursued in order to increase its capital and liquidity and continued efforts to raise capital.

Depreciation and amortization expense increased to $0.9 million for the three months ended September 30, 2008 from $0.35 million for the three months ended September 30, 2007.

In connection with the Company’s college admissions software business, non-interest expense increased to $2.7 million for the three months ended September 30, 2008 from $2.0 million for the three months ended September 30, 2007. Expenditure at Embark has increased in order to launch Embark.com, develop the next generation of Embark’s admissions management software towards whole institution management, and expand its sales force.

NET LOSS Net loss applicable to common shares increased to $(19.1) million from for the three months ended September 30, 2008 from $(10.8) million for the three months ended September 30, 2007. Significant contributors to the net loss for the three months ended September 30, 2008 included:

•	the $(1.1) million net loss from Embark caused by investment in and expansion of products and services, and
•
the $(4.3) million net adjustment to securitization income associated with write-downs of the Company’s residual interest from the 2007 securitization mainly due to increased cost of funds in the auction rate market.

The three months ended September 30, 2008 had a securitization loss of $4.3 compared to the three months ended September 30, 2008 which benefited from $4.1 million of securitization income generated by the gain-on-sale from the 2007 securitization, which helped offset operating expenses. Net loss per basic and diluted shares was $(0.60), and $(0.42) for the three months ended September 30, 2008 and the three months ended September 30, 2007, respectively, based upon weighted average number of shares outstanding of 31.7 million and 25.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company had a $200 million warehouse line through its affiliate, EE SPV, with DZ Bank to fund private student loans and PrePrime™ student loans and a $51 million warehouse line from MLBU to fund private student loans and federal student loans. At September 30, 2008, the DZ Bank line had approximately $13 million of open capacity and the MLBU line had $15 million of open capacity. The MLBU facility has a maturity date of November 25, 2008. The Company’s DZ Bank facility is a five-year facility that does not come up for renewal until April 2012. As described in further detail below, the Company has paused its origination of new loans and cannot borrow under its warehouse facilities until it raises additional equity capital.

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

On September 5, 2008, the Company paused origination of new private loans due to limited warehouse capacity and capital. On September 8, DZ Bank halted all additional fundings until the Company was able to raise additional equity capital.

On September 8, 2008, the Company disclosed that it planned to raise up to $250 million in a private offering of equity or convertible debt securities. There can be no assurances that the Company will be able to raise any capital through an offering of equity or convertible debt. The proceeds raised would be used to fund working capital needs, meet the capital requirements of potential future warehouse lines, to directly finance student loans and potentially to acquire a depository institution to expand the company's funding options. The Company believes that it would be feasible to fund loans using equity in lieu of a warehouse line and then sell those loans into a term securitization or on a whole loan basis in order to permanently finance them, recycling the capital used to fund new loans. However, there can be no assurance that such permanent financing will be available on terms acceptable to the Company, or at all.

On September 12, 2008, the Company and the holders of the Senior Secured Notes entered into an amendment to waive until October 17, 2008 the covenants with respect to indebtedness as it relates to payables, of which the Company would have been in violation absent such waiver.  The covenant has been amended to require payables not to exceed $11 million on or prior to October 17, 2008 and $5 million after October 17, 2008.  A new covenant has also been added which will require the Company to maintain a minimum unrestricted cash balance of $4.35 million.  Additionally, the Company agreed to repay the Senior Secured Notes in full upon the event that the Company receives $30 million or more in gross proceeds from the sale of equity or debt securities.  In consideration for the waiver and amendment, the Company paid the holders of the Senior Secured Notes an amendment fee of $1.5 million and prepaid $0.36 million of interest on the Senior Secured Notes and the $0.26 million facility fee that would have been due on October 20, 2008.

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

On September 17, 2008, Education Empowerment SPV, LLC (“ EE SPV ”), a Delaware limited liability company and an affiliate of the Company, as borrower, entered into the Third Amendment and Restatement of the Receivables Loan and Security Agreement (the “Third Amendment”), dated as of April 11, 2007, with Autobahn Funding Company LLC (“Autobahn”), as the lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main (“DZ Bank”), as agent for the lender, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the backup servicer, pursuant to which DZ Bank provides the Company and its affiliate with a $200 million total commitment warehouse loan facility (the “DZ Facility”).

The Third Amendment, along with amendments to certain ancillary documents, amended the DZ Facility to:

•	waive through October 31, 2008 the tangible net worth and liquidity ratio covenants with respect to the Company, as the Company would be in violation of these covenants absent such waiver;
•
provide that there will be no more borrowings supported by private student loans until the Company is in compliance with the conditions to the next borrowing including the tangible net worth and liquidity ratio covenants and the outstanding borrowings supported by the private student loans pledged to the facility are paid down to an 89% advance rate, which will be the new advance rate for borrowings supported by private student loans (the Company estimates that, given the current balance of private student loans pledged to the DZ Facility, the requirement to reduce the advance rate from 96.5% to 89% will require the Company to pay approximately $7 million to reduce the outstanding balance of the debt);

•
increase the interest rate that EE SPV must pay on borrowed money under the DZ Facility as follows: (i) for PrePrime TM loans, from a commercial paper rate (the “CP Rate”) plus a margin of 2.25% to the CP Rate plus a margin of 3.75% and (ii) for private student loans, the CP Rate plus a margin of 1.25% to the CP Rate plus a margin of 3.00%;

•	require an increased minimum FICO score for future private student loans funded and increased interest margin for future private student loans funded; and
•	provide that there will be no further fundings of PrePrime™ loans under the DZ Facility, but the financing of existing PrePrime™ loans pledged to the line will remain in place.

On October 17, 2008, the Company and the holders of the Senior Secured Notes entered into a second amendment agreement which further waived until November 3, 2008 the covenant with respect to the amount of the Company’s indebtedness as it relates to payables. Pursuant to the agreement, the covenant was amended to require payables not to exceed $11 million on or prior to November 3, 2008 and $5 million after November 3, 2008. Among other things, the agreement also amended the definition of “Interest Payment Date” in the Senior Secured Notes thereby requiring the Company to pay interest on the Senior Secured Notes on a monthly basis rather than quarterly.

On October 31, 2008, the Company and DZ Bank agreed to extend the waiver for the tangible net worth and liquidity ratio covenant through November 15, 2008.

On November 3, 2008, the Company and the holders of the Senior Secured Notes agreed to extend the November 3 deadlines set forth in the second amendment agreement until November 10, 2008, subject to all the other terms and conditions set forth in the second amendment agreement.

Unless the Company is able to raise additional equity capital, it will not be possible to be in compliance with the amended covenants after November 10, 2008, as the amount of cash needed to reduce payables if paid out would cause the Company to violate the minimum unrestricted cash covenant.  In this event, unless the Company were able to secure an additional waiver and amendment from the holders of the Senior Secured Notes, an event of default will occur with respect to the Senior Secured Notes, and if the holders of the Senior Secured Notes chose to accelerate their debt the Company would need to file for bankruptcy. In addition, acceleration of amounts due under the Senior Secured Notes would result in cross defaults under approximately $19 million aggregate principal amount of bridge notes as of November 10, 2008, together with accrued and unpaid interest hereon, and such amount would be due and payable by us, unless we obtained waivers from the holders of the Notes.

As of November 7, 2008, the Company’s payables are approximately $4.3 million in excess of available cash.

As of November 10, 2008, the Company’s liquidity and capital resources are extremely limited. The Company has $13 million of borrowing capacity on the DZ Bank line but will not be able to access it until additional equity capital is raised. The Company continues to have discussions with several potential lenders regarding obtaining new warehouse facilities but as of yet does not have a commitment. Any new warehouse facility would have an additional equity capital raise as a condition precedent. The Company will not be able to originate new loans until it raises additional equity capital.

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

CASH AND CASH EQUIVALENTS AND ACCOUNTS RECEIVABLE As of September 30, 2008, the Company had unrestricted cash and cash equivalents of $7.8 million, restricted cash of $46.2 million, and accounts receivable of $1.4 million compared to unrestricted cash of $10.2 million, restricted cash of $2.4 million, and accounts receivable of $2.0 million as of June 30, 2008. $45.6 million of the September 30, 2008 balance of restricted cash represented funds from the MRU Student Loan Trust 2008-A. Accounts receivable are related to business activity generated by our Embark subsidiary.

The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s uninsured cash balances were $50,016,000 and $10,470,000, for the three months ended September 30, 2008 and June 30, 2008, respectively.

STUDENT LOAN RECEIVABLES As of September 30, 2008, the Company had a balance of private student loans receivables (net of allowance for losses or reserves) of $176.4 million compared to $122.1 million as of June 30, 2008. The amount on the Company’s balance sheet increased as a result of the increased loan volume during the peak summer origination season. The closing of the Company’s second securitization of private student loans on July 10, 2008 did not result in a reduction in the balance of private student loan receivables because the transaction was accounted for as a financing rather than a sale of assets.

At September 30, 2008, the Company had a balance of $35.0 million of federal student loan receivables compared to $35.4 million at June 30, 2008.

DERIVATIVE ASSETS At September 30, 2008, the Company had derivative assets of $1.2 million representing the fair value of an interest rate floor acquired in connection with the Company's 2008 securitization of private student loans.

FIXED ASSETS At September 30, 2008, the Company had $2.4 million of net fixed assets compared to $2.7 million at June 30, 2008.

OTHER ASSETS At September 30, 2008, the Company had $18.1 million in other assets compared to $15.3 million at June 30, 2008. Other assets primarily include security deposits, intangibles, goodwill, deferred financing fees and prepaid expenses and other assets. Security deposits were $1.0 million at September 30, 2008 associated with the Company’s leases for office space and loan servicing contracts. The intangible assets and goodwill total $7.7 million at September 30, 2008 and are mainly related to the TPR transaction (described in Note 5 - Intangible Assets to the condensed consolidated financial statements). The deferred financing fees (net of amortization) total $0.7 million at September 30, 2008. Prepaid expenses and other assets total $7.7 million at September 30, 2008.

LIABILITIES Total liabilities were $331.8 million at September 30, 2008 compared to $200.9 at June 30, 2008. The increase is primarily due to additional borrowing on our credit facility with DZ Bank for funding of loan originations and the issuance of asset backed notes in our securitization of our private student loans, a portion of the proceeds of which were used to paydown our credit facility with Merrill Lynch. Client deposits and deferred contract revenues were $5.3 million related to prepaid annual school contracts and application fees collected on behalf of client schools generated by our Embark subsidiary. As of September 30, 2008, the Company had $11.08 million in accounts payable and $5.3 million in accrued expenses, compared to $6.8 million and $2.8 million, respectively as of June 30, 2008. Accounts payable includes amounts disputed by the Company which as of September 30, 2008 was $0.17 million. The Company is currently in the process of resolving these disputes with certain of its vendors.

OFF-BALANCE SHEET ARRANGEMENTS/TRANSACTIONS

In 2007, we securitized student loans through a bankruptcy remote, qualified special purpose trust. The transaction structure met the requirements for deconsolidation as outlined by FAS 140. See Note 2 - Summary of Significant Accounting Policies - Securitization Accounting in the condensed consolidated financial statements for a discussion of our determination to not consolidate the securitization trust.

INFLATION

The Company does not believe inflation has a significant effect on its operations.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements in the condensed consolidated financial statements.

RECENT DEVELOPMENTS
See Note 22 - Subsequent Events in the condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Risks Related to Cash and Cash Equivalents

We have market risk exposure related to changes in interest rates applicable to our cash and cash equivalents. We manage our market risk through a conservative investment policy, the primary objective of which is preservation of capital. As of September 30, 2008, cash and cash equivalents consisted primarily of bank demand deposits which are immediately available and certificates of deposit of up to 7-days maturity. As a result, we do not believe a change in interest rates would have a material impact on the fair value of cash and cash equivalents.

Risks Related to Student Loans held for Sale

We also have market risk exposure to our student loans held for sale. Our loans held for sale at September 30, 2008, consisted of $35.0 million of federal student loans. Our loans held for sale are recorded at lower of cost or market. We have transferred all of our private student loans to a held for investment categorization, but they may still be subject to an adjustment for market value in the event that the fair market value is deemed to be other than temporarily reduced below their carrying value. Since all of our student loans are floating rate and are financed using floating rate liabilities, we do not believe that a change in interest rates would materially impact the value of the loans. The value of the loans is primarily sensitive to credit spreads associated with the cost of financing such loans, whether on a short term basis or long term through securitization.

Risks Related to Residual Interests in Securitization

Because there are no quoted market prices for our residual interests, we use discounted cash flow modeling techniques and various assumptions to estimate their values. We base these estimates on the individual terms of the loans, borrower and co-borrower credit characteristics, the federal cohort default rate as reported by the U.S. Department of Education for the institution attended, the borrower’s programs of study, industry data regarding the performance of other private student loans, the terms of the securitization and the expected cost of funds. Increases in our estimates of defaults, prepayments and discount rates, increases in the spread between LIBOR indices and auctions rates, as well as decreases in default recovery rates, would have a negative effect on the value of our residuals. For an analysis of the estimated change in residual receivables balance at September 30, 2008 based on changes in these loan performance assumptions, see Note 19 in the Notes to the condensed consolidated financial statements contained in this quarterly report on Form 10-Q.

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

On October 24, 2008, BB&T Capital Markets (“BB&T”) filed suit against the Company in the U.S. District Court for the Southern District of New York (Civil Action No. 08 CV 9123) alleging a breach of contract arising out of several agreements between BB&T and the Company entered into partly in connection with the Company’s 2008 securitization. BB&T’s suit alleges that the Company failed to pay a placement agent fee and a portion of a consulting fee, which in the aggregate, amounts to $977,682 plus accrued interest. These fees and accrued interest are reflected in the Company's liabilities as of September 30, 2008. An initial pre-trial conference has been scheduled for December 8, 2008.

Item 1A.                 Risk Factors.

Except with respect to the risk factors titled:

(i)
“The NASDAQ Stock Market has advised us that we are not in compliance with one of its listing standards. If we cannot become compliant, we will face delisting, which would severely decrease the liquidity of our common stock,”

(ii)	“The acquisition of a federally chartered savings bank could divert the attention of senior management from our business operations, and we may be unable to manage our future growth effectively,”

(iii)	“If we attempt to acquire a federally chartered savings bank, we may not receive approval from the Office of Thrift Supervision for such acquisition,”

(iv)	“We do not have experience with being regulated as a federally chartered savings bank,”

(v)	“Part of our strategy is to acquire a federally chartered savings bank. We may not be successful in acquiring a federally chartered savings bank,”

(vi)	“If we acquire a federally chartered savings bank, and if we fail to successfully integrate such bank, our operations and financial results could be adversely affected,” and

(vii)	“Education-related loans may be dischargeable in bankruptcy, in which case we would not be able to recover its assets;”

which have been added since the filing of our annual report on Form 10-K for the year ended June 30, 2008, and the risk factors titled:

(i)
“If we cannot raise additional equity capital in the near term, we will have to file for bankruptcy protection; holders of our common and preferred stock may be severely diluted or their equity eliminated entirely in connection with a bankruptcy filing,”

(ii)
“We were not in compliance with certain originally negotiated covenants under our Senior Secured Notes in relation to our outstanding payables balance. We have received a waiver of these events of default from the holders of the Senior Secured Notes that will expire on November 10, 2008. Barring an additional waiver, if we cannot raise additional capital, an event of default will occur and the holders of the Senior Secured Notes will be able to accelerate the debt, which would trigger cross defaults under certain of our other indebtedness,”

(iii)
“We are not in compliance with certain originally negotiated covenants under the DZ Bank loan facility in relation to our tangible net worth and our liquidity ratio. We have agreed to a waiver of these events of default from the lender that will expire on November 15, 2008. Barring an additional waiver, if we cannot raise additional equity capital prior to the expiry of the waiver, we will be required to pay an increased interest rate on this debt, and the lender may accelerate all amounts due under this loan, which would trigger cross defaults under certain of our other indebtedness,”

(iv)
“If we do not obtain equity or convertible debt financing, we may not be able to pay off our loan facility with Merrill Lynch Bank USA when it comes due on November 25, 2008, which would require us to pay an increased interest rate on this debt, and would allow the lender to accelerate all amounts due under this loan, which would trigger cross defaults under certain of our other indebtedness,”

(v)	“If we cannot obtain additional credit facilities from new lenders, we may not be able to resume the origination of new loans,”

(vi)
“In connection with both our recognition of revenue from securitization transactions and our appraisal of the fair market value of the student loans on our balance sheet, if the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary materially from those reflected in our financial statements,”

(vii)	“Our assumptions regarding the future cost of funding of auction rate notes are highly uncertain and greatly affect the valuation of our residual interest in our securitization,”

(viii)	“We have a history of losses and, because we expect our operating expenses to increase in the future, we may not be profitable in the near term, if ever,”

(ix)	“If we do not comply with applicable governmental regulations, our business may suffer,”

(x)	“Senior management may be difficult to replace if they leave,” and

(xi)	“The price of our common stock has been and may continue to be volatile;”

 which we have made material changes to as compared to the version disclosed in our annual report on Form 10-K for the year ended June 30, 2008, there have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended June 30, 2008. In addition to the other information discussed in this quarterly report on Form 10-Q, please consider the risk factors provided below which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

RISKS RELATING TO OUR LIQUIDITY AND CAPITAL RESOURCES

Our independent registered public accounting firm issued a going concern opinion on our consolidated financial statement dated June 30, 2008 and, if we cannot obtain additional financing in the near term, we may have to curtail or cease operations and may ultimately cease to exist.

We require additional equity capital in the near term to maintain our current operations. Our independent registered public accounting firm has issued a going concern opinion indicating that there is substantial doubt that we can continue as a going concern. We are currently seeking additional equity or convertible debt financing that would allow us to continue to operate as a going concern. In addition, any issuance of additional equity or convertible debt must be approved by certain of our creditors.  There is no assurance that such equity capital or convertible debt will be available and, to the extent it is available, it is very likely that our currently outstanding common and preferred stock will be severely diluted in connection with an equity financing. To the extent adequate equity, convertible debt or other financing is not available, we would have to curtail or cease completely our operations and may ultimately cease to exist.

If we cannot raise additional equity capital in the near term, we will have to file for bankruptcy protection; holders of our common and preferred stock may be severely diluted or their equity eliminated entirely in connection with a bankruptcy filing.

As of November 7, 2008, we estimate that we had current payables (net of disputed items) of approximately $10.9 million and we only had approximately $6.7 million of unrestricted cash available. In addition, as of September 30, 2008 we had negative stockholders’ equity of $21.0 million. If we are unable to obtain sufficient additional equity financing, however, we will likely have to file for bankruptcy protection. Additionally, it is possible that our creditors could choose to initiate involuntary bankruptcy proceedings against us or against one or more of our subsidiaries, which would force us to make defensive voluntary filing(s) of our own. In addition, if we restructure our debt or file for bankruptcy protection, it is very likely that holders of our common and/or preferred stock will be severely diluted if not eliminated entirely.

We were not in compliance with certain originally negotiated covenants under our Senior Secured Notes in relation to our outstanding payables balance. We have received a waiver of these events of default from the holders of the Senior Secured Notes that will expire on November 10, 2008. Barring an additional waiver, if we cannot raise additional capital, an event of default will occur and the holders of the Senior Secured Notes will be able to accelerate the debt, which would trigger cross defaults under certain of our other indebtedness.

On October 17, 2008, the Company and the holders of the Senior Secured Notes entered into an amendment to waive until November 3, 2008 the covenants with respect to indebtedness as it relates to payables, of which we would have been in violation absent such waiver. The covenant was amended to require payables not to exceed $11 million on or prior to November 3, 2008 and $5 million after November 3, 2008. A new covenant was also added pursuant to a separate amendment entered into between the Company and the holders of the Senior Secured Notes entered into on September 12, 2008 that requires us to maintain a minimum unrestricted cash balance of $4.35 million. On November 3, 2008, the Company and the holders of the Senior Secured Notes agreed to extend the November 3 deadlines set forth in the previous amendment until November 10, 2008, subject to all the other terms and conditions set forth in the previous amendments.

Unless we are able to raise additional equity capital, it will not be possible to be in compliance with the amended covenants after November 10, 2008, as the amount of cash needed to reduce payables if paid out would cause us to violate the minimum unrestricted cash covenant. In this event, unless we were able to secure an additional waiver and amendment from the holders of the Senior Secured Notes, an event of default will occur with respect to the Senior Secured Notes, and if the holders of the Senior Secured Notes chose to accelerate their debt we would need to file for bankruptcy. In addition, acceleration of amounts due under the Senior Secured Notes would result in cross defaults under approximately $19 million aggregate principal amount of bridge notes as of November 10, 2008, together with accrued and unpaid interest thereon, and such amount would be due and payable by us, unless we obtained waivers from the holders of the bridge notes.

We are not in compliance with certain originally negotiated covenants under the DZ Bank loan facility in relation to our tangible net worth and our liquidity ratio. We have been granted a waiver of these events of default from the lender that will expire on November 15, 2008. Barring an additional waiver, if we cannot raise additional equity capital prior to the expiry of the waiver, we will be required to pay an increased interest rate on this debt, and the lender may accelerate all amounts due under this loan, which would trigger cross defaults under certain of our other indebtedness.

As of November 7, 2008, approximately $98 million of MRU’s private student loans are financed through a loan facility with DZ Bank under which our affiliate, EE SPV, is the borrower. As of November 7, 2008, there was approximately $95 million in principal, interest and fees owed under the loan facility with respect to the private student loans financed. Under the terms of the loan facility, an event of default occurs if MRU does not: (i) maintain a Tangible Net Worth (as defined in the loan facility) of at least $5,000,000 or (ii) maintain a Liquidity Ratio (as defined in the loan facility) of at least 1.50. As of September 30, 2008, the MRU had Tangible Net Worth of $(28.7) million and a liquidity ratio of 0.8.

On September 17, 2008, we entered into an amendment of this facility and a waiver of the covenants above until October 31, 2008. On October 31, 2008, the Company and DZ Bank agreed to extend the waiver of these covenants through November 15, 2008. If after the expiry of the waiver additional equity capital has not been raised to cure noncompliance and an event of default results, the lender may, among other things, accelerate all amounts due under the loan facility, and we would be required to pay an increased interest rate equal to the arithmetic average of the rates of interest publicly announced by JPMorgan Chase Bank and Citibank, N.A. plus 3%. As of November 7, 2008, the default rate was 7%. In addition, if the lender accelerates the amounts due under the loan facility and such amounts are not immediately paid, the lender is entitled to sell the assets pledged to the lender under the loan facility in an effort to obtain amounts owed to it. Because the facility is non-recourse to us, if the lender foreclosed and sold the assets, we would not be required to pay any increased costs associated with a default rate of interest or any potential deficiency balance associated with a sale of the assets in the event that the cash flow of the financed private student loans was not sufficient to satisfy the obligation in full, but we would no longer have access to this source of funding. If the lender accelerates the amounts due under the loan facility, MRU would also experience cross defaults under approximately $19.0 million aggregate principal amount of bridge notes as of November 10, 2008, together with accrued and unpaid interest thereon, and such amount would become due and payable by MRU, unless we obtain waivers from the holders of the bridge notes.

If we do not obtain equity or convertible debt financing, we may not be able to pay off our loan facility with Merrill Lynch Bank USA when it comes due on November 25, 2008, which would require us to pay an increased interest rate on this debt, and would allow the lender to accelerate all amounts due under this loan, which would trigger cross defaults under certain of our other indebtedness.

As of November 7, 2008 approximately $35 million of MRU’s federal student loans are financed through a loan facility with Merrill Lynch Bank USA (the “Merrill Facility”), under which our wholly owned subsidiary, MRU SPV Funding, Inc. is the borrower. On September 15, 2008, the maturity date of the Merrill Facility was extended from September 26, 2008 to November 25, 2008 and certain other amendments were made to the Merrill Facility. Upon maturity, all principal and accrued interest and fees are immediately due and payable by the borrower. Because the borrower does not have the funds available to repay such amounts, an event of default will occur resulting in the rate of interest to be increased by 2% to one-month LIBOR plus 3% and the lender having the right to sell the assets pledged under the facility.

Because the facility is non-recourse to MRU, if the lender foreclosed and sold the pledged assets, we would not be required to pay any increased costs associated with a default rate of interest or any potential deficiency balance associated with a sale of the assets in the event that the cash flow of the financed private and federal student loans was not sufficient to satisfy the obligation in full.   If the lender accelerates the amounts due under our loan facility with MLBU, the primary impact upon MRU would be that approximately $19 million aggregate principal amount of bridge notes as of November 10, 2008, together with accrued and unpaid interest thereon, would become due and payable by MRU pursuant to cross-default provisions, unless we obtain waivers from the holders of the bridge notes.

If we cannot raise additional equity capital or obtain additional credit facilities from new lenders, we may not be able to resume the origination of new loans.

On September 5, 2008, we paused the origination of private student loans, at which time we had approximately $13 million in available warehouse capacity for the funding of private student loans under our loan facility with DZ Bank. On September 8, 2008, DZ Bank notified us that we could no longer draw funds from our loan facility with DZ Bank. On September 17 and October 31, DZ Bank gave us a waiver of certain events of default pursuant to the terms of which we will not be able to use their facility until we raise additional equity capital. Our Merrill Facility matures on November 25, 2008.

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

Our decision not to sell additional loans to our 2008 securitization could negatively impact our relationship with our existing asset-backed investors and our reputation as an issuer of asset-backed securities, potentially impacting future demand for our securitization offerings.

We structured our 2008 securitization to allow us to sell up to an additional $29 million of our private student loans to the trust prior to September 30, 2008. The transaction structure provided that if additional loans are not sold into the securitization the cash reserved to purchase those loans will be returned to investors as a prepayment of principal, proportionate with each noteholder’s capital invested in the transaction. In the offering memorandum for the securitization, we disclosed to investors the potential risk that we would not be able to deliver additional loans and that such a prepayment of principal would occur in such event. Failure to deliver additional loans to the transaction does not constitute an event of default. Given our current liquidity and financial resources, we were not able to transfer any additional loans to the trust prior to September 30, 2008 and the cash reserved to purchase additional loans was returned to investors as a prepayment of principal. We believe that our failure to transfer additional loans to the securitization is in the best interest of our stockholders and may be in the best interest of our asset backed investors, as well, but we cannot predict how asset-backed investors will perceive the development and how it will impact future appetite in the market for our securitizations.

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

We record our federal student loans that we hold on our books at the lower of cost or market because they are held for sale. This quarter, we have transferred our private student loans to a held for investment classification. Each quarter we are required to calculate the fair market value of the loans. If the fair value of the held for sale assets is below their carrying value we record a LOCOM adjustment which is included in income as an expense. For held for investment assets, we would only write down the asset balance if we deemed an impairment in valuation was other than temporary. Because prices for such whole loan assets are not readily available, we use a cash flow valuation technique similar to the valuation of our residual in our 2007 securitization. We estimate the potential securitization capital structure for assets and then apply collateral performance assumptions, estimate the cost of funds, and the potential discount rate for any residual cash flows. The sum of the estimated net bond proceeds plus the estimated residual value is considered to be the fair market value of the assets. The determination of this fair market value is subject to the same risks as described above with respect to the determination of the value of the residual from the 2007 securitization. As of September 30, 2008, we estimated that the fair market value of our federal student loans was equal to their carrying value on our balance sheet. As of September 30, 2008, we estimated that the fair market value of the private student loans on our books was $148 million, which is $19 million below their carrying value on our balance sheet. We view this impairment to be temporary, however, so we have not written down our carrying value for the private student loans.

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

Since April 2008, the auctions of our single-A rated auction rate notes have consistently failed. These auctions may continue to fail and there can be no assurance that the auctions of our triple-A rated auction rate notes will not fail in the future, given that triple-A auction rate securities of other student loan issuers have been experiencing auction failures since February 2008. When the auctions of our single-A rated auction rate notes failed, their interest rate was set at the maximum rate for their rating category, which is one-month LIBOR plus 2.50%. While our triple-A rated auction rate notes have not experienced a failed auction, they have been pricing at very nearly the maximum rate for their rating category, which is one-month LIBOR plus 1.50%.

In late August 2008 through early September, most of the major investment banks that serve as broker dealers with respect to the auction rate securities entered into settlement agreements with the Attorney General of the State of New York whereby they agreed to repurchase the auction rate securities they had sold to investors. Because these broker dealers have been forced to repurchase securities they had sold to investors, they do not have the incentive to provide support for a market for these securities. Given this turn of events, we have now come to the view that it is highly unlikely that the auction rate market will ever recover. Based upon these events, we assumed at September 30, 2008 that our auction rate securities will trade at the maximum rate until maturity. As a result, on September 30, 2008, we decreased the estimated fair value to of our securitization receivable to $0. See Note 19- Securitizations Qualifying for Sale Treatment to the condensed consolidated financial statements.

On August 18, 2008, Moody’s announced that they were placing the auction rate tranches of our 2007 securitization on watch for potential downgrade, due to the continued higher than expected cost of funds. In the event Moody’s does downgrade the “Aaa” rated notes, the maximum rate with respect to those securities will increase from LIBOR plus 1.50% to LIBOR plus 2.50%. In the event that Moody’s does downgrade the “A2” rated notes below “A3”, the maximum rate with respect to those securities will increase from LIBOR plus 2.50% to LIBOR plus 3.50%. In such event, we believe that it is likely that the auction rate securities would trade at or near their new maximum rate. In which case, our residual would not be expected to receive any cash flow and would have a value of zero.

RISKS RELATING TO OUR BUSINESS AND OPERATIONS

We have a history of losses and, because we expect our operating expenses to increase in the future, we may not be profitable in the near term, if ever.

We have accumulated net operating loss deficits of $171.8 million through September 30, 2008. The fourth quarter of the 2007 fiscal year, in which we had net income of $0.8 million, was our first and, thus far, only profitable quarter due to our June 2007 securitization. There can be no assurance that we will generate net income for our stockholders on a consistent basis, or at all.

We expect to generate a significant portion of our income from gains on the sale of our student loans to securitizations; our financial results and future growth would be adversely affected if we are unable to securitize or if as was the case with our 2008 securitization that due to investor demand we were not able to structure the transaction to meet the criteria for sale treatment.

We completed our first securitization in June 2007, in which we recognized a gain of $16.2 million from the sale of $137.8 million of private student loans to a trust established by us; in September 2007, we sold $32.4 million of additional private student loans to the trust and recorded a gain of $4.1 million; in November 2007, we sold $380,000 of additional private student loans to the trust without gain.

We completed our second securitization in July 2008. Unlike our first securitization, which was accounted for as a sale of assets to an off-balance sheet trust resulting in a gain-on-sale for income purposes, our second securitization was not able to meet the criteria for sale treatment due to the need to provide flexibility in hedging certain tranches of fixed rate asset-backed notes, which were issued to meet investor demand and was instead accounted for as a financing whereby the loans remained on our balance sheet and the asset-backed notes were booked as liabilities. No gain or loss was recorded in connection with the transaction. We anticipate that future transactions, if any, will be treated as sales for accounting, so long as the transaction structure can meet the criteria for sale treatment.

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

On September 8, 2008, we were informed that we could no longer draw funds under our loan facility with DZ Bank.  As a result of this event, we were unable to fund approximately $2.7 million in loans that we had informed applicants that we had planned to fund.  We worked with affected borrowers to help them find alternative means of meeting their funding needs.  We may be subject to negative publicity which may harm our reputation with schools and customers and the affected customers may attempt to seek damages claims due to our failure to fund them.

Our pause in the origination of private student loans may be damaging to our brand and may make it more difficult for us to reestablish originations.

On September 5, 2008, we paused the origination of private student loans to better manage existing liquidity and capital resources. If we are able to raise additional equity capital and/or obtain additional warehouse capacity, we plan on re-launching our private student loan product. The potential negative perception created by not being able to provide financing for customers that have sought financing at our www.myrichuncle.com website may lead to reduced response rates in the future and increase the cost of customer acquisition. While we believe that we will be able to reestablish confidence in our brand, in the short-term, this could result in lower growth rates or require more money to be spent on marketing to achieve targeted volume, overall making our business less efficient than it had been.

Proposed changes to GAAP Accounting by the Financial Accounting Standards Board, if passed in the future, could make it more difficult to account for a securitization transaction as a sale of assets, which could prevent the Company from recognizing a gain from such transactions.

The Company has securitized student loans through a qualified special purpose, bankruptcy remote trust. For our 2007 securitization, we do not consolidate the financial results of the trust with our own financial results. Our 2008 securitization also uses a qualified special purpose, bankruptcy remote trust but, due to our retaining certain rights of control, did not qualify for sale treatment under Financial Accounting Standards Board, or FASB, Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, or FAS 140, as currently constructed, and consequently, we consolidate the assets and liabilities of the trust. See Note 2 - Summary of Significant Accounting Policies - Securitization Accounting for a discussion of our determination to not consolidate the securitization trust.

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

As disclosed in Part I, Item 9A of our annual report on Form 10-K for the year ended June 30, 2008, during the fourth quarter of our 2008 fiscal year, management identified a material weakness in our internal control over financial reporting relating to our control over our cash assets. Although management implemented controls and has remediated the material weakness as of June 30, 2008, we cannot assure you that additional material weaknesses will not be identified in the future.

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

Education-related loans may be dischargeable in bankruptcy, in which case we would not be able to recover its assets.

Education-related loans are only non-dischargeable in bankruptcy if they meet certain specifications in the bankruptcy laws and the borrower does not demonstrate that protecting the loan from discharge would impose an undue hardship on the borrower or the borrower’s dependents. If any of our loans do not qualify as non-dischargeable, bankruptcy courts may prevent us from collecting outstanding payments under such loans, which would adversely affect recovery rates on defaulted loans and consequently our operations and financial results.

We may not be able to effectively manage our growth.

Our strategy requires growing our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. If we are unable to manage our growth and our operations, our financial results could be adversely affected.

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

Additionally, until we creased originations in September 2008, in 2008 we had been increasing the interest rates and origination fees charged on newly originated private student loans to become profitable given the current cost of funds and generate adequate return on equity given the increased capital that will be required to operate our business and the lower expected advance rates on new warehouse facilities and securitizations. We believe that our competitors will be forced by the same market dynamics to adopt similar pricing, but if that is not the case the demand for our private student loans could decrease.

The growth of our business could be adversely affected by changes in federal student loan programs or expansions in the population of students eligible for loans under federal student loan programs.

More than 90% of our loan volume came from private student loans originated to finance post-secondary education. The availability and terms of federal student loans that the federal government originates, guarantees, subsidizes or is willing to purchase affects the demand for private student loans because students and their families often rely on private loans to bridge a gap between available funds, including family savings, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal education loans that any student can receive and determines the criteria for federal student loan eligibility. These guidelines are generally adjusted in connection with periodic funding authorizations from the United States Congress for programs under the Higher Education Act. The Higher Education Reconciliation Act of 2005 (part of the Deficit Reduction Act of 2005, Public Law 109-171) increased the annual amounts that first and second year college students and graduate or professional students may borrow and made Parent Loans for Undergraduate Students, or PLUS, loans available to graduate and professional students. The loan limit increases took effect July 1, 2007 while most other provisions took effect July 1, 2006. In addition, the College Cost Reduction and Access Act of 2007  (Public Law 110-84) increased the availability of certain federal education grants, reduced the loan interest rates available in connection with certain federal undergraduate education loans, and made other revisions to the Higher Education Act, generally effective October 1, 2007. Public Law 110-227, the "Ensuring Continued Access to Student Loans Act of 2008," increased the annual and aggregate limitations on the amount of unsubsidized Stafford education loans undergraduate students may receive, made other changes to the Higher Education Act, and gave the Department of Education (the “Department”) authority to purchase (and enter into forward commitments to purchase) certain subsidized and unsubsidized Stafford loans and PLUS loans under certain conditions, in order to increase the availability of loan capital to meet the demand for such loans. The Department's authority to purchase such loans is presently scheduled to expire on July 1, 2009 unless this authority is renewed by Congress. Public Law 110-315, the Higher Education Opportunity Act of 2008, was signed by President Bush on August 14, 2008, and further amended and extended the Higher Education Act. These and other recent federal legislation could weaken the demand for private student loans. In addition, legislation such as the College Cost Reduction and Access Act of 2007 has reduced the loan interest rates available in connection with certain federal undergraduate student loans, which could result in increased competition in the market for private student loans, which could adversely affect the volume of private loans and securitization transactions and, as a result, the growth of our business.

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

Our business operations and product offerings are subject to various governmental regulations. If we or our business partners do not comply with applicable governmental regulations, our business may suffer. If we become subject to additional government regulation, including through the acquisition of a depository institution, our compliance costs could increase significantly and if we acquire a depository institution, including a federally chartered savings bank, we will be subject to agency oversight and examination of our operations. Regulatory compliance activities could also divert our human and other resources from revenue-generating activities.

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

The acquisition of a federally chartered savings bank could divert the attention of senior management from our business operations, and we may be unable to manage our future growth effectively.

In the future, we may seek to acquire a federally chartered savings bank in order to diversify our sources of funding. The acquisition of a federally chartered savings bank will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees, and may divert the attention of senior management from our business operations. In addition, rapid and significant growth may place strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If the attention of our senior management is diverted from our business operations or we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy.

If we attempt to acquire a federally chartered savings bank, we may not receive approval from the Office of Thrift Supervision for such acquisition.

Prior to a proposed acquisition of a federally chartered savings bank, we would be required to submit an application to the federal Office of Thrift Supervision (“OTS”) for approval to acquire such bank. We cannot assure you that we would receive OTS approval if we attempted to acquire a federally chartered savings bank, which is based on a number of factors, including an assessment of the financial and managerial resources and future prospects of us and the federally chartered savings bank, and the impact of a proposed acquisition on competition in the parties’ respective markets. Moreover, as a condition to approving a proposed acquisition, the OTS may impose restrictions on us and may require prior approval of any future material changes to the federally chartered savings bank’s business plans, which could limit our operating flexibility and increase our costs. Even if we do receive approval, it may not be in a timely manner. If the OTS does not approve a proposed acquisition of a federally chartered savings bank in a timely manner, or at all, or imposes burdensome restrictions on us, our net income, growth strategy and business prospects could be materially adversely affected.

We do not have experience with being regulated as a federally chartered savings bank.

If we acquire a federally chartered savings bank, we would be subject to regulation as a federally chartered savings bank and our business would be limited to activities that are financial or real-estate related. We would also be required have to register with the OTS and would be required to file periodic reports. In addition, we would be subject to examination by the OTS, which will have certain types of enforcement powers over us, including the ability to issue cease-and-desist orders, force divestiture of the federally chartered savings bank and impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices.

In addition, federally chartered savings banks are subject to extensive regulation, supervision and examination by the OTS and the Federal Deposit Insurance Corporation. Such regulation covers all aspects of the banking business, including activities and investments, lending practices, safeguarding deposits, capitalization, risk management policies and procedures, relationships with affiliated companies, recordkeeping and conduct and qualifications of personnel. In particular, the failure to meet minimum capital requirements could result in certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our operations and financial statements.

There is a risk that we could incur additional costs in complying with regulations applicable to federally chartered savings banks, or significant penalties if we fail to comply. Our ability to comply with all applicable laws and rules will depend largely on our establishment and maintenance of a system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could have a material adverse effect on our business, financial condition and operating results.

Part of our strategy is to acquire a federally chartered savings bank. We may not be successful in acquiring a federally chartered savings bank.

Our ability to successfully acquire a savings bank and implement our strategy will depend on the successful completion of our proposed private offering of equity or convertible debt securities and a number of other conditions, including the successful completion of due diligence, the agreement on definitive terms, the successful negotiation of definitive agreements, and the receipt of necessary governmental and other approvals, including, if required, shareholder approval. The implementation of our strategy will be dependent on our ability to identify, evaluate and successfully negotiate a transaction with a federally chartered savings bank. We may face significant competition in identifying and acquiring a suitable federally chartered savings bank that meets our criteria or in completing an acquisition on satisfactory terms. Changing market conditions, including increased turbulence in the credit and equity markets and increased competition for federally chartered savings banks, may diminish opportunities or our ability to acquire a savings bank and lead to prices for savings banks to be driven up through competing bids. We may devote significant management time and company resources in seeking to acquire a savings bank, which we would not be able to recover if we were unsuccessful. Accordingly, our efforts to acquire a federally chartered savings bank could have a material adverse effect on our operations and net income.

If we acquire a federally chartered savings bank, and if we fail to successfully integrate such bank, our operations and financial results could be adversely affected.

If we successfully acquire a federally chartered savings bank, we may face challenges in integrating our products, services and employees.

We cannot assure you that we will be able to:

•	expand our systems effectively;
•	allocate our human resources optimally;
•	identify and hire qualified employees or vendors; or
•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we acquire a federally chartered savings bank and we are unable to successfully integrate such bank, our operations and our financial results could be adversely affected.

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

If existing or future customers’ use of our web site infrastructure increases beyond our capacity, customers may experience delays and interruptions in service. As a result, they may seek the products of our competitors and our revenue growth could be limited or reduced. Because we seek to generate a high volume of traffic and accommodate a large number of customers on our web site, the satisfactory performance, reliability, and availability of our web site, processing systems, and network infrastructure are critical to our reputation and our ability to serve customers. If use of our web site increases, we will need to expand and upgrade our technology, processing systems, and network infrastructure. Our online services may in the future experience slower response times due to increased traffic if this risk is not effectively addressed, which could cause us to lose business.

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

The loss of the services of one or more members of our senior management team or the inability to attract, retain and maintain additional senior management personnel could harm our business, financial condition, results of operations and future prospects. Our operations and prospects depend in large part on the performance of our senior management team. Our Chief Executive Officer and Co-Presidents have employment agreements which expire on October 31, 2009 and April 1, 2009 respectively. On November 5, 2008, the Company and the Co-Presidents agreed to extend the deadline by which they or the Company must provide notice of their intent not to renew our Co-Presidents’ employment agreements to November 21, 2008. Our Chief Financial Officer, Chief Marketing Officer, General Counsel and Controller do not have employment agreements and are considered to be “at will” employees. We do not maintain key man insurance policies on any of our officers or key employees. We may not be able to find qualified replacements for any of these individuals if their services are no longer available.

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

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

The NASDAQ Stock Market has advised us that we are not in compliance with one of its listing standards. If we cannot become compliant, we will face delisting, which would severely decrease the liquidity of our common stock.

On September 18, 2008, we received a letter from the NASDAQ Stock Market notifying us that, based on our annual report on Form 10-K for the year ended June 30, 2008, the NASDAQ Stock Market has determined that our stockholders’ equity does not comply with the minimum $10.0 million stockholders’ equity requirement for continued listing on the NASDAQ Global Market set forth in Marketplace Rule 4450(a). The NASDAQ Stock Market staff is reviewing MRU’s eligibility for continued listing on the NASDAQ Global Market and asked the Company to provide, on or before October 3, 2008, a specific plan to achieve and sustain compliance with all of the NASDAQ Stock Market listing requirements. We responded formally to the NASDAQ Stock Market on October 3, 2008. While our plan to gain compliance includes using the proceeds from our proposed private offering of equity or convertible debt securities to increase our stockholders’ equity, there can be no assurance that we will be able to continue to meet the NASDAQ listing standards. In addition, since September 5, 2008, the closing bid price of our common stock on the NASDAQ Global Market has been below $1.00. Typically, if the closing bid price of a company’s common stock remains below $1.00 for 30 consecutive trading days, then the NASDAQ Stock Market will send a deficiency notice to it, advising it that it has been afforded a “compliance period” of 180 calendar days to regain compliance with its minimum bid price requirement. On October 16, 2008, the NASDAQ Stock Market suspended the enforcement of this rule through January 16, 2009. There can be no assurance that we will be able to meet the $1.00 minimum bid price requirement of the NASDAQ Stock Market when reinstated. If we are unable to meet the NASDAQ Stock Market’s listing requirements, our common stock will be delisted from the NASDAQ Stock Market, which would decrease the liquidity of our common stock.

The price of our common stock has been and may continue to be volatile.

The trading price of our common stock has and may continue to fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. During the twelve months ended November 7, 2008, the closing sale price of our common stock on the NASDAQ Global Market ranged from $0.09 to $5.00. These fluctuations could cause you to lose part or all of your investment in our shares of common stock. Factors that could cause fluctuations in the price of our common stock include, but are not limited to those listed in this risk factors section and the following:

•	our default under the Senior Secured Notes, Convertible Notes, or a warehouse facility;

•	our filing for bankruptcy protection or an involuntary bankruptcy proceeding instituted against us;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	announcement by us, our competitors or our potential competitors of acquisitions, new products or services, significant contracts, commercial relationships or capital commitments;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of financial services companies;

•	general economic conditions and trends;

•	negative publicity about the student loan market generally or us specifically;

•	major catastrophic events;

•	loss of a significant client or clients; or

•	purchases or sales of large blocks of our stock.

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

Our charter documents provide our board of directors with the authority to issue series of preferred stock without a vote or action by our stockholders. Our board of directors also has the authority to determine the terms of our preferred stock, including designations, powers, preferences and voting rights. The rights granted to the holders of our outstanding Series B and Series B-2 preferred stock may adversely affect the rights of holders of our common stock. For example, the Series B and Series B-2 preferred stock are entitled to receive a liquidation preference over all other equity securities that are junior to them. In addition, subject to certain conditions, our charter documents provide protective provisions to the holders of our Series B and Series B-2 preferred stock requiring us to first obtain the written consent of the majority of the holders of each of our Series B and Series B-2 preferred stock prior to undertaking certain actions, including, without limitation, the sale of substantially all of our assets or our liquidation and winding up, amending our charter documents in a manner adverse to the Series B or the Series B-2 preferred stockholders, as applicable, the issuance of additional shares of our stock or any options or convertible securities, and paying dividends to our stockholders. Furthermore, our charter documents provide that, subject to certain conditions, the Series B preferred stockholders have a right of first offer to purchase any new securities offered by us which are junior to the Series B preferred stock. As a result, the rights granted to the holders of our Series B and Series B-2 preferred stock may significantly impair our ability to raise equity capital if the majority of the holders of our Series B or Series B-2 preferred stock do not consent to the offer, sale and issuance of the new securities or we are unable to obtain a waiver of each of our Series B preferred stockholder’s right of first offer. In addition, under the terms of the Series B preferred stock, the price at which the Series B preferred will convert into our common will be adjusted on a weighted average basis if we issue common stock or common stock equivalent securities at a price less than $3.80 per share.

Insiders and significant stockholders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

As of November 7, 2008, our directors and executive officers beneficially owned approximately 24.6% of the outstanding voting shares and our two largest institutional stockholders owned an additional 33.86% of our outstanding voting shares. As a result, these stockholders, if acting together, could substantially influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.  Exhibits.

4.1
Convertible Promissory Note dated July 10, 2008, issued to Merrill Lynch Mortgage Capital Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 16, 2008 and incorporated herein by reference).

4.2
Subordination Agreement, dated July 10, 2008, among the Company, Merrill Lynch Mortgage Capital Inc., Viking Asset Management L.L.C. and the buyers of certain secured senior notes issued by the Company dated as of October 19, 2007 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 16, 2008 and incorporated herein by reference).

4.3
Promissory Note, dated July 10, 2008, issued to Battery Ventures VII, L.P. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 16, 2008 and incorporated herein by reference).

4.4
Promissory Note, dated July 10, 2008, issued to Battery Investment Partners VII, LLC (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on July 16, 2008 and incorporated herein by reference).

4.5
Promissory Note, dated July 10, 2008, issued to Printworks Series E LLC (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001- 33073) filed on July 16, 2008 and incorporated herein by reference).

4.6
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

	4.13	Form of Promissory Note dated July 31, 2008 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on August 6, 2008 and incorporated herein by reference).

	4.14
Form of Subordination Agreement, dated July 31, 2008, by and among the Company, the Subordinated Creditor, Viking Asset Management L.L.C. and the Buyers of certain secured senior notes issued by the Company on October 19, 2007 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on August 6, 2008 and incorporated herein by reference).

	4.15
Form of Warrant to purchase shares of common stock dated July 31, 2008 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-33073) filed on August 6, 2008 and incorporated herein by reference).

	10.1
Amendment No. 7 to Master Loan Agreement, dated as of July 10, 2008, by and between Merrill Lynch Bank USA and MRU Funding SPV Inc. (filed as Exhibit 10.26 to the Company’s annual report on Form 10-K (File No. 001-33073) filed on September 15, 2008, and incorporated herein by reference).

*	10.2	Amendment No. 8 to Master Loan Agreement, dated as of September 15, 2008, by and between Merrill Lynch Bank USA and MRU Funding SPV Inc.

	10.3
Note Purchase Agreement, dated as of July 2, 2008, by and among the Company, MRU ABS II LLC and the Initial Purchasers. (filed as Exhibit 10.29 to the Company’s annual report on Form 10-K (File No. 001-33073) filed on September 15, 2008, and incorporated herein by reference).

	10.4
Administration Agreement, dated as of July 1, 2008, by and among the Company, MRU ABS II LLC, The Bank of New York Trust Company, N.A., Wilmington Trust Company and MRU Student Loan Trust 2008-A (filed as Exhibit 10.30 to the Company’s annual report on Form 10-K (File No. 001-33073) filed on September 15, 2008, and incorporated herein by reference).

	10.5
Transfer & Contribution Agreement, dated as of July 10, 2008, by and between the Company and MRU ABS II LLC (filed as Exhibit 10.31 to the Company’s annual report on Form 10-K (File No. 001-33073) filed on September 15, 2008, and incorporated herein by reference).

*	10.6
Waiver and First Amendment, dated as of September 12, 2008, by and among the Company; Embark Corp., Embark Online, Inc, Goto College Holdings Inc., iempower, inc., MRU Originations, Inc., and MRU Universal Guaranty Agency, Inc.; Longview Marquis Master Fund, L.P. and Viking Asset Management, LLC.

*	10.7
Second Amendment, dated as of October 17, 2008, by and among the Company; Embark Corp., Embark Online, Inc, Goto College Holdings Inc., iempower, inc., MRU Originations, Inc., and MRU Universal Guaranty Agency, Inc.; Longview Marquis Master Fund, L.P. and Viking Asset Management, LLC.

*	10.8
Third Amendment and Restatement, dated as of September 17, 2008, of the Receivables Loan and Security Agreement by and among Education Empowerment SPV, LLC, Autobahn Funding Company, LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services)

*	10.9	Amendment No. 2, dated as of September 17, 2008, to Transfer and Contribution Agreement (PRIME) by and between Education Empowerment Fund I, LLC and Education Empowerment SPV, LLC

*	10.10
Second Amendatory Supplement to Fee Letter, dated as of September 17, 2008, by and among, Autobahn Funding Company, LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, Education Empowerment Fund I, LLC and Education Empowerment SPV, LLC

+*	10.11	Amendment, dated as of November 5, 2008, by and between the Company and Raza Khan.

+*	10.12	Amendment, dated as of November 5, 2008, by and between the Company and Vishal Garg.

*	31.1	Certification of Edwin J. McGuinn, Jr., Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Jonathan A. Coblentz, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Edwin J. McGuinn, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Jonathan A. Coblentz, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed herewith

+    Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRU HOLDINGS, INC.

Date: November 10, 2008	/s/ Edwin J. McGuinn, Jr.
Edwin J. McGuinn, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	/s/ Jonathan A. Coblentz
Jonathan A. Coblentz
Chief Financial Officer (Principal Financial and Accounting Officer)